Form 10-K
period 1993-12-31
PACCAR FINANCIAL CORP
filed 1994-03-28
CIK 731288

- ------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1993

Commission File No. 0-12553

                            PACCAR FINANCIAL CORP.
- ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Washington                                91-6029712
- ---------------------------------      ---------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification No.)

   777 - 106th Avenue N.E., Bellevue, Washington                   98004
- ------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:   (206) 462-4100
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                      None
- ------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  X   No
                                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1994:
                                      None

The number of shares outstanding of the registrant's classes of common stock as of March 1, 1994:

                 Common Stock, $100 par value -- 145,000 shares
                 ----------------------------------------------

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (J)(1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I


ITEM 1.  BUSINESS
                                    GENERAL

PACCAR Financial Corp.

         PACCAR Financial Corp. (the "Company"), a wholly owned subsidiary of PACCAR Inc ("PACCAR"), is a Washington corporation organized in 1961 to finance the sale of PACCAR products. The Company provides retail financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealers in the United States. The Company also finances dealer inventories of transportation equipment.

PACCAR Inc

         PACCAR is a multi-national company which designs and manufactures various types of industrial equipment that are marketed primarily through its dealers. Class 8 heavy-duty diesel trucks (gross vehicle weight in excess of 33,000 pounds) and related service parts are the principal products of PACCAR and accounted for 88% of PACCAR's total revenues in 1993. PACCAR markets these trucks under the "Kenworth," "Peterbilt" and "Foden" nameplates. They are manufactured in five plants in the United States. Outside of the U.S., the Company manufactures and sells through wholly owned subsidiary companies in Canada and Australia, through a United Kingdom branch of a wholly owned U.S. subsidiary and through an affiliate in Mexico. PACCAR also manufactures medium-duty trucks in Canada which are distributed in the United States and Canada. Other PACCAR products include industrial winches and oilfield equipment. PACCAR competes in the truck parts aftermarket primarily through its dealer network and also sells general automotive parts and accessories through retail outlets.

         In the United States, Kenworth and Peterbilt trucks are sold to an independent dealer network, consisting of 310 outlets, for resale to retail purchasers. Trucks manufactured in the United States for export are marketed by a division of PACCAR through an international dealer network.

         In addition to the Company, which provides financing and leasing in the United States, four other subsidiaries of PACCAR offer similar financing programs for PACCAR products in Canada, Australia and the United Kingdom.

         As of December 31, 1993, PACCAR and its subsidiaries had total assets of $3.3 billion and stockholders' equity of $1.1 billion. For the year ended December 31, 1993, PACCAR's consolidated revenues and net income were $3.6 billion and $142.2 million respectively.

         There were six principal competitors, including PACCAR, in the United States Class 8 truck market in 1993. Based on 1993 industry registration statistics, PACCAR's Kenworth and Peterbilt combined truck sales accounted for approximately 22% of domestic Class 8 new truck registrations. The domestic heavy-duty truck market is highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales.

         PACCAR's common stock, $12 par value, is traded in the over-the-
counter market under the NASDAQ symbol "PCAR."   PACCAR is subject to the
informational requirements of the Securities Exchange Act of 1934 and in accordance therewith files reports and other information with the Securities and Exchange Commission (the "Commission"). All reports, proxy statements and other information filed by PACCAR with the Commission may be inspected and copied at the Public Reference Section of the Commission at 450 Fifth Street NW, Washington, D.C. 20549.

                            BUSINESS OF THE COMPANY

         The Company operates primarily in one industry segment, truck and related equipment financing. The Company provides retail, inventory and lease financing for dealers selling Kenworth and Peterbilt trucks in the United States. In addition, the Company provides financing for dealers for new Class 6, 7 and 8 trucks and used trucks, regardless of make or model. Financing is also provided for truck trailers and allied equipment such as mixer and dump bodies attached to the truck.

         The Company currently conducts business with most PACCAR dealers. The volume of the Company's business is significantly affected by PACCAR's sales and competition from other financing sources.

         As of December 31, 1993, the Company employed 224 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

The Company's Products

         The receivables acquired in the Company's retail financing activities include retail installment obligations of purchasers of new and used trucks and related equipment (the "Retail Contracts") and loan obligations of dealers secured by retail installment contracts originated and owned by those dealers (the "Pledge Line Contracts"). The Company provides financing of dealer inventories for new and used trucks and related equipment (the "Wholesale Contracts"). The Company's leases to customers are classified as direct financing or operating leases (the "Leases").

Retail Receivables

         Retail Contracts. The Company purchases contracts from dealers and receives assignments of the contracts and a first lien security interest in the vehicles financed. Collateral for vehicles sold to leasing companies may also include an assignment of leases and rentals due thereunder. Retail Contracts purchased by the Company have fixed or floating interest rates. At December 31, 1993, approximately 80% in principal amount of the Retail Contracts outstanding had fixed interest rates. At December 31, 1993, approximately 82% of the Company's Retail Contracts outstanding were for sales of new equipment.

Pledge Line Contracts

         These contracts are an alternative form of retail financing offered to selected dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks and meeting the Company's requirements as to form, terms and creditworthiness for Retail Contracts, are pledged to the Company as collateral for direct, fixed or floating interest rate, full recourse loans by the Company to the dealer.

Wholesale Contracts

         The Company currently provides wholesale financing for new and used truck and trailer inventories for dealers. Wholesale Contracts are secured by the inventories financed. The amount of credit extended by the Company for each truck is generally limited to the invoice price of new equipment and to the wholesale value of used equipment. At December 31, 1993, approximately 81% of the Company's Wholesale Contracts were for the financing of new equipment. Interest under Wholesale Contracts is based upon floating rates.

Leases

         The Company offers lease contracts where it is treated as the owner of the equipment for tax purposes and generally retains the tax depreciation. The lessee is responsible for the payment of property and sales taxes, licenses, maintenance and other operating items. The lessee is obligated to maintain the equipment, to return it to the Company in good repair and to insure the equipment against casualty losses.

         Most of the Company's lease contracts contain a Terminal Rental Adjustment Clause (TRAC) which requires the lessee to guarantee to the Company a stated residual value upon disposition of the equipment at the end of the lease term.

Insurance

         In 1993, the Company initiated a property damage insurance program offered through PACCAR dealers who are licensed insurance agents. The Company retains the premium revenue and loss exposure for the policies which are issued by an unrelated insurance carrier. In 1993, these activities were immaterial to the Company's results.


         CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

         At December 31, 1993, the largest single retail or lease customer represented 1.7% of the Company's net receivables, and the five largest such accounts amounted to 6.4% of net receivables.

         With respect to wholesale financing, at December 31, 1993, the largest single dealer accounted for .8% of the Company's net receivables and the five largest dealers collectively accounted for 2.2% of net receivables.

         At December 31, 1993, the largest Pledge Line dealer borrowing amounted to 6.5% of the Company's net receivables and the five largest dealer notes under Pledge Line Contracts amounted to 11.1% of net receivables. Pledge Line Contracts are secured by numerous retail installment contracts which offset the amount of dealer concentration.

Past Due Retail Contract Receivables and Allowance for Losses

         An account is considered past due by the Company if any portion of an installment is due and unpaid for more than 30 days. In periods of adverse economic conditions, past due levels, repossessions and losses generally increase.

         The Company maintains an allowance for losses on receivables at a level which it considers to be adequate based on management's estimates of future losses. The following table summarizes the activity in the Company's allowance for losses on receivables and presents related ratios:


                              Allowance for Losses
                             (Thousands of Dollars)

                                                                                   Year Ended December 31
                                                                          ---------------------------------------
                                                                           1993             1992           1991
                                                                          -------          -------        -------
Balance at Beginning of Period                                            $21,840          $21,840        $21,840
    Add:   Provision for Losses                                             6,079            8,611         21,237
    Less:  Losses Net of Recoveries                                        (3,919)          (8,611)       (21,237)
                                                                          -------          -------        -------
Balance at End of Period                                                  $24,000          $21,840        $21,840
                                                                          =======          =======        =======

Ratios:
    Net credit losses to average net receivables
       and equipment on operating leases                                     .30%             .77%          1.92%

    Allowance for losses to period end net
       receivables and equipment on operating leases                        1.59%            1.85%          1.97%

    Period end gross retail contracts and leases
       past due (over 60 days) to period end gross
       retail contracts and lease receivables                                .40%            1.49%          2.39%

         For discussion of the allowance for losses and past due receivables, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1991-1993."

                        COMPETITION AND ECONOMIC FACTORS

         The truck financing business is highly competitive among banks, commercial finance companies, captive finance companies and leasing companies. Many of these institutions have substantially greater financial resources than the Company and may occasionally borrow funds at lower rates.

         The dealers are the primary source of contracts acquired by the Company. However, dealers are not required to obtain financing from the Company, and they have a variety of other sources which may be used for wholesale and customer retail financing of trucks. Retail purchasers also have a variety of sources available to finance truck purchases.

         The ability of the Company to compete in its market is principally based on the rates and terms which the Company offers dealers and retail purchasers, as well as the specialized services it provides. Rates and terms are based on the Company's desire to provide flexible financing which meets dealer and customer financing needs, the ability of the Company to borrow funds at competitive rates and the Company's need to earn an adequate return on its invested capital. The Company's business is also affected by changes in market interest rates, which in turn are related to general economic conditions, demand for credit, inflation and governmental policies. Seasonality is not a significant factor in the Company's business.

         The volume of receivables available to be acquired by the Company from dealers is largely dependent upon the number of Kenworth and Peterbilt trucks sold. Domestic sales of heavy-duty trucks depend on the capital equipment requirements of the transportation industry, which in turn is influenced by economic growth and cyclical variations in the economy. Heavy-duty truck sales are also sensitive to economic factors such as fuel costs, interest rates, federal excise and highway use taxes and taxation of the acquisition and use of capital goods.

                        REGULATIONS AND SIMILAR MATTERS

         In certain states, the Company is subject to retail installment sales or installment loan statutes and related regulations, the terms of which vary from state to state. These laws may require the Company to be licensed as a sales finance company and may regulate disclosure of finance charges and other terms of retail installment contracts. The Company is also subject to some of the provisions of federal law relating to discrimination in the granting of credit.

                                SOURCES OF FUNDS

         The operations of the Company have been financed by short-term indebtedness (including commercial paper and bank loans), term indebtedness (primarily publicly offered medium-term notes), retained earnings plus equity investments from PACCAR. The Company's profitable acquisition of additional receivables is dependent upon its ability to raise funds at competitive rates in the private and public debt markets.

         In order to minimize its exposure to fluctuations in interest rates, the Company generally seeks to borrow funds with interest rate characteristics similar to the characteristics of its receivables and leases. The Company also reduces its interest rate risk and cost by entering into interest rate contracts. See "Note E--Term Debt" in the Notes to Financial Statements for information regarding interest rate contracts. Other considerations which affect the Company's funding operations include the amount of fixed and variable rate receivables, the maturity schedule of existing debt, the availability of desired debt maturities and the level of interest rates.

         As of December 31, 1993, PACCAR and the Company together had $265.0 million of unused, confirmed bank lines of credit that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. Neither PACCAR nor the Company is liable for the borrowings of the other.

         As of December 31, 1993, the Company had $624.1 million of term debt outstanding, $220.8 million of which was due within 12 months. See "Note E--Term Debt" in the Notes to Financial Statements for term debt maturities.

         An indenture of the Company dated as of December 1, 1983 as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company's term debt which is publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

                            RELATIONSHIP WITH PACCAR

General

         The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company's principal source of financing business. The Company also receives administrative support and may occasionally borrow funds from PACCAR. Since the majority of the directors of the Company are executives of PACCAR and PACCAR is the sole owner of the Company's outstanding voting common stock, PACCAR can determine the course of the Company's business. See "Note D--Transactions with PACCAR" in the Notes to Financial Statements.

Support Agreement

         The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the years ended December 31, 1993, 1992, 1991 and 1989 was met without assistance. In order to maintain the ratio of 1.25 to 1 in 1990, PACCAR provided earnings support of $7.3 million by assuming $4.5 million of the Company's interest expense and forgiving $2.8 million in administrative service charges.

         The Company and PACCAR may amend or terminate any or all of the provisions of the Support Agreement upon 30 days notice, with copies of the notice being sent to all nationally recognized statistical rating organizations ("NRSROs") which have issued ratings with respect to debt of the Company ("Rated Debt"). Such amendment or termination will be effective only if (i) two NRSROs confirm in writing that their ratings with respect to any Rated Debt would remain the same after such amendment or termination, or (ii) the notice of amendment or termination provides that the Support Agreement will continue in effect with respect to Rated Debt outstanding on the effective date of such amendment or termination unless such debt has been paid or defeased pursuant to the indenture or other agreement applicable to such debt, or (iii) the holders of at least two-thirds of the aggregate principal amount of all outstanding Rated Debt with an original maturity in excess of 270 days consent in writing to such amendment or termination, provided that the holders of Rated Debt having an original maturity of 270 days or less shall continue to have the benefit of the Support Agreement until the maturity of such debt.

         The Support Agreement expressly states that PACCAR's commitments to the Company thereunder do not constitute a PACCAR guarantee of payment of any indebtedness or liability of the Company to others and do not create rights against PACCAR in favor of persons other than the Company. There are no guarantees, direct or indirect, by PACCAR of payment of any indebtedness of the Company.


ITEM 2.  PROPERTIES

         The Company's principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 - 106th Avenue N.E., Bellevue, Washington 98004.

         Other offices of the Company are located in leased premises. Annual lease rentals for offices in the aggregate are not material in relation to expenses as a whole.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         All outstanding common stock is owned by PACCAR; therefore, there is no trading market in the common stock.

         To date, the Company has never declared or paid cash dividends on its common or preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for the Company and should be read in conjunction with the more detailed financial statements included under "Financial Statements and Supplementary Data." The information with respect to each of the five years in the period ended December 31, 1993 has been derived from the Company's audited financial statements.

                  Balance Sheet Data and Income Statement Data
                             (Thousands of Dollars)

                                                                          As of December 31
                                                ------------------------------------------------------------------------
Balance Sheet Data                                 1993           1992           1991            1990            1989
- ------------------                              ----------     ----------     ----------      ----------      ----------
Total Assets                                    $1,493,880     $1,169,139     $1,106,522      $1,201,298      $1,275,676
Short-Term Debt                                    524,211        455,533        436,559         420,100         458,951
Term Debt                                          624,100        384,500        349,700         459,503         473,392
Stockholder's Equity                               226,750        208,437        196,740         181,852         177,780

Income Statement Data                                                  Year Ended December 31
- ---------------------                           ------------------------------------------------------------------------
Gross Income                                    $  116,022      $  109,490     $  121,136      $  141,754      $  147,166
Interest Expense                                    45,815          48,914         62,520          79,505          84,870
Depreciation Expense                                10,432          10,201         10,669          12,535          11,354
Operating and Other Expenses                        23,247          23,119         21,056          22,337          19,470
Loss Provision Expense                               6,079           8,611         21,237          28,579           8,919
                                                ----------      ----------     ----------      ----------      ----------
Income (Loss) Before Support                        30,449          18,645          5,654          (1,202)         22,553
Earnings Support (1)                                     -               -              -           7,290               -
                                                ----------      ----------     ----------      ----------      ----------
Income Before Taxes and
    Cumulative Effect of
    Change in Accounting
    Method                                          30,449          18,645          5,654           6,088          22,553
Income Taxes                                        13,446           6,948          2,089           2,016           7,925
                                                ----------      ----------     ----------      ----------      ----------
Income Before Cumulative
    Effect of Change in
    Accounting Method                               17,003          11,697          3,565           4,072          14,628

Cumulative Effect of
    Change in Accounting
    Method (2)                                           -               -         11,323               -               -
                                                ----------      ----------     ----------      ----------      ----------
Net Income                                      $   17,003      $   11,697     $   14,888      $    4,072      $   14,628
                                                ==========      ==========     ==========      ==========      ==========
Ratio of Earnings to Fixed
    Charges (3)                                      1.66x           1.38x          1.09x           1.08x           1.26x


(1) In 1990, PACCAR provided earnings support of $7.3 million through the assumption of $4.5 million of the Company's interest expense and the forgiveness of $2.8 million in administrative service charges. (See "Relationship with PACCAR.")

(2) Effective January 1, 1991, the Company adopted Financial Accounting Standards Board Statement (FASB) No. 96, "Accounting for Income Taxes." The most significant impact of this Statement was to change the tax rate at which deferred taxes were recognized on the balance sheet to the lower rate then specified by federal tax laws. The change resulted in a one-time increase in net income of $11,323 in the first quarter of 1991.

(3) For purposes of this ratio, earnings consist of income from operations plus fixed charges. Fixed charges consist of interest expense plus one-third of rent expense (which is deemed representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements but differs from the method called for in the Support Agreement between the Company and PACCAR. The ratios computed pursuant to the Support Agreement were 1.89x, 1.59x, 1.26x, 1.25x and 1.40x for the years 1993-1989, respectively. See Exhibits 12.1 and 12.2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 1991-1993

Results of Operations

1993 Compared to 1992:

         Pre-tax earnings increased to $30.4 million from $18.6 million in 1992 primarily as a result of higher income attributable to the growth in receivables as well as a lower provision for losses. Average receivables increased $185 million (16%) to $1.3 billion from $1.1 billion in 1992. The growth resulted from record high new business volume of $850 million in 1993 related to increased heavy-duty truck sales by PACCAR. While total debt increased to fund the growth in assets, interest expense decreased due to the general decline in interest rates during 1993. Operating and other expenses remained relatively stable.

         The 1993 loss provision of $6.1 million, compared to $8.6 million in 1992, reflected significantly lower net credit losses and an improvement in past due balances. The lower credit losses resulted from an improving economy, the Company's implementation of procedural and organizational changes to achieve stronger credit controls, and a greater emphasis on portfolio quality. The number and magnitude of problem accounts continued to decline from the levels in earlier years. At year end 1993, contracts over 60 days past due declined to 0.40% of period end gross retail and lease receivables compared to 1.49% and 2.39% at year ends 1992 and 1991, respectively. The reserve for credit losses was increased to $24.0 million to reflect the growth in the portfolio and risks inherent in the financing of heavy-duty trucks.

         The August 1993 tax law, which increased corporate income tax rates from 34% to 35% effective January 1, 1993, had a $2.6 million adverse impact on net income. The Company recorded a one-time increase to the income tax provision of $2.3 million to adjust deferred tax liabilities to the higher rate; in addition, income taxes on current year earnings increased by $.3 million.

         As the result of these foregoing factors, net income for 1993 improved to $17.0 million from $11.7 million in 1992.

1992 Compared to 1991:

         Income before taxes for 1992 improved to $18.6 millon from $5.7 million in 1991 due primarily to a lower provision for credit losses. Net income for 1992 was $11.7 million compared to $14.9 million in 1991. Included in the 1991 net income was a one-time adjustment of $11.3 million for the Company's adoption of FASB 96, "Accounting for Income Taxes." Net income for 1991 would have been $3.6 million without the adjustment. Gross income and interest expense in 1992 declined from 1991 as a result of lower market interest rates.

Funding and Liquidity

         The Company manages its capital structure consistent with industry standards. Since 1983, the Company has made available registered senior debt securities for offering to the public. In 1993, the Company registered $1 billion of senior debt securities for offering to the public under the Securities Act of 1933. At the end of 1993, $980 million of such securities had not been issued.

         The Company believes that it has sufficient financial capabilities, including internally generated funds, access to public and private debt markets, lines of credit and other financial resources, to fund current business needs and service debt maturities.

Impact of New Accounting Rules

FASB No. 114, "Accounting by Creditors for Impairment of a Loan," was issued in May 1993 and is effective for fiscal years beginning December 15, 1994. The Company does not expect the adoption of FASB No. 114 to have a material impact on the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company and related schedules described under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," are included following this page.

                         Report of Independent Auditors



Board of Directors
PACCAR Inc and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. as of December 31, 1993 and 1992, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the Financial Statements, in 1991 the Company changed its method of accounting for income taxes.




                                                            /S/ Ernst & Young




Seattle, Washington
February 4, 1994

BALANCE SHEETS
PACCAR Financial Corp.


                                                                                          December 31
                                                                                  1993                    1992
                                                                               ----------              ----------
                                                                                     (Thousands of Dollars)
ASSETS
 Cash                                                                          $    5,554              $    5,664

 Net receivables and direct
     financing leases                                                           1,466,049               1,138,507
 Allowance for losses                                                             (24,000)                (21,840)
                                                                               ----------              ----------
                                                                                1,442,049               1,116,667

 Equipment on operating leases, net of
     allowance for depreciation of $15,246
     (1992--$16,781)                                                               39,823                  40,718
 Other assets                                                                       6,454                   6,090
                                                                               ----------              ----------

                                      TOTAL ASSETS                             $1,493,880              $1,169,139
                                                                               ==========              ==========

LIABILITIES
 Accounts payable and accrued expenses                                         $   29,733              $   18,247
 Payable for loans and leases originated                                           20,905                  22,648
 Commercial paper                                                                 475,210                 425,533
 Bank loans                                                                        49,000                  30,000
 Term debt                                                                        624,100                 384,500
 Deferred income taxes                                                             68,182                  79,774
                                                                               ----------              ----------

                                 TOTAL LIABILITIES                              1,267,130                 960,702

STOCKHOLDER'S EQUITY
 Preferred stock, par value $100 per share
     6% noncumulative and nonvoting
     450,000 shares authorized,
     310,000 shares issued and outstanding                                         31,000                  31,000
 Common stock, par value $100 per share
     200,000 shares authorized,
     145,000 shares issued and outstanding                                         14,500                  14,500
 Paid in capital                                                                    1,310                       -
 Retained earnings                                                                179,940                 162,937
                                                                               ----------              ----------

                        TOTAL STOCKHOLDER'S EQUITY                                226,750                 208,437
                                                                             ------------              ----------

        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $1,493,880              $1,169,139
                                                                               ==========              ==========


See notes to financial statements.

STATEMENTS OF INCOME AND RETAINED EARNINGS
PACCAR Financial Corp.

                                                                             Year Ended December 31
                                                                  1993                1992                1991
                                                                --------            --------             --------
                                                                              (Thousands of Dollars)
 Interest and finance charges                                   $102,983            $ 96,384             $107,216
 Rentals on operating leases                                      13,039              13,106               13,920
                                                                --------            --------             --------

                                           GROSS INCOME          116,022             109,490              121,136

 Interest expense                                                 45,815              48,914               62,520
 Other borrowing expense                                           1,257               1,151                1,193
 Depreciation expense related
     to operating leases                                          10,432              10,201               10,669
 Selling, general &
     administrative expenses                                      21,990              21,968               19,863
 Provision for losses on receivables                               6,079               8,611               21,237
                                                                --------            --------             --------

                         INCOME BEFORE INCOME TAXES AND
                         CUMULATIVE EFFECT OF CHANGE IN
                                      ACCOUNTING METHOD           30,449              18,645                5,654

 Income taxes                                                     13,446               6,948                2,089
                                                                --------            --------             --------

                        INCOME BEFORE CUMULATIVE EFFECT
                         OF CHANGE IN ACCOUNTING METHOD           17,003              11,697                3,565

 Cumulative effect of change in
     accounting method                                                 -                   -               11,323
                                                                --------            --------             --------


                                             NET INCOME           17,003              11,697               14,888

 Retained earnings at beginning of year                          162,937             151,240              136,352
                                                                --------            --------             --------

                       RETAINED EARNINGS AT END OF YEAR         $179,940            $162,937             $151,240
                                                                ========            ========             ========


See notes to financial statements.

STATEMENTS OF CASH FLOWS
PACCAR Financial Corp.

                                                                            Year Ended December 31
                                                                  1993               1992                 1991
                                                               ---------           ---------            ---------
                                                                            (Thousands of Dollars)
OPERATING ACTIVITIES:

 Net income                                                    $  17,003           $  11,697            $  14,888
 Items included in net income not
       affecting cash:
     Cumulative effect of change in
       accounting method                                               -                   -              (11,323)
     Provision for losses on receivables                           6,079               8,611               21,237
     Deferred taxes                                              (11,592)             (7,087)              (2,998)
     Depreciation and amortization                                11,253              11,290               11,747
     Increase in accounts payable,
       accrued expenses and income taxes                           8,804               2,566                2,527
                                                               ---------           ---------            ---------

                                   NET CASH PROVIDED BY
                                   OPERATING ACTIVITIES           31,547              27,077               36,078

INVESTING ACTIVITIES:

 Loans and financing leases originated                          (839,887)           (563,474)            (421,123)
 Collections on loans and financing
     leases                                                      563,597             472,743              439,599
 Net decrease (increase) in wholesale                            (49,747)             24,647               40,457
     receivables
 Acquisition of equipment for
     operating leases                                            (20,462)            (17,950)              (7,674)
 Disposal of operating lease equipment                             5,255               1,361                1,313
                                                               ---------           ---------            ---------

                             NET CASH PROVIDED BY (USED
                               IN) INVESTING ACTIVITIES         (341,244)            (82,673)              52,572

FINANCING ACTIVITIES:

 Net increase (decrease) in
   commercial paper                                               49,677              33,074              (27,641)
 Net increase (decrease)
   in bank loans                                                  19,000             (14,100)              44,100
 Proceeds from term debt                                         359,500             267,800              160,300
 Payments of term debt                                          (119,900)           (233,000)            (270,100)
 Additions to paid in capital                                      1,310                   -                    -
                                                               ---------           ---------            ---------

                             NET CASH PROVIDED BY (USED
                               IN) FINANCING ACTIVITIES          309,587              53,774              (93,341)
                                                               ---------           ---------            ---------

                                   NET DECREASE IN CASH             (110)             (1,822)              (4,691)

                                 BEGINNING CASH BALANCE            5,664               7,486               12,177
                                                               ---------           ---------            ---------


                                    ENDING CASH BALANCE        $   5,554           $   5,664            $   7,486
                                                               =========           =========            =========


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1993
(Thousands of Dollars)

NOTE A--SUMMARY OF ACCOUNTING POLICIES

Industry: PACCAR Financial Corp. (the "Company"), a wholly owned subsidiary of PACCAR Inc ("PACCAR"), provides retail financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold by authorized dealers. The Company also finances dealer inventories of transportation equipment.

Due to the nature of the Company's business, customers are concentrated in the transportation industry throughout the United States. The Company's receivables and direct financing lease portfolio are not concentrated in any geographic region. Generally, all receivables are collateralized by the equipment being financed. The risk of bad debt losses related to this concentration has been considered in establishing the allowance for losses.

Revenue Recognition: Revenue from net receivables and direct financing leases is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income.

Equipment: Equipment on operating leases is recorded at cost and depreciated on a straight-line basis over the term of each operating lease based upon its estimated useful life of five years to an estimated residual value.

Income Taxes: The Company is included in the consolidated federal income tax return of PACCAR. Any related tax liability is paid by the Company to PACCAR and any current related tax benefit is paid by PACCAR to the Company exclusive of the effect of Alternative Minimum Tax.

Effective January 1, 1991, the Company adopted Financial Accounting Standards Board Statement No. 96, "Accounting for Income Taxes." The most significant impact of FASB Statement No. 96 was to change the tax rate at which deferred taxes were recognized on the balance sheet to the lower rate then specified by federal tax laws. The change resulted in a one-time increase in net income of $11,323 in the first quarter of 1991. There was no material effect on the Company from the 1993 adoption of FASB No. 109 (an amendment to FASB No. 96), "Accounting for Taxes."

During 1993, the federal income tax rate was increased effective January 1, 1993. The effect on operations was a one-time increase in income tax expense of $2,302 recorded in the third quarter of 1993.

Credit Losses: The provision for losses on receivables is charged to income in an amount sufficient to maintain the allowance for losses at a level considered adequate to cover anticipated losses. Receivables are charged to this allowance when, in the judgement of management, they are deemed uncollectible.

Interest Rate Contracts: The Company enters into interest rate contracts which generally involve the exchange of fixed or floating rate interest payment obligations without the exchange of the underlying principal amounts. These contracts are used to effectively change the terms of debt to better match the interest rate characteristics of the Company's receivables and thereby reduce the effect of interest rate fluctuation on the Company's income.

PACCAR Financial Corp.
(Thousands of Dollars)

NOTE B--RECEIVABLES

Terms for retail notes, contracts and direct financing leases range up to 84 months. Wholesale financing terms are generally for less than one year. Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

The Company's receivables are as follows:

                                                         1993                    1992
                                                      ----------              ----------
Retail notes and contracts due within:
 One year                                             $  392,504              $  283,401
 Two years                                               309,267                 211,084
 Three years                                             218,960                 137,672
 Four years                                              108,562                  68,582
 Five years and beyond                                    28,766                  19,220
                                                      ----------              ----------
                                                       1,058,059                 719,959

Wholesale financing                                      134,874                  85,298
Direct financing leases                                  355,067                 407,218
Interest and other receivables                            12,072                  11,869
                                                      ----------              ----------
                                                       1,560,072               1,224,344

Unearned interest:
 Retail notes and contracts                              (53,536)                (36,649)
 Direct financing leases                                 (40,487)                (49,188)
                                                      ----------              ----------
                                                         (94,023)                (85,837)
                                                      ----------              ----------
Net receivables and direct financing leases           $1,466,049              $1,138,507
                                                      ==========              ==========


The Company's net investment in direct financing leases is as follows:


                                                         1993                    1992
                                                      ----------              ----------
Minimum lease payments receivable                     $  332,375              $  388,497
Estimated residual values of leased equipment             22,691                  18,721
                                                      ----------              ----------
                                                         355,066                 407,218
Less unearned interest                                   (40,487)                (49,188)
                                                      ----------              ----------
Net investment in direct financing leases             $  314,579              $  358,030
                                                      ==========              ==========

PACCAR Financial Corp.
(Thousands of Dollars)

Future minimum lease payments on direct financing leases at December 31, 1993 are due as follows:

 1994                            $118,582
 1995                              95,176
 1996                              67,828
 1997                              35,163
 1998 and beyond                   15,626
                                 --------
                                 $332,375
                                 ========

The allowance for losses on receivables is summarized as follows:

                                    1993              1992               1991
                                   -------           -------            -------
Balance at beginning of year       $21,840           $21,840            $21,840
Provision for losses                 6,079             8,611             21,237
Losses net of recoveries            (3,919)           (8,611)           (21,237)
                                   -------           -------            -------
Balance at end of year             $24,000           $21,840            $21,840
                                   =======           =======            =======


NOTE C--OPERATING LEASES

Terms of operating leases range up to 44 months. Future minimum rental payments for transportation equipment on operating leases at December 31, 1993 are due as follows:

 1994                              $10,091
 1995                                7,560
 1996                                4,809
 1997                                  976
                                   -------
                                   $23,436
                                   =======


NOTE D--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR that requires, among other provisions, that PACCAR maintain a ratio of earnings to fixed charges, as defined, for the Company of at least 1.25 to 1 for any fiscal year, and that PACCAR own all outstanding voting stock of the Company.

The required ratio of 1.25 to 1 for the years ended December 31, 1993 - 1991 was met without assistance.

PACCAR Financial Corp.
(Thousands of Dollars)

PACCAR charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $3,628, $3,093 and $3,824 for 1993, 1992 and 1991, respectively, were charged to the Company. Beginning July 1993, in lieu of payment, PACCAR Inc began recognizing certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital.

The Company's employees are covered by a defined benefit pension plan, an unfunded postretirement medical and life insurance plan and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets, defined benefit accumulated plan benefits and defined contribution plan benefits relating to the Company have not been made. Expenses charged to the Company by PACCAR for these plans were $482, $326 and $255 for years 1993, 1992 and 1991, respectively.

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.

NOTE E--TERM DEBT

Term debt is summarized as follows:

                                                               December 31
                                                       ----------------------------
                                                         1993                1992
                                                       --------            --------
 4.18% to 9.30% medium-term notes
    due through 1998                                   $364,100            $230,500
 Floating interest rate medium-term
    notes due through 1995                              260,000             154,000
                                                       --------            --------
                                                       $624,100            $384,500
                                                       ========            ========

Interest rates on the floating interest rate medium-term notes are based on various indices such as LIBOR and the prime rate.

Principal amounts due over the next five years at December 31, 1993 are $220,800 in 1994, $203,800 in 1995, $130,500 in 1996, $59,000 in 1997 and
$10,000 in 1998.

At December 31, 1993, the Company had outstanding 40 interest rate contracts with various financial institutions, having a total notional principal amount of $599.5 million. These agreements expire as follows: $300.0 million in 1994, $195.5 million in 1995, $104.0 million in 1996. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial.

PACCAR Financial Corp.
(Thousands of Dollars)

NOTE F-- CREDIT ARRANGEMENTS

The Company and PACCAR together have lines of credit arrangements with various commercial banks that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. At December 31, 1993, the unused portion of these credit lines was $265 million. The Company compensates banks with fees which are immaterial in amount.

The Company has entered into loan participation programs with various lending institutions under which notes, between the Company and the lending institutions, are sold by the lending institutions to investors on the open market. These notes generally mature within 30 days. At December 31, 1993, there was $49 million borrowed under these terms.


NOTE G--INTEREST EXPENSE

The following is a summary of interest expense:

                                                                 Year Ended December 31
                                                     -----------------------------------------------
                                                      1993                1992                1991
                                                     -------             -------             -------
Bank loans and commercial paper                      $14,814             $16,491             $24,309
Term debt                                             31,001              32,423              38,211
                                                     -------             -------             -------
                                                     $45,815             $48,914             $62,520
                                                     =======             =======             =======


Cash paid for interest was $45,734 in 1993, $49,667 in 1992 and $65,835 in 1991.


NOTE H--INCOME TAXES

The provision for income taxes consists of the following:

                                                                  Year Ended December 31
                                                     -----------------------------------------------
                                                      1993                1992                1991
                                                     -------             -------             -------
Current provision
 Federal                                             $23,516             $13,103             $ 4,804
 State                                                 1,522                 932                 283
                                                     -------             -------             -------
                                                      25,038              14,035               5,087
Deferred benefit                                     (11,592)             (7,087)             (2,998)
                                                     -------             -------             -------
                                                     $13,446             $ 6,948             $ 2,089
                                                     =======             =======             =======

PACCAR Financial Corp.
(Thousands of Dollars)

Deferred income tax assets and liabilities consisted of the following:

                                                    As of December 31
                                                --------------------------
                                                 1993               1992
                                                -------            -------
Deferred tax liabilities
 Depreciation                                   $78,899            $88,316

Deferred tax (assets)
 Allowance for doubtful accounts                 (9,180)            (8,238)
 Other                                           (1,537)              (304)
                                                -------             ------
                                                (10,717)            (8,542)
Net deferred tax liability                      $68,182            $79,774
                                                =======            =======


A reconciliation between the statutory federal income tax rate and the actual provision for income taxes is shown below:

                                                               Year Ended December 31
                                                 -----------------------------------------------
                                                  1993                  1992                1991
                                                 -------               ------              ------
                                                   35%                  34%                 34%
                                                   ---                  ---                 ---
Tax at the statutory rate                        $10,657               $6,339              $1,922
Effect of:
 Rate increases on deferred taxes                  2,302                    -                   -
 State income taxes and other                        487                  609                 167
                                                 -------               ------              ------
                                                 $13,446               $6,948              $2,089
                                                 =======               ======              ======

The change in the federal income tax rate from 34% to 35%, effective January 1, 1993, increased the 1993 provision for income tax by $2,302.

Cash paid for income taxes was $20,960 in 1993, $11,173 in 1992 and $2,715 in 1991.


NOTE I--FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and equivalents: The carrying amount reported in the balance sheets approximates fair value.

Net Receivables: For floating rate loans including wholesale financings that reprice frequently with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, fair values are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest and other receivables approximates their fair value. Direct financing leases and the related loss provision are not included in net receivables.

PACCAR Financial Corp.
(Thousands of Dollars)

Off-Balance-Sheet Instruments: Fair values for the Company's interest rate contracts are based on costs which would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties' credit standing, but at current market interest rates.

Bank Loans and Term Debt: The carrying amount of the Company's commercial paper and bank loans and floating rate term debt approximates their fair value. The fair value of the Company's fixed rate term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amount of trade payables and receivables approximate their fair value and have been excluded from the accompanying table.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1993 are as follows:

                                            Carrying          Fair
                                             Amount           Value
                                           ----------       ----------
Cash and equivalents                       $    5,554       $    5,554
Net receivables                             1,133,117        1,143,743
Commercial paper and bank loans               524,211          524,211
Term debt                                     624,100          626,293

The Company's off-balance-sheet financial instruments (interest rate contracts) represented an additional liability of $2,000 if recorded at fair value as of December 31, 1993.


NOTE J--QUARTERLY RESULTS  (Unaudited)

                                                            QUARTER
                                 --------------------------------------------------------------
                                  First           Second              Third             Fourth
                                 -------          -------            -------            -------
1993
- ----
Gross income                     $27,836          $28,142            $29,386            $30,658
Income before income taxes         7,114            7,384              7,507              8,444
Net income                         4,463            4,630              2,695              5,215

1992
- ----
Gross income                     $27,570           $27,702           $27,181            $27,037
Income before income taxes         2,819             4,340             5,501              5,985
Net income                         1,767             2,727             3,449              3,754

PACCAR Financial Corp.
(Thousands of Dollars)


                             PACCAR Financial Corp.

                       SCHEDULE IX--SHORT-TERM BORROWINGS
                       ----------------------------------
                             (Thousands of Dollars)

                                 End of Period                              Weighted
                             --------------------                           Average
                                         Weighted     Amount Outstanding    Interest
                                         Average      During the Period       Rate
                                         Interest    --------------------   During the
Description(1)                 Balance     Rate      Maximum   Average(2)   Period (3)
- ----------------------       ----------  --------    --------  ----------   ----------
December 31, 1993
 Commercial Paper             $475,211     3.28%     $483,724   $415,161      3.20%
 Bank Loans                     49,000     3.29%      102,000     49,311      3.18%

December 31, 1992
 Commercial Paper             $425,533     3.50%     $424,647   $352,416      3.82%
 Bank Loans                     30,000     3.34%      122,000     62,865      3.68%

December 31, 1991:
 Commercial Paper             $392,459     5.15%     $469,465   $340,495      6.31%
 Bank Loans                     44,100     5.19%      129,000     42,276      5.70%


(1) Commercial paper maturities can range from 1-270 days, and bank loans can range from 1-364 days. There are no provisions for the extension of maturities.
(2) Average amount outstanding for commercial paper and bank loans is the average daily balance for the year.
(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The directors and executive officers of the Company at February 1, 1994, their ages, current positions with the Company and principal occupations during the past five years are set forth in the following table. The table also shows directorships held by a director in public corporations.

                        Directors and Executive Officers

                           Present Position and Other Position(s)
    Name and Age           Held During Last Five Years
- ----------------------     -------------------------------------------------------
Charles M. Pigott (64)     Chairman and Director; Chairman, Chief Executive
                           Officer and Director of PACCAR. Also a director of
                           The Boeing Company, Chevron Corporation and Seattle
                           Times Company.

William E. Boisvert (51)   Vice Chairman and Director; Executive Vice President
                           of PACCAR since April 1989.  Senior Vice President
                           and Chief Financial Officer of PACCAR from August 1988
                           to April 1989.

G. Don Hatchel (49)        Vice President and Director; Vice President-
                           Controller of PACCAR since January 1991.  Various
                           management positions with PACCAR prior thereto.

David J. Hovind (53)       Director; President and Director of PACCAR since
                           January 1992; Executive Vice President of PACCAR
                           from July 1987 to January 1992.

T. Ronald Morton (47)      President and Director; President of PACCAR Financial
                           Corp. since August 1988.

Michael A. Tembreull (47)  Director; Executive Vice President of PACCAR since
                           January 1992; Senior Vice President of PACCAR from
                           September 1990 to January 1992; General Manager of
                           Peterbilt Division from September 1985 to August 1990.

James L. Shiplet (55)      Director; President of PACCAR Leasing Corporation
                           since September 1987.

John J. Waggoner (45)      Director; Treasurer of PACCAR Inc since May 1991;
                           Director of Strategic Analysis of PACCAR Inc from
                           July 1989 to May 1991.  Various financial management
                           positions with PACCAR prior thereto.

         The directors of the Company are elected annually by PACCAR. All officers are elected annually by the Board of Directors or appointed by the Board of Directors or Chairman to serve at the pleasure of the Board or until their successors are elected or appointed. There is no family relationship between any of the directors or officers.

ITEM 11. EXECUTIVE COMPENSATION

         This item is omitted pursuant to Form 10-K General Instruction J(1) and (2)(c).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities of the Company

         PACCAR owns beneficially and of record 100% of the outstanding preferred stock (310,000 shares, $100 par value) and common stock (145,000 shares, $100 par value) of the Company.

Securities of PACCAR

         This item is omitted pursuant to Form 10-K General Instruction J(1) and (2)(c).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See generally "Relationship with PACCAR," "Selected Financial Data" and "NOTE D--Transactions with PACCAR Inc" in the Notes to Financial Statements.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 The following financial statements of the Company are included in Item 8:

                 At December 31, 1993 and 1992 and for the Years Ended December 31, 1993, 1992, and 1991

                          Balance Sheets -- December 31, 1993 and 1992

                          Statements of Income and Retained Earnings -- Years Ended December 31, 1993, 1992 and 1991

                          Statements of Cash Flows -- Years Ended December 31, 1993, 1992 and 1991

                          Notes to Financial Statements -- December 31, 1993

         The following financial statement schedule of the Company is also included in Item 8.

                          Schedule IX -- Short-Term Borrowings

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed and, therefore, have been omitted.

                          Listing of Exhibits

         The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

b.  REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1993

There were no reports on Form 8-K for the quarter ended December 31, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACCAR Financial Corp.




                                        By        /S/ T. Ronald Morton
                                           ----------------------------------
                                                  T. Ronald Morton
                                                  President
Date:  March 28, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)   Principal Executive Officer

           /S/ T. Ronald Morton                                     President
      -------------------------------------
           T. Ronald Morton

(2)   Principal Financial Officer

           /S/ Ron E. Ranheim                                       Treasurer
      -------------------------------------
           Ron E. Ranheim

(3)   Principal Accounting Officer

           /S/ Brian J. Kimble                                      Controller
      -------------------------------------
           Brian J. Kimble

(4)   A Majority of the Board of Directors:

           /S/ T. Ronald Morton
      -------------------------------------
           T. Ronald Morton

            William E. Boisvert*
            G. Don Hatchel*
            David J. Hovind*
            Charles M. Pigott*
            Michael A. Tembreull*
            James L. Shiplet*
            John J. Waggoner*

*By       /S/ T. Ronald Morton
      -------------------------------------
           T. Ronald Morton
           Attorney-in-Fact

                                 EXHIBIT INDEX

Exhibit
  No.
- -------
  3.1     Restated Articles of Incorporation of the Company, as amended.  Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K dated March 26,
          1985.  Amendment incorporated by reference to Exhibit 19.1 to the
          Company's Form 10-Q dated August 13, 1985, File Number 0-12553.

  3.2     By-Laws of the Company, as amended.  Incorporated by reference to
          Exhibit 3.2 to the Company's Form 10 dated October 20, 1983, File
          Number 0-12553.

  4.1 Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989, as executed between the Company and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K dated March 26,
          1984, File Number 0-12553 and Exhibit 4.2 to the Company's Form S-3 dated June 23, 1989, Registration Number 33-29434.

  4.2     Forms of Medium-Term Note, Series E, incorporated by reference to
          Exhibits 4.3A, 4.3B and 4.3C to the Company's Form S-3 dated June
          23, 1989, Registration Number 33-29434, and Forms of Medium-Term
          Note, Series E, incorporated by reference to Exhibit 4.3B.1 to the Company's Form 8-K dated December 19, 1991, under Commission File
          Number 0-12553.

          Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series E, dated July 6, 1989, incorporated by reference to Exhibit 4.3 of the Company's Form 10-K dated March
          29, 1990, File Number 0-12553.

  4.3     Forms of Medium-Term Note, Series F, incorporated by reference to
          Exhibits 4.3A, 4.3B and 4.3C to the Company's Form S-3 dated May 26,
          1992, Registration Number 33-48118.

          Form of Letter of Representation among the Company, Citibank, N.A.
          and the Depository Trust Company, Series F, incorporated by reference to Exhibit 4.4 to the Company's Form S-3 dated May 26, 1992,
          Registration Number 33-48118.

  4.4     Forms of Medium-Term Note, Series G, incorporated by reference to
          Exhibits 4.3A and 4.3B to the Company's Form S-3 dated December 8,
          1993, Registration Number 33-51335.

          Form of Letter of Representation among the Company, Citibank, N.A.
          and the Depository Trust Company, Series G, incorporated by reference to Exhibit 4.4 to the Company's Form S-3 dated December 8,
          1993, Registration Number 33-51335.

 10.1     Support Agreement between the Company and PACCAR dated as of June 19,
          1989.  Incorporated by reference to Exhibit 28.1 to the Company's
          Form S-3 dated June 23, 1989, Registration Number 33-29434.

 12.1 Statement re computation of ratio of earnings to fixed charges pursuant to SEC reporting requirements.

 12.2 Statement re computation of ratio of earnings to fixed charges pursuant to the Support Agreement with PACCAR Inc.

Exhibit
  No.
- -------
 12.3     Statement re computation of ratio of earnings to fixed charges of
          PACCAR Inc and subsidiaries.

 12.4 Statement re computation of ratios for allowances for losses on receivables and past due levels.

 24.1     Consent of Independent Auditors.

 25.1     Power of attorney of certain officers and directors.

__________________

Other exhibits listed in Item 601 of Regulation S-K are not applicable.