Form 10-Q
period 1994-03-31
PACCAR FINANCIAL CORP
filed 1994-05-12
CIK 731288

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
   (Mark one)         [X] QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended March 31, 1994
                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

                          Commission File No. 0-12553

                             PACCAR Financial Corp.

             (Exact name of registrant as specified in its charter)


                 Washington                            91-6029712
         (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


         777 - 106th Avenue N.E., Bellevue, WA             98004
         (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:     (206) 462-4100

  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at April 30, 1994.

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                          March 31                December 31
                                                            1994                     1993*
                                                         ----------               ----------
                                                        (Unaudited)
ASSETS
         Cash                                            $    4,949               $    5,554
         Net receivables and direct financing leases      1,506,080                1,466,049
         Allowance for losses                               (25,500)                 (24,000)
                                                         ----------               ----------
                                                          1,480,580                1,442,049
         Equipment on operating leases net of
         allowance for depreciation (1994--$13,480;
         1993--$15,246)                                      40,003                   39,823
         Other assets                                         7,820                    6,454
                                                         ----------               ----------
                        TOTAL ASSETS                     $1,533,352               $1,493,880
                                                         ==========               ==========
LIABILITIES
         Accounts payable and accrued expenses           $   24,011               $   29,733
         Payable for loans and leases originated             15,022                   20,905
         Commercial paper                                   439,860                  475,210
         Bank loans                                          25,000                   49,000
         Term debt                                          728,100                  624,100
         Deferred income taxes                               68,939                   68,182
                                                         ----------               ----------
                        TOTAL LIABILITIES                 1,300,932                1,267,130


STOCKHOLDER'S EQUITY
         Preferred stock, par value $100 per share
                6% noncumulative and nonvoting
                450,000 shares authorized,
                310,000 shares issued and outstanding        31,000                   31,000
         Common stock, par value $100 per share
                200,000 shares authorized,
                145,000 shares issued and outstanding        14,500                   14,500
         Paid in capital                                      2,617                    1,310
         Retained earnings                                  184,303                  179,940
                                                         ----------               ----------

                        TOTAL STOCKHOLDER'S EQUITY          232,420                  226,750
                                                         ----------               ----------

                        TOTAL LIABILITIES AND
                          STOCKHOLDER'S EQUITY           $1,533,352               $1,493,880
                                                         ==========               ==========


*The December 31, 1993 Balance Sheet has been derived from audited financial statements.

See Notes to Financial Statements.

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)

                                                                            Three Months Ended
                                                                                 March 31
                                                                        1994                    1993
                                                                    ------------------------------------
                                                                               (Unaudited)
Interest and finance charges                                           $ 28,800                 $ 24,371
Rentals on operating leases                                               2,947                    3,465
                                                                       --------                 --------
                        GROSS INCOME                                     31,747                   27,836

Interest expense                                                         12,981                   11,180
Other borrowing expense                                                     361                      317
Depreciation expense related to operating leases                          2,387                    2,702
Selling, general and administrative expenses                              5,782                    5,407
Provision for losses on receivables                                         942                    1,116
                                                                       --------                 --------
                        INCOME BEFORE INCOME TAXES                        9,294                    7,114

Income taxes                                                              3,621                    2,651
                                                                       --------                 --------
                                        NET INCOME                        5,673                    4,463

Retained earnings at beginning of period                                179,940                  162,937
Cash dividends declared                                                  (1,310)                       -
                                                                       --------                 --------
                        RETAINED EARNINGS AT END OF PERIOD             $184,303                 $167,400
                                                                       ========                 ========


Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.



See Notes to Financial Statements.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                            1994                     1993
                                                                        -------------------------------------
                                                                                       (Unaudited)
OPERATING ACTIVITIES:

Net income                                                                 $   5,673                $   4,463
Items included in net income not affecting cash:
         Provision for losses on receivables                                     942                    1,116
         Provision (benefit) for deferred taxes                                  757                   (2,794)
         Depreciation and amortization                                         2,563                    2,914
         Increase (decrease) in accounts payable,
                accrued expenses and income taxes                             (7,832)                   3,383
                                                                           ---------                ---------
                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES                                   2,103                    9,082

INVESTING ACTIVITIES:

Loans and financing leases originated                                       (182,747)                (148,666)
Collections on loans and financing leases                                    143,117                  120,985
Net decrease (increase) in wholesale receivables                               1,576                  (13,442)
Acquisition of equipment for operating leases                                 (4,959)                     (26)
Disposal of equipment                                                            231                       19
Decrease in amounts payable
         for loans and leases originated                                      (5,883)                 (10,734)
                                                                           ---------                ---------
                        NET CASH USED IN
                        INVESTING ACTIVITIES                                 (48,665)                 (51,864)

FINANCING ACTIVITIES:

Net decrease in commercial paper                                             (35,350)                 (13,847)
Net increase (decrease) in bank loans                                        (24,000)                  47,000
Proceeds from term debt                                                      172,000                   86,600
Payments of term debt                                                        (68,000)                 (79,900)
Additions to paid-in capital                                                   1,307                        -
                                                                           ---------                ---------
                        NET CASH PROVIDED BY
                        FINANCING ACTIVITIES                                  45,957                   39,853
                                                                           ---------                ---------
                        NET DECREASE IN CASH                                    (605)                  (2,929)
                        BEGINNING CASH BALANCE                                 5,554                    5,664
                                                                           ---------                ---------
                        ENDING CASH BALANCE                                $   4,949                $   2,735
                                                                           =========                =========


See Notes to Financial Statements.

                             PACCAR Financial Corp.

                         NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes of the Company as of December 31, 1993, included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio (as defined) for the three-month period ended March 31, 1994, was 1.89 to 1 (see Exhibit 12.2).


PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Beginning July 1993, in lieu of payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. Annually, the Company intends to pay a dividend to PACCAR Inc for the paid-in capital invested in the prior year. A cash dividend of $1.3 million was declared in the quarter ended March 31, 1994.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.

NOTE D--ACCOUNTING CHANGE

Effective January 1, 1993, the Company adopted Financial Accounting Standards Board (FAS) Statement No. 109, Accounting for Income Taxes, which supersedes and amends FAS No. 96 which the Company adopted in 1991. The principal change made by FAS No. 109 is to revise the criteria for recognition and measurement of deferred tax assets. Adoption of Statement No. 109 did not materially impact the Company's earnings or financial position.

NOTE E--TAX LEGISLATION

New U.S. tax legislation enacted in August 1993 increased the corporate tax rate from 34% to 35% retroactive to January 1, 1993. The Company implemented a year-to-date tax adjustment in September 1993 for this tax rate change. Accordingly, the federal tax rate used for the quarter ended March 31, 1993 was 34% in comparison to 35% for the quarter ended March 31, 1994.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Pre-tax earnings increased to $9.3 million in 1994 from $7.1 million in 1993. Gross income was higher in 1994 resulting from the growth in average net receivables and equipment on operating leases, partially offset by lower yields on the portfolio. Average net receivables and equipment on operating leases
grew $327 million (27%) to $1.5 billion from $1.2 billion in 1993.   Interest
expense rose to $13.0 million from $11.2 million primarily attributable to the increase in debt necessary to fund the growth in assets, which was partially offset by lower average borrowing costs. Selling, general and administrative expenses increased commensurate with the growth in receivables.

The 1994 provision for losses of $.9 million improved from $1.1 million in 1993. The provision for losses reflected net credit recoveries of $.6 million in comparison to net credit losses of $1.1 million in the previous year. As a ratio to total retail contracts and leases outstanding, retail contracts and leases over 60 days past due were .4% at March 31, 1994, compared to .5% at December 31, 1993 and 1.2% at March 31, 1993. While the low past due balances and credit losses are expected to continue for the near term, the allowance for credit losses was increased from $24.0 million at December 31, 1993 to $25.5 million to reflect the growth in the portfolio and risks inherent in the financing of heavy duty trucks.

As a result of the foregoing factors, net income increased to $5.7 million in 1994 compared to $4.5 million in 1993.



Liquidity and Capital Resources

During 1994, net cash used by investing activities was $48.7 million as new loans and lease contracts were added in excess of existing contracts liquidated. The funds required to support the portfolio growth were provided by net cash flows from operating activities of $2.1 million and from financing activities of $46.0 million. The funds from financing activities continued to be provided primarily by issuance of commercial paper, short-term bank debt and medium-term notes.

In order to minimize its exposure to fluctuations in interest rates, the Company seeks to borrow funds with interest rate characteristics similar to the characteristics of its receivables and leases. The Company also reduces its interest rate risk and cost by entering into interest rate contracts. Other considerations which affect the Company's funding operations include the amount of fixed and variable rate receivables, the maturity schedule of existing debt, the availability of desired debt maturities and the level of interest rates.

As of March 31, 1994, the Company and PACCAR Inc together maintained unused bank lines of credit of $265 million which are largely used to support the Company's commercial paper borrowings.

                           PART II--OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K

(a)      Exhibits filed as part of this report are listed in the accompanying
         Exhibit Index.

(b) There were no reports on Form 8-K for the quarter ended March 31, 1994.

                            PACCAR Financial Corp.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  PACCAR Financial Corp.
                                       (Registrant)





 Date:  May 12, 1994              BY: /s/ T.R. Morton
                                      -------------------------
                                      T. R. Morton
                                      President
                                      (Authorized Officer)


                                  BY: /s/ B.J. Kimble
                                      -------------------------
                                      B. J. Kimble
                                      Controller
                                      (Chief Accounting Officer)

                             PACCAR Financial Corp.
                                 EXHIBIT INDEX


  3.1 Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit
         19.1 to the Company's Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

  3.2 By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 dated October 20, 1983, File Number 0-12553).

  4.1 Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between the Company and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K dated March 26, 1984, File Number 0-12553 and Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

  4.2 Forms of Medium-Term Note, Series E (incorporated by reference to Exhibits 4.3A, 4.3B and 4.3C to the Company's Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434, and Forms of Medium-Term Note, Series E, incorporated by reference to
         Exhibit 4.3B.1 to the Company's Current Report on Form 8-K dated December 19, 1991, under Commission File Number 0-12553).

         Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series E, dated July 6, 1989 (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K dated March 29, 1990, File Number 0-12553).

  4.3 Forms of Medium-Term Note, Series F (incorporated by reference to Exhibits 4.3A, 4.3B and 4.3C to the Company's Registration Statement on Form S-3 dated May 26, 1992, Registration Number 33-48118).

         Form of Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series F (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 dated May 26, 1992,
         Registration Number 33-48118).

  4.4 Forms of Medium-Term Note, Series G (incorporated by reference to Exhibits 4.3A and 4.3B to the Company's Registration Statement on Form S-3 dated December 8, 1993, Registration Number 33-51335).

         Form of Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series G (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 dated December 8, 1993, Registration Number 33-51335).

 10.1 Support Agreement between the Company and PACCAR Inc dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

 12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 1994 and 1993.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the three-month periods ended March 31, 1994 and 1993.

12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 1994 and 1993.

12.4 Statement re computation of ratios for allowance for losses on receivables and past due levels of the Company for the three-month periods ended March 31, 1994 and 1993.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.