Form 10-Q
period 1994-06-30
PACCAR FINANCIAL CORP
filed 1994-08-09
CIK 731288

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                    FORM 10-Q
(Mark one)    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1994

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


- - ---------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No___
                                    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at July 31, 1994.

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10- Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                                             June 30                December 31
                                                                               1994                    1993*
                                                                            ----------               ----------
                                                                            (Unaudited)
ASSETS
  Cash                                                                      $    4,155               $    5,554
  Finance receivables                                                        1,552,336                1,466,049
  Allowance for losses                                                         (25,850)                 (24,000)
                                                                            ----------               ----------
                                                                             1,526,486                1,442,049
  Equipment on operating leases net of allowance
       for depreciation of $14,448 (1993--$15,246)                              40,856                   39,823
  Other assets                                                                   7,358                    6,454
                                                                            ----------               ----------
                                                     TOTAL ASSETS           $1,578,855               $1,493,880
                                                                            ==========               ==========

LIABILITIES
  Accounts payable and accrued expenses                                     $   24,508               $   25,832
  Payable for finance receivables acquired                                      16,581                   20,905
  Commercial paper                                                             353,473                  475,210
  Bank loans                                                                         -                   49,000
  Term debt                                                                    878,600                  624,100
  Deferred income taxes                                                         66,417                   72,083
                                                                            ----------               ----------
                                                TOTAL LIABILITIES            1,339,579                1,267,130

STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share
       6% noncumulative and nonvoting
       450,000 shares authorized,
       310,000 shares issued and outstanding                                    31,000                   31,000
  Common stock, par value $100 per share
       200,000 shares authorized,
       145,000 shares issued and outstanding                                    14,500                   14,500
  Paid in capital                                                                3,022                    1,310
  Retained earnings                                                            190,754                  179,940
                                                                            ----------               ----------
                                       TOTAL STOCKHOLDER'S EQUITY              239,276                  226,750
                                                                            ----------               ----------
                       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $1,578,855               $1,493,880
                                                                            ==========               ==========


*The December 31, 1993 Balance Sheet has been derived from audited financial statements.

See Notes to Financial Statements.

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)


                                                           Three Months Ended                Six Months Ended
                                                                 June 30                           June 30
                                                          1994            1993             1994            1993
                                                      --------------------------       --------------------------
                                                              (Unaudited)                       (Unaudited)
Interest and finance charges                            $ 31,270        $ 24,716         $ 60,070        $ 49,087
Rentals on operating leases                                3,105           3,426            6,052           6,891
                                                        --------        --------         --------        --------
                                      GROSS INCOME        34,375          28,142           66,122          55,978

Interest expense                                          14,967          11,002           27,948          22,182
Other borrowing expense                                      428             298              789             615
Depreciation expense related
  to operating leases                                      2,499           2,689            4,886           5,391
Selling, general and
  administrative expenses                                  5,666           5,558           11,448          10,965
Provision for losses on receivables                          119           1,211            1,061           2,327
                                                        --------        --------         --------        --------
                        INCOME BEFORE INCOME TAXES        10,696           7,384           19,990          14,498

Income taxes                                               4,245           2,754            7,866           5,405
                                                        --------        --------         --------        --------
                                        NET INCOME         6,451           4,630           12,124           9,093

Retained earnings at beginning of period                 184,303         167,400          178,630         162,937
                                                        --------        --------         --------        --------
                RETAINED EARNINGS AT END OF PERIOD      $190,754        $172,030         $190,754        $172,030
                                                        ========        ========         ========        ========



Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.



See Notes to Financial Statements.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                                 Six Months Ended
                                                                                      June 30
                                                                             1994                 1993
                                                                         --------------------------------
                                                                         (Unaudited)
OPERATING ACTIVITIES:

Net income                                                                $  12,124             $   9,093
Items included in net income not affecting cash:
  Provision for losses on receivables                                         1,061                 2,327
  Decrease in deferred taxes                                                 (5,666)               (5,693)
  Depreciation and amortization                                               5,416                 5,836
  Increase (decrease) in payables,
       income taxes and other                                                (3,053)                1,849
                                                                          ---------             ---------

                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES             9,882                13,412

INVESTING ACTIVITIES:

Finance receivables acquired                                               (435,493)             (358,672)
Collections on finance receivables                                          319,738               255,882
Net decrease (increase) in wholesale receivables                             29,152                (6,844)
Acquisition of equipment for operating leases                                (9,116)                 (646)
Disposal of equipment                                                           273                   845
                                                                          ---------             ---------

                                                 NET CASH USED IN
                                             INVESTING ACTIVITIES           (95,446)             (109,435)

FINANCING ACTIVITIES:

Net decrease in commercial paper                                           (121,737)              (28,598)
Net increase (decrease) in bank loans                                       (49,000)                5,000
Proceeds from term debt                                                     326,000               228,600
Payments of term debt                                                       (71,500)             (106,900)
Additions to paid-in capital                                                  1,712                     -
Payment of cash dividend                                                     (1,310)                    -
                                                                          ---------             ---------

                                             NET CASH PROVIDED BY
                                             FINANCING ACTIVITIES            84,165                98,102
                                                                          ---------             ---------

                                  NET INCREASE (DECREASE) IN CASH            (1,399)                2,079

                                           BEGINNING CASH BALANCE             5,554                 5,664
                                                                          ---------             ---------

                                              ENDING CASH BALANCE         $   4,155             $   7,743
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

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio (as defined) for the six-month period ended June 30, 1994, was 1.88 to 1 (see Exhibit 12.2).

PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Beginning July 1993, in lieu of payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. Annually, the Company intends to pay a dividend to PACCAR Inc for the paid-in capital invested in the prior year. A cash dividend of $1.3 million was declared in the quarter ended March 31, 1994 and paid during the quarter ended June 30, 1994.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.

NOTE D--ACCOUNTING CHANGE

Effective January 1, 1993, the Company adopted Financial Accounting Standards Board (FAS) Statement No. 109, Accounting for Income Taxes, which supersedes and amends FAS No. 96 which the Company adopted in 1991. The principal change made by FAS No. 109 is to revise the criteria for recognition and measurement of deferred tax assets. Adoption of Statement No. 109 did not impact the Company's earnings or financial position.

NOTE E--TAX LEGISLATION

New U.S. tax legislation enacted in August 1993 increased the corporate tax rate from 34% to 35% retroactive to January 1, 1993. The Company implemented a year-to-date tax adjustment in September 1993 for this tax rate change. Accordingly, the federal tax rate used for the first half year ended June 30, 1993 was 34% in comparison to 35% for the first half year ended June 30, 1994.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Pretax earnings for the quarter ended June 30, 1994 improved to $10.7 million from $7.4 million for the same period in 1993. For the six months ended June 30, 1994, pretax earnings increased 38% to $20.0 million from $14.5 million in the comparable 1993 period. The improvements for the second quarter and the first half of 1994 were primarily due to growth in average finance receivables, partially offset by lower portfolio yields and higher cost of funds. Selling, general and administrative expenses increased slightly, consistent with the growth in receivables.

The provision for losses of $.1 million for the second quarter and $1.1 million for the first half of 1994 were lower than the comparable 1993 periods. In 1994, the Company experienced net credit recoveries of $.2 million for the second quarter and $.8 million for the first half in comparison to net credit losses of $1.2 million and $2.3 million, respectively, for the second quarter and first half of 1993. Although the low credit losses are expected to continue for the near term, the allowance for credit losses was increased from $24.0 million at December 31, 1993 to $25.9 million to reflect the growth in the portfolio and risks inherent in the financing of heavy duty trucks.

As a result of the foregoing factors, net income for the second quarter increased to $6.5 million in 1994 compared to $4.6 million in 1993. Net income for the six months ended June 30, 1994 increased to $12.1 millon from $9.1 million in the comparable 1993 period.



Liquidity and Capital Resources

During the first half of 1994, net cash used to fund portfolio growth was $95.4 million. The cash required to fund the growth was primarily provided by operating activities of $9.9 million and from financing activities of $84.2 million. The funds from financing activities continued to be provided primarily by issuance of commercial paper and medium-term notes.

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

As of June 30, 1994, the Company and PACCAR Inc together maintained unused bank lines of credit of $265 million which are largely used to support the Company's commercial paper borrowings.


                           PART II--OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K

(a)    Exhibits filed as part of this report are listed in the accompanying
       Exhibit Index.

(b)    There were no reports on Form 8-K for the quarter ended June 30, 1994.

                             PACCAR Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               PACCAR Financial Corp.
                                                    (Registrant)





 Date:  August 8, 1994                         BY:   /S/ T. R. Morton
                                                     ------------------------
                                                     T. R. Morton
                                                     President
                                                     (Authorized Officer)





                                               BY:   /S/ B. J. Kimble
                                                     ------------------------
                                                     B. J. Kimble
                                                     Controller
                                                     (Chief Accounting Officer)

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

4.2       Forms of Medium-Term Note, Series E (incorporated by reference to Exhibits
          4.3A, 4.3B and 4.3C to the Company's Registration Statement on Form S-3 dated
          June 23, 1989, Registration Number 33-29434, and Forms of Medium-Term Note,
          Series E, incorporated by reference to Exhibit 4.3B.1 to the Company's Current
          Report on Form 8-K dated December 19, 1991, under Commission File Number 0-
          12553).

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

12.1      Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six-month periods ended June 30,
          1994 and 1993.

12.2      Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the six-month periods ended June 30, 1994 and 1993.

12.3      Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the six-month periods ended June 30, 1994 and 1993.

12.4      Statement re computation of ratios for allowance for losses on receivables and past due levels of the Company for the six-month periods ended June 30, 1994 and 1993.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.