Form 10-Q
period 1994-09-30
PACCAR FINANCIAL CORP
filed 1994-11-08
CIK 731288

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-Q
 (Mark one)             [X] QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 1994

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

                                 Yes X    No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at October 31, 1994.

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                                         September 30          December 31
                                                                             1994                 1993*
                                                                         ------------          -----------
                                                                          (Unaudited)
ASSETS
  Cash                                                                   $    7,693            $    5,554

  Finance receivables                                                     1,621,167             1,466,049
  Allowance for losses                                                      (27,260)              (24,000)
                                                                         ----------            ----------
                                                                          1,593,907             1,442,049
  Equipment on operating leases net of allowance
       for depreciation of $15,422 (1993--$15,246)                           39,843                39,823
  Other assets                                                                7,639                 6,454
                                                                         ----------            ----------

                                                     TOTAL ASSETS        $1,649,082            $1,493,880
                                                                         ==========            ==========


LIABILITIES
  Accounts payable and accrued expenses                                  $   19,314            $   25,832
  Payable for finance receivables acquired                                   16,452                20,905
  Commercial paper                                                          398,956               475,210
  Bank loans                                                                      -                49,000
  Term debt                                                                 903,100               624,100
  Deferred income taxes                                                      64,642                72,083
                                                                         ----------            ----------

                                                TOTAL LIABILITIES         1,402,464             1,267,130


STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share
       6% noncumulative and nonvoting
       450,000 shares authorized,
       310,000 shares issued and outstanding                                 31,000                31,000
  Common stock, par value $100 per share
       200,000 shares authorized,
       145,000 shares issued and outstanding                                 14,500                14,500
  Paid in capital                                                             3,497                 1,310
  Retained earnings                                                         197,621               179,940
                                                                         ----------            ----------

                                       TOTAL STOCKHOLDER'S EQUITY           246,618               226,750
                                                                         ----------            ----------

                       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $1,649,082            $1,493,880
                                                                         ==========            ==========

*The December 31, 1993 Balance Sheet has been derived from audited financial statements.

See Notes to Financial Statements.

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)


                                                        Three Months Ended           Nine Months Ended
                                                           September 30                September 30
                                                        1994          1993           1994          1993
                                                      ----------------------       ----------------------
                                                            (Unaudited)                  (Unaudited)
Interest and finance charges                          $ 33,463      $ 26,145       $ 93,533      $ 75,232
Rentals on operating leases                              3,079         3,241          9,131        10,132
                                                      --------      --------       --------      --------

                                      GROSS INCOME      36,542        29,386        102,664        85,364

Interest expense                                        16,449        11,433         44,397        33,615
Other borrowing expense                                    320           318          1,109           933
Depreciation expense related
  to operating leases                                    2,496         2,609          7,382         8,000
Selling, general and
  administrative expenses                                5,502         5,521         16,950        16,486
Provision for losses on receivables                        187         1,998          1,248         4,325
                                                      --------      --------       --------      --------

                        INCOME BEFORE INCOME TAXES      11,588         7,507         31,578        22,005

Income taxes                                             4,721         4,812         12,587        10,217
                                                      --------      --------       --------      --------

                                        NET INCOME       6,867         2,695         18,991        11,788

Retained earnings at beginning of period               190,754       172,030        178,630       162,937
                                                      --------      --------       --------      --------

                RETAINED EARNINGS AT END OF PERIOD    $197,621      $174,725       $197,621      $174,725
                                                      ========      ========       ========      ========


Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.



See Notes to Financial Statements.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                                      Nine Months Ended
                                                                                        September 30
                                                                                1994                    1993
                                                                             ----------------------------------
                                                                            (Unaudited)
OPERATING ACTIVITIES:

Net income                                                                   $  18,991                $  11,788
Items included in net income not affecting cash:
  Provision for losses on receivables                                            1,248                    4,325
  Decrease in deferred taxes                                                    (7,512)                  (5,689)
  Depreciation and amortization                                                  8,168                    8,620
  Decrease in payables,
       income taxes and other                                                   (7,121)                    (622)
                                                                             ---------                ---------

                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES               13,774                   18,422

INVESTING ACTIVITIES:

Finance receivables acquired                                                  (690,562)                (584,290)
Collections on finance receivables                                             498,916                  392,046
Net decrease (increase) in wholesale receivables                                36,270                  (35,356)
Acquisition of equipment for operating leases                                  (11,441)                  (9,152)
Disposal of equipment                                                              560                    1,414
                                                                             ---------                ---------

                                                 NET CASH USED IN
                                             INVESTING ACTIVITIES             (166,257)                (235,338)

FINANCING ACTIVITIES:

Net increase (decrease) in commercial paper                                    (76,255)                  15,232
Net increase (decrease) in bank loans                                          (49,000)                  15,000
Proceeds from term debt                                                        407,000                  305,600
Payments of term debt                                                         (128,000)                (119,900)
Additions to paid-in capital                                                     2,187                      651
Payment of cash dividend                                                        (1,310)                       -
                                                                             ---------                ---------

                                             NET CASH PROVIDED BY
                                             FINANCING ACTIVITIES              154,622                  216,583
                                                                             ---------                ---------

                                  NET INCREASE (DECREASE) IN CASH                2,139                     (333)

                                           BEGINNING CASH BALANCE                5,554                    5,664
                                                                             ---------                ---------

                                              ENDING CASH BALANCE            $   7,693                $   5,331
                                                                             =========                =========


See Notes to Financial Statements.

                             PACCAR Financial Corp.

                         NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes of the Company as of December 31, 1993 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio (as defined) for the nine-month period ended September 30, 1994, was 1.87 to 1 (see Exhibit 12.2).

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

NOTE E--TAX LEGISLATION

New U.S. tax legislation enacted in August 1993 increased the corporate tax rate from 34% to 35% retroactive to January 1, 1993. The Company implemented a year-to-date tax adjustment to its deferred tax liabilities in September 1993 for this tax rate change. This deferred tax adjustment increased the third quarter tax provision in September 1993 by $2.3 million.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Pretax earnings for the quarter ended September 30, 1994 improved to $11.6 million from $7.5 million for the same period in 1993. For the nine months ended September 30, 1994, pretax earnings increased 44% to $31.6 million from $22.0 million in the comparable 1993 period. The improvements for the third quarter and the first nine months of 1994 were primarily due to growth in finance receivables, partially offset by lower portfolio yields and higher cost of funds. Selling, general and administrative expenses increased slightly, consistent with the growth in receivables.

The provision for losses of $.2 million for the third quarter and $1.2 million for the first nine months of 1994 was lower than the comparable 1993 periods. In 1994, the Company experienced net credit recoveries of $1.2 million for the third quarter and $2.0 million for the first nine months in comparison to net credit losses of $1.2 million and $3.5 million, respectively, for the third quarter and first nine months of 1993. Although the low credit losses are expected to continue for the near term, the allowance for credit losses was increased from $24.0 million at December 31, 1993 to $27.3 million to reflect the growth in the portfolio and risks inherent in the financing of heavy duty trucks.

As a result of the foregoing factors, net income for the third quarter increased to $6.9 million in 1994 compared to $2.7 million in 1993. Net income for the nine months ended September 30, 1994 increased to $19.0 million from $11.8 million in the comparable 1993 period.



Liquidity and Capital Resources

During the first nine months of 1994, net cash used to fund portfolio growth was $166.3 million. The cash required to fund the growth was primarily provided by operating activities of $13.8 million and from financing activities of $154.6 million. The funds from financing activities continued to be provided primarily by the issuance of both commercial paper and medium-term notes.

In order to minimize its exposure to fluctuations in interest rates, the Company seeks to borrow funds with interest rate characteristics similar to the characteristics of its receivables and leases. The Company also reduces its interest cost by entering into interest rate contracts. Other considerations which affect the Company's funding operations include the amount of fixed and variable rate receivables, the maturity schedule of existing debt, the availability of desired debt maturities and the level of interest rates.

As of September 30, 1994, the Company and PACCAR Inc together maintained unused bank lines of credit of $255 million which are largely used to support the Company's commercial paper borrowings.


                           PART II--OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K

(a)    Exhibits filed as part of this report are listed in the accompanying
       Exhibit Index.

(b) There were no reports on Form 8-K for the quarter ended September 30, 1994.

                             PACCAR Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      PACCAR Financial Corp.
                                                           (Registrant)





 Date:  November 1, 1994                         BY:      /S/ T. R. MORTON
                                                    ----------------------------
                                                    T. R. Morton
                                                    President
                                                    (Authorized Officer)





                                                 BY:       /S/ B. J. KIMBLE
                                                    ----------------------------
                                                    B. J. Kimble
                                                    Controller
                                                    (Chief Accounting Officer)

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

12.1    Statement re computation of ratio of earnings to fixed charges of the Company pursuant to
        SEC reporting requirements for the nine-month periods ended September 30, 1994 and 1993.

12.2    Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the nine-month periods ended September 30, 1994 and 1993.

12.3    Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended
        September 30, 1994 and 1993.

12.4    Statement re computation of ratios for allowance for losses on receivables and past due levels of the Company for the nine-month periods ended September 30, 1994 and 1993.

27      Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the nine-month period ended September 30, 1994.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.