Form 10-K405
PACCAR FINANCIAL CORP
filed 1995-03-24
CIK 731288

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1994

Commission File No. 0-12553

                            PACCAR FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Washington                                        91-6029712
------------------------                   -------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

777 - 106th Avenue N.E., Bellevue, Washington                98004
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

     Registrant's telephone number, including area code:   (206) 462-4100
                                                         ------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
            --------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995:

                                     None

The number of shares outstanding of the registrant's classes of common stock as of March 1, 1995:

                 Common Stock, $100 par value -- 145,000 shares
                 ----------------------------------------------

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (J)(1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I


ITEM 1.  BUSINESS

                                    GENERAL

PACCAR Financial Corp.

         PACCAR Financial Corp. (the "Company"), a wholly owned subsidiary of PACCAR Inc ("PACCAR"), is a Washington corporation organized in 1961 to finance the sale of PACCAR products. The Company provides financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealers in the United States. The Company also finances dealer inventories of transportation equipment.

PACCAR

         PACCAR is a multi-national company which designs and manufactures various types of industrial equipment that are marketed primarily through its dealers. Heavy-duty diesel trucks (primarily Class 8 trucks with gross vehicle weight in excess of 33,000 pounds) and related service parts are the principal products of PACCAR and accounted for 90% of PACCAR's total revenues in 1994. PACCAR markets these trucks under the "Kenworth," "Peterbilt" and "Foden" nameplates. Domestic Kenworth and Peterbilt trucks are manufactured in five plants in the United States. Outside of the U.S., PACCAR manufactures and sells trucks through wholly owned subsidiary companies in Canada and Australia and through an affiliate in Mexico. Foden trucks are manufactured and sold in the United Kingdom through a wholly owned U.S. subsidiary. PACCAR also competes in the North American Class 6/7 markets with cab-over-engine and conventional models. These medium-duty trucks are assembled at several PACCAR factories in North America. Other PACCAR products include industrial winches and oilfield equipment. PACCAR competes in the truck parts aftermarket primarily through its dealer network and also sells general automotive parts and accessories through retail outlets.

         In the United States, Kenworth and Peterbilt trucks are sold to an independent dealer network, consisting of 290 outlets, for resale to retail purchasers. Trucks manufactured in the United States for export are marketed by a division of PACCAR through an international dealer network.

         In addition to the Company, which provides financing and leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Canada, Australia and the United Kingdom through four other wholly owned finance companies and through a wholly owned subsidiary of its Mexican affiliate.

         As of December 31, 1994, PACCAR and its subsidiaries had total assets of $3.9 billion and stockholders' equity of $1.2 billion. For the year ended December 31, 1994, PACCAR's consolidated revenues and net income were $4.5 billion and $204.5 million respectively.

         There were six principal competitors, including PACCAR, in the United States Class 8 truck market in 1994. Based on 1994 industry registration statistics, PACCAR's Kenworth and Peterbilt combined truck sales accounted for approximately 22% of domestic Class 8 new truck registrations. The domestic heavy-duty truck market is highly competitive in price, quality and service. PACCAR is not dependent on any single customer for a significant amount of its sales.

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

                            BUSINESS OF THE COMPANY

         The Company operates primarily in one industry segment, truck and related equipment financing. The Company provides financing for dealers' sales of Kenworth and Peterbilt trucks in the United States. In addition, the Company provides financing for dealers' purchases of new Class 6, 7 and 8 trucks and used trucks, regardless of make or model. Financing is also provided for truck trailers and allied equipment such as mixer and dump bodies attached to the truck.

         The Company currently conducts business with most PACCAR dealers. The volume of the Company's business is significantly affected by PACCAR's sales and competition from other financing sources.

         As of December 31, 1994, the Company employed 240 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

The Company's Products

Retail Receivables

         Retail Contracts. The Company purchases contracts ("Retail Contracts") from dealers and receives assignments of the contracts and a first lien security interest in the vehicles financed. Collateral for vehicles sold to leasing companies may also include an assignment of leases and rentals due thereunder. Retail Contracts purchased by the Company have fixed or floating interest rates.

         Direct Loan. The Company also makes loans ("Direct Loans") to the end users of the vehicles financed that are secured by a first lien security interest in the vehicles. Direct Loans have fixed or floating interest rates.

Master Note

         These contracts are an alternative form of retail financing offered to selected dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks and meeting the Company's requirements as to form, terms and creditworthiness for Retail Contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer ("Master Note").

Wholesale Contracts

         The Company provides wholesale financing for new and used truck and trailer inventories for dealers ("Wholesale Contracts"). Wholesale Contracts are secured by the inventories financed. The amount of credit extended by the Company for each truck is generally limited to the invoice price of new equipment and to the wholesale value of used equipment. Interest under Wholesale Contracts is based upon floating rates.

Leases

         The Company offers lease contracts ("Leases") where it is treated as the owner of the equipment for tax purposes and generally retains the tax depreciation. The lessee is responsible for the payment of property and sales taxes, licenses, maintenance and other operating items. The lessee is obligated to maintain the equipment and to insure the equipment against casualty losses.

         Most of the Company's Leases contain a Terminal Rental Adjustment Clause which requires the lessee to guarantee to the Company a stated residual value upon disposition of the equipment at the end of the lease term.

Insurance

         In 1993, the Company initiated a property damage insurance program offered through PACCAR dealers who are licensed insurance agents. The Company retains the premium revenue and loss exposure for the policies which are issued by an unrelated insurance carrier. In 1994, these activities were immaterial to the Company's results.


         CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

         At December 31, 1994, the largest single customer for Retail Contracts, Direct Loans or Leases represented 1.7% of the Company's net receivables, and the five largest such accounts amounted to 5.7% of net receivables.

         At December 31, 1994, the largest Master Note dealer borrowing amounted to 7.9% of the Company's net receivables and the five largest dealer notes under Master Note receivables amounted to 12.5% of net receivables. Master Note receivables are secured by numerous retail installment contracts which offset the amount of dealer concentration.

         With respect to wholesale financing, at December 31, 1994, the customer concentration was immaterial.

Past Due Receivables and Allowance for Losses

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

                              Allowance for Losses
                             (Thousands of Dollars)

                                                             Year Ended December 31
                                                        -------------------------------
                                                          1994        1993        1992
                                                        --------    --------    -------
Balance at Beginning of Period                          $24,000     $21,840     $21,840
Provision for Losses                                      2,473       6,079       8,611
Net Losses (Recoveries)                                  (3,427)      3,919       8,611
                                                        -------     -------     -------
Balance at End of Period                                $29,900     $24,000     $21,840
                                                        =======     =======     =======

Ratios:
   Net credit losses (recoveries) to average net
      receivables and equipment on operating leases       (.21%)       .30%        .77%

   Allowance for losses to period end net
      receivables and equipment on operating leases       1.68%       1.59%       1.85%

   Period end gross contracts and leases past
      due (over 60 days) to period end gross
      contracts and lease receivables                      .23%        .45%       1.49%

         For discussion of the allowance for losses and past due receivables, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1992-1994."

                        COMPETITION AND ECONOMIC FACTORS

         The truck financing business is highly competitive among banks, commercial finance companies, captive finance companies and leasing companies. Many of these institutions have substantially greater financial resources than the Company and may occasionally borrow funds at lower rates.

         The dealers are the primary source of contracts acquired by the Company. However, dealers are not required to obtain financing from the Company, and they have a variety of other sources which may be used for wholesale and customer financing of trucks. Retail purchasers also have a variety of sources available to finance truck purchases.

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

                                SOURCES OF FUNDS

         The operations of the Company are financed by borrowings, retained earnings, and equity investments by PACCAR. The Company's profitable acquisition of additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate, with a term of generally five years or less.

         To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are funded primarily with publicly offered fixed rate medium-term notes. Floating rate assets are funded primarily with commercial paper with maturities of thee months or less. As a result, the Company's interest margin does not change significantly as interest rates change.

         The Company enters into over-the-counter interest rate contracts as a tool to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources--commercial paper and fixed rate medium-term notes. Fixed interest rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets.
Floating interest rate swaps, matched to either fixed or floating rate debt, are used to convert to a floating rate index more appropriate to the Company's floating rate assets, often at a funding cost lower than the cost of commercial paper. Interest rate caps are occasionally purchased to hedge the floating rate funding cost of floating rate assets that have a maximum yield. As of December 31, 1994, the total notional principal amount of interest rate contracts outstanding were as follows: $407.2 million of interest rate swaps resulting in a fixed rate payment obligation; $245.0 million of interest rate swaps resulting in a floating rate payment obligation; and $76.2 million of interest rate caps. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial. The permitted types of derivatives, their transaction limits and related approval authorizations have been established by the Company's senior management and Board of Directors. The derivative contracts outstanding are regularly reported to and reviewed by the Company's senior management.

         As of December 31, 1994, PACCAR and the Company together had $300 million of unused, confirmed bank lines of credit that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. Neither PACCAR nor the Company is liable for the borrowings of the other.

         As of December 31, 1994, the Company had $870.3 million of term debt outstanding, $328.8 million of which was due within 12 months. See "Note E--Term Debt" in the Notes to Financial Statements for term debt maturities.

         An indenture of the Company dated as of December 1, 1984 as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company's term debt which is publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

                            RELATIONSHIP WITH PACCAR

General

         The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company's principal source of financing business. The Company receives administrative support from PACCAR and may occasionally pay dividends to or borrow funds from PACCAR.
Since the majority of the directors of the Company are executives of PACCAR and PACCAR is the sole owner of the Company's outstanding voting common stock, PACCAR can determine the course of the Company's business. See "Note D--Transactions with PACCAR" in the Notes to Financial Statements.

Support Agreement

         The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the years ended December 31, 1994, 1993, 1992 and 1991 was met without assistance. In order to maintain the ratio of 1.25 to 1 in 1990, PACCAR provided earnings support of $7.3 million by assuming $4.5 million of the Company's interest expense and forgiving $2.8 million in administrative service charges.

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

         The Company began in 1994 to pay a dividend to PACCAR for the paid-in capital invested in the prior year. A cash dividend of $1.3 million was paid to PACCAR in July 1994.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for the Company and should be read in conjunction with the more detailed financial statements included under "Financial Statements and Supplementary Data." The information with respect to each of the five years in the period ended December 31, 1994 has been derived from the Company's audited financial statements.

                  Balance Sheet Data and Income Statement Data
                             (Thousands of Dollars)

                                                           As of December 31
                                 ----------------------------------------------------------------------
Balance Sheet Data                  1994           1993           1992           1991           1990
------------------               ----------     ----------     ----------     ----------     ----------
Total Assets                     $1,770,769     $1,493,880     $1,169,139     $1,106,522     $1,201,298
Short-Term Debt                     507,175        524,211        455,533        436,559        420,100
Term Debt                           870,300        624,100        384,500        349,700        459,503
Stockholder's Equity                253,333        226,750        208,437        196,740        181,852

Income Statement Data                                    Year Ended December 31
---------------------            ----------------------------------------------------------------------
Gross Income                     $  141,692     $  116,022     $  109,490     $  121,136     $  141,754
Interest Expense                     62,851         45,815         48,914         62,520         79,505
Depreciation Expense                  9,953         10,432         10,201         10,669         12,535
Operating and Other Expenses         24,268         23,247         23,119         21,056         22,337
Loss Provision Expense                2,473          6,079          8,611         21,237         28,579
                                 ----------     ----------     ----------     ----------     ----------
Income (Loss) Before Support         42,147         30,449         18,645          5,654         (1,202)
Earnings Support (1)                      -              -              -              -          7,290
                                 ----------     ----------     ----------     ----------     ----------
Income Before Taxes and
    Cumulative Effect of
    Change in Accounting
    Method                           42,147         30,449         18,645          5,654          6,088
Income Taxes                         16,968         13,446          6,948          2,089          2,016
                                 ----------     ----------     ----------     ----------     ----------
Income Before Cumulative
    Effect of Change in
    Accounting Method                25,179         17,003         11,697          3,565          4,072

Cumulative Effect of
    Change in Accounting
    Method (2)                            -              -              -         11,323              -
                                 ----------     ----------     ----------     ----------     ----------
Net Income                       $   25,179     $   17,003     $   11,697     $   14,888     $    4,072
                                 ==========     ==========     ==========     ==========     ==========
Ratio of Earnings to Fixed
    Charges (3)                       1.67x          1.66x          1.38x          1.09x          1.08x

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

(3) For purposes of this ratio, earnings consist of income from operations plus fixed charges. Fixed charges consist of interest expense plus one-third of rent expense (which is deemed representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements but differs from the method called for in the Support Agreement between the Company and PACCAR. The ratios computed pursuant to the Support Agreement were 1.82x, 1.89x, 1.59x, 1.26x and 1.25x for the years 1994-1990, respectively. See Exhibits 12.1 and 12.2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 1992-1994

Results of Operations

1994 Compared to 1993:

         Pre-tax earnings increased to $42.1 million from $30.4 million in 1993 primarily as a result of higher gross income attributable to the growth in receivables as well as a lower provision for losses. Average receivables increased 21% to $1.6 billion from $1.3 billion in 1993. The growth resulted from record high new business volume of $992.5 million in 1994 related to increased heavy-duty truck sales by PACCAR. Interest expense was greater due both to the increase in 1994 market interest rates and to the higher amount of
debt incurred to fund the receivables growth.   Operating expenses remained
relatively stable.

         The 1994 loss provision of $2.5 million, compared to $6.1 million in 1993, reflected net credit recoveries and an improvement in past due balances. These credit recoveries resulted generally from an improving economy and collections on accounts previously charged off. The number and magnitude of problem accounts continued to decline from the levels in earlier years. At year end 1994, contracts over 60 days past due declined to .23% of period end gross contracts and operating lease receivables compared to .45% and 1.49% at year ends 1993 and 1992, respectively. The reserve for credit losses was increased to $29.9 million to reflect the growth in the portfolio and risks inherent in the financing of heavy-duty trucks.

         As a result of the foregoing factors, net income for 1994 improved to $25.2 million from $17.0 million in 1993.

1993 Compared to 1992:

         Pre-tax earnings improved to $30.4 million from $18.6 million in 1992 primarily as a result of higher gross income from higher receivables outstanding and a lower provision for losses. Average receivables were $1.3 billion compared to $1.1 billion in 1992. The growth resulted from high new business volume related to increased heavy-duty truck sales by PACCAR. Interest expense decreased due to the general decline in interest rates during 1993. Operating and other expenses remained relatively stable.

         The 1993 loss provision of $6.1 million, compared to $8.6 million in 1992, reflected significantly lower net credit losses and an improvement in past due balances. The lower credit losses resulted generally from an improving economy. The number and magnitude of problem accounts continued to decline from the levels in earlier years.

         As a result of the 1993 tax law change, which increased corporate income tax rates from 34% to 35%, the Company recorded a one-time increase of $2.3 million to the income tax provision to adjust deferred tax liabilities for the higher 35% rate.

         Net income for 1993 was $17.0 million compared to $11.7 million in 1992.

Funding and Liquidity

         The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered senior debt securities under the Securities Act of 1933 for offering to the public. In 1993, the Company registered $1 billion of senior debt securities for offering to the public. At the end of 1994, $513 million of such securities was available for issuance.

         The Company believes that it has sufficient financial capabilities, including internally generated funds, access to public and private debt markets, lines of credit and other financial resources, to fund current business needs and service debt maturities.

Impact of New Accounting Rules

         FASB No. 114, "Accounting by Creditors for Impairment of a Loan," and FASB No. 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosures," were issued in May 1993 and October 1994, respectively, and are effective for fiscal years beginning after December 15, 1994. The Company does not expect the adoption of FASB No. 114 and FASB No. 118 to have a material impact on the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company and related schedules described under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," are included following this page.

                         Report of Independent Auditors


Board of Directors
PACCAR Inc and PACCAR Financial Corp.


We have audited the accompanying balance sheets of PACCAR Financial Corp. as of December 31, 1994 and 1993, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

                                        /s/ Ernst & Young LLP
Seattle, Washington
February 10, 1995

BALANCE SHEETS
PACCAR Financial Corp.


                                                                         December 31
                                                                  1994                 1993
----------------------------------------------------------------------------------------------
                                                                    (Thousands of Dollars)

ASSETS
   Cash                                                       $    8,956            $    5,554
   Net finance and other receivables                           1,733,253             1,466,049
   Allowance for losses                                          (29,900)              (24,000)
----------------------------------------------------------------------------------------------
                                                               1,703,353             1,442,049
----------------------------------------------------------------------------------------------

   Equipment on operating leases, net of
      allowance for depreciation of $15,351
      (1993--$15,246)                                             43,500                39,823
   Other assets                                                   14,960                 6,454
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $1,770,769            $1,493,880
----------------------------------------------------------------------------------------------

LIABILITIES
   Accounts payable and accrued expenses                      $   61,683            $   22,074
   Payable for loans and leases originated                         8,371                20,905
   Commercial paper                                              461,175               475,210
   Bank loans                                                          -                49,000
   Advance payable to PACCAR Inc                                  46,000                     -
   Term debt                                                     870,300               624,100
   Deferred income taxes                                          69,907                75,841
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              1,517,436             1,267,130
----------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
   Preferred stock, par value $100 per share
      6% noncumulative and nonvoting
      450,000 shares authorized,
      310,000 shares issued and outstanding                       31,000                31,000
   Common stock, par value $100 per share
      200,000 shares authorized,
      145,000 shares issued and outstanding                       14,500                14,500
   Paid in capital                                                 4,024                 1,310
   Retained earnings                                             203,809               179,940
----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                       253,333               226,750
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $1,770,769            $1,493,880
----------------------------------------------------------------------------------------------

See notes to financial statements.

STATEMENTS OF INCOME AND RETAINED EARNINGS
PACCAR Financial Corp.

                                                                            Year Ended December 31
                                                                  1994                  1993                  1992
--------------------------------------------------------------------------------------------------------------------
                                                                            (Thousands of Dollars)
   Interest and finance charges                                 $129,369              $102,983              $ 96,384
   Rentals on operating leases                                    12,323                13,039                13,106
--------------------------------------------------------------------------------------------------------------------
   GROSS INCOME                                                  141,692               116,022               109,490
--------------------------------------------------------------------------------------------------------------------
   Interest expense                                               62,851                45,815                48,914
   Other borrowing expense                                         1,453                 1,257                 1,151
   Depreciation expense related
      to operating leases                                          9,953                10,432                10,201
   Selling, general &
      administrative expenses                                     22,815                21,990                21,968
   Provision for losses on receivables                             2,473                 6,079                 8,611
--------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        42,147                30,449                18,645
--------------------------------------------------------------------------------------------------------------------
   Income taxes                                                   16,968                13,446                 6,948
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        25,179                17,003                11,697
--------------------------------------------------------------------------------------------------------------------
   Retained earnings at beginning of year                        179,940               162,937               151,240
   Cash dividends paid                                            (1,310)                    -                     -
--------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS AT END OF YEAR                                $203,809              $179,940              $162,937
--------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

STATEMENTS OF CASH FLOWS
PACCAR Financial Corp.

                                                                               Year Ended December 31

                                                                  1994                  1993                  1992
----------------------------------------------------------------------------------------------------------------------
                                                                               (Thousands of Dollars)
OPERATING ACTIVITIES:
   Net income                                                  $  25,179             $  17,003             $  11,697
   Items included in net income not
         affecting cash:
      Provision for losses on receivables                          2,473                 6,079                 8,611
      Deferred taxes                                              (5,935)              (13,250)               (8,093)
      Depreciation and amortization                               11,392                11,253                11,290
      Increase in payables, income taxes and other                 2,804                10,462                 3,572
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                              35,913                31,547                27,077
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Finance and other receivables acquired                       (956,176)             (839,887)             (563,474)
   Collections on finance and other receivables                  684,011               563,597               472,743
   Net decrease (increase) in wholesale                           27,892               (49,747)               24,647
      receivables
   Acquisition of equipment for
      operating leases                                           (19,858)              (20,462)              (17,950)
   Disposal of equipment                                           1,052                 5,255                 1,361
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN
INVESTING ACTIVITIES                                            (263,079)             (341,244)              (82,673)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net increase (decrease) in
      commercial paper                                           (14,036)               49,677                33,074
   Net increase (decrease)
      in bank loans                                              (49,000)               19,000               (14,100)
   Increase in advances payable to PACCAR Inc                     46,000                     -                     -
   Proceeds from term debt                                       467,000               359,500               267,800
   Payments of term debt                                        (220,800)             (119,900)             (233,000)
   Additions to paid in capital                                    2,714                 1,310                     -
   Payment of cash dividend                                       (1,310)                    -                     -
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                             230,568               309,587                53,774
--------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                    3,402                  (110)               (1,822)
CASH AT BEGINNING OF YEAR                                          5,554                 5,664                 7,486
--------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                            $   8,956             $   5,554             $   5,664
--------------------------------------------------------------------------------------------------------------------


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1994
(Thousands of Dollars)

NOTE A--SUMMARY OF ACCOUNTING POLICIES

Industry: PACCAR Financial Corp. (the "Company"), a wholly owned subsidiary of PACCAR Inc ("PACCAR"), provides financing of trucks and related equipment manufactured primarily by PACCAR and sold by authorized dealers. The Company also finances dealer inventories of transportation equipment.

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

Revenue Recognition: Revenue from net finance receivables and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest and finance charge income.

Equipment: Equipment on operating leases is recorded at cost and depreciated on a straight-line basis over the term of each operating lease based upon its estimated useful life of five years to an estimated residual value.

Income Taxes: The Company is included in the consolidated federal income tax return of PACCAR. Any related tax liability is paid by the Company to PACCAR and any current related tax benefit is paid by PACCAR to the Company.

Credit Losses: The provision for losses on net finance and other receivables is charged to income in an amount sufficient to maintain the allowance for losses at a level considered adequate to cover anticipated losses. Receivables are charged to this allowance when, in the judgement of management, they are deemed uncollectible.

Interest Rate Contracts: The Company enters into interest rate contracts which generally involve the exchange of fixed or floating rate interest payment obligations without the exchange of the underlying principal amounts. These contracts are used to effectively change the terms of debt to better match the interest rate characteristics of the Company's receivables and thereby reduce the effect of interest rate fluctuations on the Company's income. Net amounts paid or received are reflected as adjustments to interest expense.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1994 presentations.

PACCAR Financial Corp.
(Thousands of Dollars)

NOTE B--RECEIVABLES

Terms for substantially all finance and other receivables range up to 60 months. Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

The Company's finance and other receivables are as follows:

                                                          December 31
                                                    1994                1993
------------------------------------------------------------------------------
Notes and contracts due within:
   One year                                     $  503,289          $  392,504
   Two years                                       420,384             309,267
   Three years                                     297,551             218,960
   Four years                                      141,995             108,562
   Five years and beyond                            28,703              28,766
------------------------------------------------------------------------------
                                                 1,391,922           1,058,059

Wholesale financing                                107,322             134,874
Direct financing leases                            340,950             355,067
Interest and other receivables                      11,151              12,072
------------------------------------------------------------------------------
                                                 1,851,345           1,560,072

Unearned interest:
   Notes and contracts                             (79,008)            (53,536)
   Direct financing leases                         (39,084)            (40,487)
------------------------------------------------------------------------------
                                                  (118,092)            (94,023)
------------------------------------------------------------------------------
Net finance and other receivables               $1,733,253          $1,466,049
------------------------------------------------------------------------------

The Company's net investment in direct financing leases is as follows:

                                                            December 31
                                                       1994             1993
------------------------------------------------------------------------------
Minimum lease payments receivable                    $317,530         $332,376
Estimated residual values of leased equipment          23,420           22,691
------------------------------------------------------------------------------
                                                      340,950          355,067
Unearned interest                                     (39,084)         (40,487)
------------------------------------------------------------------------------
Net investment in direct financing leases            $301,866         $314,580
------------------------------------------------------------------------------

PACCAR Financial Corp.
(Thousands of Dollars)

Future minimum lease payments on direct financing leases at December 31, 1994 are due as follows:

   1995                                                  $109,470
   1996                                                    88,889
   1997                                                    62,202
   1998                                                    42,702
   1999 and beyond                                         14,267
----------------------------------------------------------------------------
                                                         $317,530
----------------------------------------------------------------------------

The allowance for losses on receivables is summarized as follows:

                                               1994        1993        1992
----------------------------------------------------------------------------
Balance at beginning of year                 $24,000     $21,840     $21,840
Provision for losses                           2,473       6,079       8,611
Net losses (recoveries)                       (3,427)      3,919       8,611
----------------------------------------------------------------------------
Balance at end of year                       $29,900     $24,000     $21,840
----------------------------------------------------------------------------


NOTE C--OPERATING LEASES

Terms of operating leases range up to 44 months. Future minimum rental payments to be received for transportation equipment on operating leases at December 31, 1994 are due as follows:

   1995                                                  $11,915
   1996                                                    9,183
   1997                                                    4,550
   1998                                                      768
----------------------------------------------------------------------------
                                                         $26,416
----------------------------------------------------------------------------

NOTE D--TRANSACTIONS WITH PACCAR

The Company has a Support Agreement with PACCAR that requires, among other provisions, that PACCAR maintain a ratio of earnings to fixed charges, as defined, for the Company of at least 1.25 to 1 for any fiscal year, and that PACCAR own all outstanding voting stock of the Company.

The required ratio of 1.25 to 1 for the years ended December 31, 1994 - 1992 was met without assistance.

PACCAR Financial Corp.
(Thousands of Dollars)

PACCAR charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $3,134, $3,628 and $3,093 for 1994, 1993 and 1992, respectively, were charged to the Company. Beginning July 1993, in lieu of payment, PACCAR began recognizing these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. As of 1994, the Company pays a dividend to PACCAR for the paid-in capital invested in the prior year. A cash dividend of $1.3 million was paid to PACCAR in 1994.

The Company's employees are covered by a defined benefit pension plan, an unfunded postretirement medical and life insurance plan and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets, defined benefit accumulated plan benefits and defined contribution plan benefits relating to the Company have not been made. Expenses charged to the Company by PACCAR for these plans were $626, $482 and $326 for years 1994, 1993 and 1992, respectively.

Periodically, the Company borrows funds from PACCAR. At December 31, 1994, the Company had outstanding to PACCAR a $46,000 short term note payable at a market rate. The note was repaid in January 1995.

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.

NOTE E--TERM DEBT

Term debt is summarized as follows:

                                                              December 31
                                                           1994         1993
------------------------------------------------------------------------------
   4.18% to 8.75% medium-term notes
      due through 1998                                   $645,300     $364,100
   Floating interest rate medium-term
      notes due through 1995                              225,000      260,000
------------------------------------------------------------------------------
                                                         $870,300     $624,100
------------------------------------------------------------------------------

Interest rates on the floating interest rate medium-term notes are based on various indices, primarily LIBOR and the prime rate.

Principal amounts due over the next five years at December 31, 1994 are $328,800 in 1995, $220,500 in 1996, $227,000 in 1997, $91,000 in 1998, and
$3,000 in 1999.

At December 31, 1994, the Company had outstanding 48 interest rate contracts with various financial institutions, having a total notional principal amount of $728.4 million. These agreements expire as follows: $392.4 million in 1995, $313.3 million in 1996, and $22.7 million in 1997. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial.

PACCAR Financial Corp.
(Thousands of Dollars)

NOTE F-- CREDIT ARRANGEMENTS

The Company and PACCAR together have lines of credit arrangements with various commercial banks that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. At December 31, 1994, the unused portion of these credit lines was $300 million. The Company compensates banks with fees which are immaterial in amount.

The Company has entered into loan participation programs with various lending institutions under which notes, between the Company and the lending institutions, are sold by the lending institutions to investors. These notes generally mature within 30 days. At December 31, 1994, and 1993, there were $0 and $49 million, respectively, borrowed under these terms.


NOTE G--INTEREST EXPENSE

The following is a summary of interest expense:

                                                    Year Ended December 31
                                                 1994        1993        1992
------------------------------------------------------------------------------
Bank loans and commercial paper                $17,798     $14,814     $16,491
Term debt                                       45,053      31,001      32,423
------------------------------------------------------------------------------
                                               $62,851     $45,815     $48,914
------------------------------------------------------------------------------

Cash paid for interest was $55,349 in 1994, $45,734 in 1993 and $49,667 in 1992.

The weighted average interest rates on bank loans and commercial paper outstanding was 5.55%, 3.15%, and 3.25% as of December 31, 1994, 1993, and 1992, respectively.


NOTE H--INCOME TAXES

The provision for income taxes consists of the following:

                                                    Year Ended December 31
                                                 1994        1993        1992
------------------------------------------------------------------------------
Current provision
   Federal                                     $19,285     $ 23,516    $13,103
   State                                         3,618        3,180      1,938
------------------------------------------------------------------------------
                                                22,903       26,696     15,041
Deferred benefit                                (5,935)     (13,250)    (8,093)
------------------------------------------------------------------------------
                                               $16,968     $ 13,446    $ 6,948
------------------------------------------------------------------------------

PACCAR Financial Corp.
(Thousands of Dollars)

Deferred income tax assets and liabilities consisted of the following:

                                                           As of December 31
                                                           1994         1993
------------------------------------------------------------------------------
Deferred tax liabilities
   Depreciation                                          $ 74,599     $ 78,899
   State income tax                                         9,098        9,344
------------------------------------------------------------------------------
                                                           83,697       88,243
Deferred tax (assets)
   Allowance for doubtful accounts                        (10,465)      (9,180)
   Other                                                   (3,325)      (3,222)
------------------------------------------------------------------------------
                                                          (13,790)     (12,402)
------------------------------------------------------------------------------
Net deferred tax liability                               $ 69,907     $ 75,841
------------------------------------------------------------------------------

A reconciliation between the statutory federal income tax rate and the actual provision for income taxes is shown below:

                                                     Year Ended December 31
                                                  1994        1993        1992
-------------------------------------------------------------------------------
                                                    35%         35%        34%
                                                    ---         ---        ---
Tax at the statutory rate                       $14,752     $10,657     $6,339
Effect of:
 Rate increases on deferred taxes                   364       2,302          -
 State income taxes and other                     1,852         487        609
------------------------------------------------------------------------------
                                                $16,968     $13,446     $6,948
------------------------------------------------------------------------------

The change in the federal income tax rate from 34% to 35%, effective January 1, 1993, increased the 1993 provision for income tax by $2,302. An increase in the Company's effective state income tax rate raised the 1994 provision by $364.

Cash paid for income taxes was $26,583 in 1994, $20,960 in 1993 and $11,173 in 1992.


NOTE I--FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and equivalents: The carrying amount reported in the balance sheets approximates fair value.

PACCAR Financial Corp.
(Thousands of Dollars)

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

Off-Balance-Sheet Instruments: Fair values for the Company's interest rate contracts are based on costs which would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties' credit standing at current market interest rates.

Bank Loans and Term Debt: The carrying amount of the Company's commercial paper and bank loans and floating rate term debt approximates their fair value. The fair value of the Company's fixed rate term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amount of trade payables and receivables approximate their fair value and have been excluded from the accompanying table.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1994 are as follows:

                                                             Year Ended December 31
                                                   1994                                1993
                                       ----------------------------        ----------------------------
                                        Carrying            Fair            Carrying            Fair
                                         Amount            Value             Amount            Value
                                       ----------        ----------        ----------        ----------
Cash and equivalents                   $    8,956        $    8,956        $    5,554        $    5,554
Net receivables                         1,407,670         1,383,881         1,133,117         1,143,743
Commercial paper, bank loans and
   Advance to PACCAR Inc                  507,175           507,175           524,211           524,211
Term debt                                 870,300           845,784           624,100           626,293


The Company's off-balance-sheet financial instruments (interest rate contracts) at December 31, 1994 represented gross assets of $7,446 and offsetting gross liabilities of $4,402, resulting in a net asset balance of $3,044, if recorded at fair value. At December 31, 1993, the Company's off-balance-sheet financial instruments reflected an additional liability of $2,000, if recorded at fair value.

PACCAR Financial Corp.
(Thousands of Dollars)

NOTE J--QUARTERLY RESULTS  (Unaudited)

                                      ---------------------------QUARTER---------------------------
                                       First            Second             Third            Fourth
                                      -------           -------           -------           -------
1994
----
Gross income                          $31,747           $34,375           $36,542           $39,028
Income before income taxes              9,294            10,696            11,588            10,569
Net income                              5,673             6,451             6,867             6,188

1993
----
Gross income                          $27,836           $28,142           $29,386           $30,658
Income before income taxes              7,114             7,384             7,507             8,444
Net income                              4,463             4,630             2,695             5,215


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

PACCAR Financial Corp.
(Thousands of Dollars)


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company at February 1, 1995, their ages, current positions with the Company and principal occupations during the past five years are set forth in the following table. The table also shows directorships held by a director in public corporations.

                        Directors and Executive Officers

                                                  Present Position and Other Position(s)
      Name and Age                                      Held During Last Five Years
------------------------        ----------------------------------------------------------------------------
Charles M. Pigott (65)          Chairman and Director; Chairman, Chief Executive Officer and Director of
                                PACCAR. Also a director of The Boeing Company, Chevron Corporation and
                                Seattle Times Company.  Charles M. Pigott is the father of Mark C. Pigott.

William E. Boisvert (52)        Vice Chairman and Director; Executive Vice President of PACCAR since April
                                1989.

T. Ronald Morton (48)           President and Director; President of the Company since August 1988.

G. Don Hatchel (50)             Vice President and Director; Vice President-Controller of PACCAR since
                                January 1991.  Various management positions with PACCAR prior thereto.

David J. Hovind (54)            Director; President and Director of PACCAR since January 1992. Executive
                                Vice President of PACCAR from July 1987 to January 1992.

Mark C. Pigott (40)             Director; Vice Chairman of PACCAR since January 1995.  Executive Vice
                                President of PACCAR from December 1993 to January 1995. Senior Vice
                                President of PACCAR from December 1990 to December 1993.  Vice President of PACCAR prior to December 1990.  Mark C. Pigott is the son of Charles
                                M. Pigott.

James L. Shiplet (56)           Director; President of PACCAR Leasing Corporation since September 1987.

Michael A. Tembreull (48)       Director; Vice Chairman of PACCAR since January 1995.  Executive Vice
                                President of PACCAR from January 1992 to January 1995.  Senior Vice
                                President of PACCAR from September 1990 to January 1992.  Previously
                                General Manager of PACCAR's Peterbilt division.

John J. Waggoner (46)           Director; Treasurer of PACCAR since May 1991.  Director of Strategic
                                Analysis of PACCAR from July 1989 to May 1991.

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

Securities of PACCAR

         This item is omitted pursuant to Form 10-K General Instruction J(1) and (2)(c).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See generally "Relationship with PACCAR," "Selected Financial Data" and "NOTE D--Transactions with PACCAR" in the Notes to Financial
Statements.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following financial statements of the Company are included in
Item 8:

         At December 31, 1994 and 1993 and for the Years Ended December 31, 1994, 1993, and 1992

                 Balance Sheets -- December 31, 1994 and 1993

                 Statements of Income and Retained Earnings -- Years Ended December 31, 1994, 1993 and 1992

                 Statements of Cash Flows -- Years Ended December 31, 1994, 1993 and 1992

                 Notes to Financial Statements -- December 31, 1994

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed and, therefore, have been omitted.

                 Listing of Exhibits

         The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

b. REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1994

There were no reports on Form 8-K for the quarter ended December 31, 1994.

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

Date:  March 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)   Principal Executive Officer


         /S/ T. Ronald Morton                President
         ---------------------------------
         T. Ronald Morton

(2)   Principal Financial Officer


         /S/ Ron E. Ranheim                  Treasurer
         ---------------------------------
         Ron E. Ranheim

(3)   Principal Accounting Officer


         /S/ Brian J. Kimble                 Controller
         ---------------------------------
         Brian J. Kimble

(4)   A Majority of the Board of Directors:


         /S/ T. Ronald Morton
         ---------------------------------
         T. Ronald Morton

        William E. Boisvert*
        G. Don Hatchel*
        David J. Hovind*
        Charles M. Pigott*
        Mark C. Pigott*
        James L. Shiplet*
        Michael A. Tembreull*
        John J. Waggoner*

*By     /S/ T. Ronald Morton
        ----------------------------------
          T. Ronald Morton
          Attorney-in-Fact

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

 10.1      Support Agreement between the Company and PACCAR dated as of June 19, 1989  (incorporated by reference to
           Exhibit 28.1 to the Company's Registration Statement on Form S-3 dated June 23, 1989, Registration Number
           33-29434).

 12.1      Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the years ended December 31, 1994 and 1993.

 12.2      Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for the years ended December 31, 1994 and 1993.

 12.3      Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the years ended December 31, 1994 and 1993.

 12.4      Statement re computation of ratios for allowance for losses on receivables and past due levels of the Company for the years ended December 31, 1994 and 1993.

 24.1      Consent of Independent Auditors.

 25.1      Power of attorney of certain officers and directors.

 27        Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the year ended December 31, 1994.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.