Form 10-Q
period 1995-03-31
PACCAR FINANCIAL CORP
filed 1995-05-10
CIK 731288

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                             -----------------------
                                    FORM 10-Q
(Mark one)    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1995

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from              to
                                                ------------    ------------

                           Commission File No. 0-12553

                             PACCAR FINANCIAL CORP.

             (Exact name of registrant as specified in its charter)

               WASHINGTON                              91-6029712
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

     777 - 106TH AVENUE N.E., BELLEVUE, WA                              98004
     (Address of principal executive offices)                         (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (206) 462-4100

- -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X    No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at April 30, 1995.

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)

                                                       Three Months Ended
                                                            March 31
                                                      1995               1994
- -------------------------------------------------------------------------------
                                                            (Unaudited)
Interest and finance charges                       $  37,281           $  28,740
Rentals on operating leases                            3,350               2,947
Insurance Premiums Earned                                934                 592
- --------------------------------------------------------------------------------

GROSS INCOME                                          41,565              32,279
- --------------------------------------------------------------------------------



Interest expense                                      20,299              12,981
Other borrowing expense                                  401                 361
Depreciation expense related to operating leases       2,626               2,387
Insurance claims and underwriting expenses               785                 532
Selling, general and administrative expenses           6,047               5,782
Provision For Losses On Receivables                    1,088                 942
- --------------------------------------------------------------------------------

TOTAL EXPENSES                                        31,246              22,985
- --------------------------------------------------------------------------------


INCOME BEFORE INCOME TAXES                            10,319               9,294

Income Taxes                                           4,151               3,621
- --------------------------------------------------------------------------------

NET INCOME                                             6,168               5,673

Retained earnings at beginning of period             203,809             179,940
Cash Dividends Paid                                  (2,715)             (1,310)
- --------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF PERIOD                 $ 207,262           $ 184,303
- --------------------------------------------------------------------------------



Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.



See Notes to Financial Statements.

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                     March 31       December 31
                                                       1995            1994*
- -------------------------------------------------------------------------------
                                                    (Unaudited)
ASSETS
  Cash                                               $    5,739      $    8,956

  Net finance and other receivables                   1,762,885       1,733,253
  Allowance For Losses                                  (31,300)        (29,900)
- -------------------------------------------------------------------------------
                                                      1,731,585       1,703,353
  Equipment on operating leases net of allowance
    for depreciation of $16,769 (1994--$15,351)          43,598          43,500
  Other Assets                                           11,509          14,960
- -------------------------------------------------------------------------------

TOTAL ASSETS                                         $1,792,431      $1,770,769
- -------------------------------------------------------------------------------



LIABILITIES
  Accounts payable and accrued expenses              $   33,418      $   30,237
  Payable for finance receivables acquired               17,045          39,817
  Commercial paper                                      548,030         461,175
  Advance payable to PACCAR Inc                               -          46,000
  Term debt                                             868,350         870,300
  Deferred Income Taxes                                  67,258          69,907
- -------------------------------------------------------------------------------

TOTAL LIABILITIES                                     1,534,101       1,517,436
- -------------------------------------------------------------------------------



STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share
    6% noncumulative and nonvoting
    450,000 shares authorized,
    310,000 shares issued and outstanding                31,000          31,000
  Common stock, par value $100 per share
    200,000 shares authorized,
    145,000 shares issued and outstanding                14,500          14,500
  Paid in capital                                         5,568           4,024
  Retained Earnings                                     207,262         203,809
- -------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                              258,330         253,333
- -------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $1,792,431      $1,770,769
- -------------------------------------------------------------------------------


*The December 31, 1994 Balance Sheet has been derived from audited financial statements.


See Notes to Financial Statements.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31
                                                         1995           1994
- -------------------------------------------------------------------------------
                                                             (Unaudited)
OPERATING ACTIVITIES:

Net income                                            $   6,168       $   5,673
Items included in net income not affecting cash:
  Provision for losses on receivables                     1,088             942
  Increase (decrease) in deferred taxes                  (2,649)            757
  Depreciation and amortization                           2,914           2,563
  Increase (decrease) in payables,
    Income taxes and other                                7,441          (6,525)
- -------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                14,962           3,410

INVESTING ACTIVITIES:

Finance and other receivables acquired                 (213,879)       (188,630)
Collections on finance and other receivables            193,698         143,117
Net decrease (increase) in wholesale receivables        (32,626)          1,576
Acquisition of equipment for operating leases            (3,411)         (4,959)
Disposal of equipment                                       307             231
- -------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                   (55,911)        (48,665)

FINANCING ACTIVITIES:

Net increase (decrease) in commercial paper              86,854         (35,350)
Net decrease in bank loans                                    -         (24,000)
Decrease in advances payable to PACCAR Inc              (46,000)              -
Proceeds from term debt                                 105,000         172,000
Payments of term debt                                  (106,950)        (68,000)
Additions to paid-in capital                              1,543           1,310
Payment of cash dividend                                 (2,715)         (1,310)
- -------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                37,732          44,650
- -------------------------------------------------------------------------------

NET DECREASE IN CASH                                     (3,217)           (605)

CASH AT BEGINNING OF PERIOD                               8,956           5,554
- -------------------------------------------------------------------------------

CASH AT END OF PERIOD                                 $   5,739       $   4,949
- -------------------------------------------------------------------------------


See Notes to Financial Statements.

                             PACCAR Financial Corp.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1995 presentation.

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges (as defined) of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio for the three-month period ended March 31, 1995 was 1.64 to 1 (see Exhibit 12.2).

PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Beginning July 1993, in lieu of payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. Annually, the Company intends to pay a dividend to PACCAR Inc for the amount invested in the prior year. A cash dividend of $2.7 million was declared and paid in the quarter ended March 31, 1995.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pre-tax earnings for the quarter ending March 31, 1995 increased to $10.3 million from $9.3 million for the quarter ending March 31, 1994. Gross income was higher in 1995 resulting from the growth in average net receivables and equipment on operating leases, partially offset by lower yields on the portfolio. Average net receivables and equipment on operating leases grew $243 million (16%) to $1.8 billion in 1995 from $1.5 billion at March 31, 1994. Insurance income increased reflecting the growth of the Company's physical damage insurance program. Interest expense rose to $20.3 million from $13.0 million primarily attributable to an increase in market interest rates and an increase in debt incurred to fund the growth in the assets. Selling, general and administrative expenses increased commensurate with the growth in receivables.

The first quarter 1995 provision for losses of $1.1 million increased 15% from $.9 million in the first quarter of 1994. The provision for credit losses reflected a decline in net credit recoveries to $.3 million in 1995 in comparison to net credit recoveries of $.6 million in the previous year. Although the low credit losses are expected to continue for the near term, the allowance for losses was increased to 1.73% of receivables and equipment on operating leases to reflect growth in the portfolio and the risks inherent in the financing of heavy duty trucks. Accordingly, the allowance for credit losses was raised to $31.3 million at March 31, 1995 from $29.9 million at December 31, 1994.

As a result of the foregoing factors, net income for the first quarter of 1995 increased to $6.2 million compared to $5.7 million for the first quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1995, net cash used to fund portfolio growth was $55.9 million. The cash required to fund the growth was primarily provided by operating activities of $15.0 million and from financing activities of $37.7 million. The funds from financing activities continued to be provided primarily by the issuance of both commercial paper and medium-term notes.

In order to minimize its exposure to fluctuations in interest rates, the Company seeks to borrow funds or enter into interest rate contracts with interest rate characteristics similar to the characteristics of its receivables and leases. Other considerations which affect the Company's funding operations include the amount of fixed and variable rate receivables, the maturity schedule of existing debt, the availability of desired debt maturities and the level of interest rates.

As of March 31, 1995, the Company and PACCAR Inc together maintained unused bank lines of credit of $300 million which are largely used to support the Company's commercial paper borrowings.


                           PART II--OTHER INFORMATION


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed as part of this report are listed in the accompanying
     Exhibit Index.

(b)  There were no reports on Form 8-K for the quarter ended March 31, 1995.

                             PACCAR Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             PACCAR Financial Corp.
                                                 (Registrant)







Date:  May 9, 1995                      BY:  /S/ T. R. Morton
                                             ----------------------------
                                             T. R. Morton
                                             President
                                             (Authorized Officer)



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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 1995 and 1994.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the three-month periods ended March 31, 1995 and 1994.

12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 1995 and 1994.

12.4 Statement re computation of ratios for allowance for losses on receivables and past due levels of the Company for the three-month periods ended March 31, 1995 and 1994.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the three-month period ended March 31, 1995.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.