Form 10-Q
period 1995-06-30
PACCAR FINANCIAL CORP
filed 1995-08-09
CIK 731288

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                   FORM 10-Q

       (Mark one)   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                          Commission File No. 0-12553

                             PACCAR Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Washington                             91-6029712
      -------------------------------      ------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

         777 - 106th Avenue N.E., Bellevue, WA                    98004
      -------------------------------------------               ----------
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at July 31, 1995.

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10- Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1  Financial Statements

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)


                                                           Three Months Ended                Six Months Ended
                                                                June 30                          June 30
                                                          1995          1994             1995              1994
-----------------------------------------------------------------------------------------------------------------
                                                              (Unaudited)                       (Unaudited)
Interest and finance charges                            $ 39,663      $ 31,064         $ 76,944          $ 59,804
Rentals on operating leases                                3,281         3,105            6,631             6,052
Insurance premiums earned                                  1,032           674            1,966             1,266
-----------------------------------------------------------------------------------------------------------------

GROSS INCOME                                              43,976        34,843           85,541            67,122
-----------------------------------------------------------------------------------------------------------------

Interest expense                                          21,765        14,967           42,064            27,948
Other borrowing expense                                      358           428              759               789
Depreciation expense related
  to operating leases                                      2,640         2,499            5,266             4,886
Insurance claims and underwriting expenses                 1,033           468            1,818             1,000
Selling, general and
  administrative expenses                                  5,850         5,666           11,897            11,448
Provision for losses                                         874           119            1,962             1,061
-----------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                            32,520        24,147           63,766            47,132
-----------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                11,456        10,696           21,775            19,990

Income taxes                                               4,617         4,245            8,768             7,866
-----------------------------------------------------------------------------------------------------------------

NET INCOME                                                 6,839         6,451           13,007            12,124

Retained earnings at beginning of period                 207,262       184,303          203,809           179,940
Cash dividends paid                                            -             -           (2,715)           (1,310)
-----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF PERIOD                      $214,101      $190,754         $214,101          $190,754
-----------------------------------------------------------------------------------------------------------------





Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                                      June 30              December 31
                                                                        1995                  1994*
------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS
  Cash                                                               $    5,542            $    8,956
  Net finance and other receivables                                   1,828,076             1,733,253
  Allowance for losses                                                  (32,450)              (29,900)
------------------------------------------------------------------------------------------------------
                                                                      1,795,626             1,703,353
  Equipment on operating leases net of allowance
     for depreciation of $18,811 (1994--$15,351)                         41,986                43,500
  Other assets                                                           11,046                14,960
------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $1,854,200            $1,770,769
------------------------------------------------------------------------------------------------------


LIABILITIES
  Accounts payable and accrued expenses                              $   37,407            $   30,237
  Payable for finance receivables acquired                               15,469                39,817
  Commercial paper                                                      536,369               461,175
  Other short-term borrowings                                            25,000                     -
  Advance payable to PACCAR Inc                                               -                46,000
  Term debt                                                             909,350               870,300
  Income taxes                                                           64,921                69,907
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                     1,588,516             1,517,436
------------------------------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share
    6% noncumulative and nonvoting
    450,000 shares authorized,
    310,000 shares issued and outstanding                                31,000                31,000
  Common stock, par value $100 per share
    200,000 shares authorized,
    145,000 shares issued and outstanding                                14,500                14,500
  Paid in capital                                                         6,083                 4,024
  Retained earnings                                                     214,101               203,809
------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                              265,684               253,333
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $1,854,200            $1,770,769
------------------------------------------------------------------------------------------------------

*The December 31, 1994 Balance Sheet has been derived from audited financial statements.

See Notes to Financial Statements.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                                 Six Months Ended
                                                                                      June 30
                                                                            1995                 1994
--------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
OPERATING ACTIVITIES:

Net income                                                               $  13,007            $  12,124
Items included in net income not affecting cash:
  Provision for losses                                                       1,962                1,061
  Decrease in deferred taxes payable                                        (6,916)              (5,666)
  Depreciation and amortization                                              6,731                6,081
Increase (decrease) in payables,
  income taxes and other                                                    10,448               (4,017)
--------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   25,232                9,583

INVESTING ACTIVITIES:

Finance and other receivables acquired                                    (472,582)            (435,493)
Collections on finance and other receivables                               382,505              320,037
Net decrease (increase) in wholesale receivables                           (26,724)              29,152
Acquisition of equipment for operating leases                               (4,795)              (9,116)
Disposal of equipment                                                          362                  273
--------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                     (121,234)             (95,147)

FINANCING ACTIVITIES:

Net increase (decrease) in commercial paper and
  other short term borrowings                                              100,194             (121,737)
Net decrease in bank loans                                                       -              (49,000)
Decrease in advances payable to PACCAR Inc                                 (46,000)                   -
Proceeds from term debt                                                    220,000              326,000
Payments of term debt                                                     (180,950)             (71,500)
Additions to paid-in capital                                                 2,059                1,712
Payment of cash dividend                                                    (2,715)              (1,310)
--------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   92,588               84,165
--------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                        (3,414)              (1,399)

CASH AT BEGINNING OF PERIOD                                                  8,956                5,554
--------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                    $   5,542            $   4,155
--------------------------------------------------------------------------------------------------------



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

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges (as defined) of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio for the six-month period ended June 30, 1995 was 1.64 to 1 (see Exhibit 12.2).

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Gross income was higher for the quarter and six months ended June 30, 1995, compared to 1994, as a result of the growth in average net receivables and equipment on operating leases as well as higher contract rates on receivables and leases. Average net receivables and equipment on operating leases grew $253.0 million, or 16%, to $1.8 billion for the first six months of 1995 from $1.5 billion for the first half of 1994. Insurance revenue improved 53% and 55% for the quarter and six months ended June 30, 1995, respectively, reflecting the growth of the Company's physical damage insurance program. Interest expense increases of $6.8 million for the quarter ended June 30, 1995 and $14.2 million for the first half of 1995, compared to the corresponding 1994 periods, were the result of incurring additional debt to fund the growth in assets and higher market interest rates. Insurance-related expenses rose at a faster pace than related revenues primarily because of a higher concentration of claims in the quarter ended June 30, 1995. Selling, general and administrative expenses increased slightly.

The provisions for losses of $.9 million for the second quarter and $2.0 million for the first half of 1995 were higher than the comparable 1994 periods by $.8 million and $.9 million, respectively. The Company used the higher provisions to increase the allowance for losses from $29.9 million at December 31, 1994 to $32.5 million. Although management expects low credit losses to continue in the near term, the larger allowance for losses reflects the growth in the portfolio as well as the risks inherent in the financing of heavy duty trucks. At June 30, 1995, the allowance for losses as a percentage of net receivables and equipment on operating leases was 1.74% compared to 1.68% at December 31, 1994.

As a result of the foregoing factors, net income for the second quarter increased to $6.8 million in 1995 compared to $6.4 million in 1994. For the six months ended June 30, 1995, net income increased to $13.0 million from $12.1 million in the comparable 1994 period.

Liquidity and Capital Resources

In the first half of 1995, the Company used cash from operations of $25.2 million, cash reserves of $3.4 million and net financing activities of $92.6 million to fund portfolio growth of $121.2 million. The funds from financing activities continued to be provided primarily by the issuance of both commercial paper and medium-term notes.

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

As of June 30, 1995, the Company and PACCAR Inc together maintained unused bank lines of credit of $300 million which are largely used to support the Company's commercial paper borrowings.

Other information on liquidity and sources of capital as presented in the 1994 Annual Report on Form 10-K continues to be relevant.

                           PART II--OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K

(a)      Exhibits filed as part of this report are listed in the accompanying
         Exhibit Index.

(b)      There were no reports on Form 8-K for the quarter ended June 30, 1995.

                             PACCAR Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            PACCAR Financial Corp.
                                                 (Registrant)





 Date:  August 7, 1995                      BY:   /s/ T. R. Morton
                                               -----------------------
                                                  T. R. Morton
                                                  President
                                                  (Authorized Officer)





                                           BY:   /s/ R. E. Ranheim
                                              ---------------------------------
                                                  R. E. Ranheim
                                                  Treasurer
                                                  (Principal Financial Officer)

                             PACCAR Financial Corp.
                                 EXHIBIT INDEX


3.1 Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six-month periods ended June 30, 1995 and 1994.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the six-month periods ended June 30, 1995 and 1994.

12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the six-month periods ended June 30, 1995 and 1994.

12.4 Statement re computation of ratios for allowance for losses on receivables and past due levels of the Company for the six-month periods ended June 30, 1995 and 1994.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the six-month period ended June 30, 1995.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.