Form 10-Q
period 1995-09-30
PACCAR FINANCIAL CORP
filed 1995-11-07
CIK 731288

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                              __________________

                                   FORM 10-Q
(Mark one)   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 1995

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

                          Commission File No. 0-12553

                             PACCAR Financial Corp.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Washington                             91-6029712
--------------------------------------------------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

     777 - 106th Avenue N.E., Bellevue, WA                 98004
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (206) 462-4100


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No___
                                    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at October 31, 1995.

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1  Financial Statements

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)


                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30                    September 30
                                                                1995            1994            1995            1994
-----------------------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)                    (Unaudited)
Interest and finance charges                                  $ 41,470        $ 33,324        $118,414        $ 93,128
Rentals on operating leases                                      3,188           3,079           9,819           9,131
Insurance premiums earned                                        1,123             742           3,089           2,008
-----------------------------------------------------------------------------------------------------------------------

GROSS INCOME                                                    45,781          37,145         131,322         104,267
-----------------------------------------------------------------------------------------------------------------------
Interest expense                                                23,055          16,449          65,119          44,397
Other borrowing expense                                            378             320           1,137           1,109
Depreciation expense related
  to operating leases                                            2,562           2,496           7,828           7,382
Insurance claims and underwriting expenses                         969             603           2,787           1,603
Selling, general and
  administrative expenses                                        5,559           5,502          17,456          16,950
Provision for losses                                             1,178             187           3,140           1,248
----------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                  33,701          25,557          97,467          72,689
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      12,080          11,588          33,855          31,578

Federal and state income taxes                                   4,859           4,721          13,627          12,587
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                       7,221           6,867          20,228          18,991

Retained earnings at beginning of period                       214,101         190,754         203,809         179,940
Cash dividends paid                                                  -               -          (2,715)         (1,310)
----------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF PERIOD                            $221,322        $197,621        $221,322        $197,621
----------------------------------------------------------------------------------------------------------------------

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                                                            September 30             December 31
                                                                                                1995                    1994*
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
ASSETS
         Cash                                                                                $    6,739               $    8,956

         Net finance and other receivables                                                    1,961,172                1,733,253
         Allowance for losses                                                                   (34,105)                 (29,900)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              1,927,067                1,703,353
         Equipment on operating leases net of allowance
                for depreciation of $19,632 (1994--$15,351)                                      39,377                   43,500
         Other assets                                                                            14,043                   14,960
--------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                 $1,987,226               $1,770,769
--------------------------------------------------------------------------------------------------------------------------------


LIABILITIES
         Accounts payable and accrued expenses                                               $   27,345               $   30,237
         Payable for finance receivables acquired                                                17,696                   39,817
         Commercial paper                                                                       612,948                  461,175
         Other short-term borrowings                                                             25,000                        -
         Advance payable to PACCAR Inc                                                                -                   46,000
         Term debt                                                                              966,850                  870,300
         Income taxes                                                                            64,051                   69,907
--------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                             1,713,890                1,517,436
--------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
         Preferred stock, par value $100 per share
                6% noncumulative and nonvoting
                450,000 shares authorized,
                310,000 shares issued and outstanding                                            31,000                   31,000
         Common stock, par value $100 per share
                200,000 shares authorized,
                145,000 shares issued and outstanding                                            14,500                   14,500
         Paid-in capital                                                                          6,514                    4,024
         Retained earnings                                                                      221,322                  203,809
--------------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                                                      273,336                  253,333
--------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                   $1,987,226               $1,770,769
--------------------------------------------------------------------------------------------------------------------------------

*The December 31, 1994 Balance Sheet has been derived from audited financial statements.

See Notes to Financial Statements.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                                                      Nine Months Ended
                                                                                                        September 30
                                                                                                 1995                    1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES:

Net income                                                                                    $  20,228                $  18,991
Items included in net income not affecting cash:
         Provision for losses                                                                     3,140                    1,248
         Decrease in deferred taxes payable                                                      (7,818)                  (7,512)
         Depreciation and amortization                                                           10,114                    9,209
Decrease in payables, income taxes and other                                                       (408)                 (10,003)
--------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        25,256                   11,933

INVESTING ACTIVITIES:

Finance and other receivables acquired                                                         (757,923)                (690,562)
Collections on finance and other receivables                                                    585,153                  500,757
Net decrease (increase) in wholesale receivables                                                (76,629)                  36,270
Acquisition of equipment for operating leases                                                    (5,600)                 (11,441)
Disposal of equipment                                                                               428                      560
--------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                          (254,571)                (164,416)

FINANCING ACTIVITIES:

Net increase (decrease) in commercial paper and
         other short term borrowings                                                            176,773                  (76,255)
Net decrease in bank loans                                                                            -                  (49,000)
Decrease in advances payable to PACCAR Inc                                                      (46,000)                       -
Proceeds from term debt                                                                         373,000                  407,000
Payments of term debt                                                                          (276,450)                (128,000)
Additions to paid-in capital                                                                      2,490                    2,187
Payment of cash dividend                                                                         (2,715)                  (1,310)
--------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       227,098                  154,622
--------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                                  (2,217)                   2,139

CASH AT BEGINNING OF PERIOD                                                                       8,956                    5,554
--------------------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                                         $   6,739                $   7,693
--------------------------------------------------------------------------------------------------------------------------------


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

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges (as defined) of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio for the nine-month period ended September 30, 1995 was 1.64 to 1 (see Exhibit 12.2).

PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Beginning July 1993, in lieu of payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. Annually, the Company intends to pay a dividend to PACCAR Inc for the amount invested in the prior year. Cash dividends of $2.7 million and $1.3 million were paid in the quarters ended March 31, 1995 and June 30, 1994, respectively.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Gross income rose $8.6 million (23%) and $27.1 million (26%) for the quarter and nine months ended September 30, 1995, respectively, compared to the same periods during 1994. Continued high levels of new business volume related to the strong domestic heavy-duty truck sales by PACCAR Inc resulted in growth in the Company's average net finance receivables from $1.5 billion to $1.8 billion for the nine months ended September 30, 1995 compared to the similar 1994 period. The higher average net finance receivables together with an increase in the contract rates on those receivables contributed most of the improvement in gross income. Gross income also benefited from an increase in earned premiums from the Company's physical damage insurance program.

Interest expense increased $6.6 million and $20.7 million for the quarter and year-to-date periods ended September 30, 1995, respectively, compared to the corresponding 1994 periods. Expanded debt levels used to fund asset growth and higher market interest rates caused the interest expense increases. Insurance-related expenses (primarily claims costs) also rose commensurate with physical damage program revenues. Ongoing expense control helped selling, general and administrative expenses to grow only 1% and 3% for the quarter and year-to-date periods ended September 30, 1995, respectively, compared to the corresponding 1994 periods.

As compared to 1994, the provision for losses increased $1 million in the third quarter of 1995 and $1.9 million for the first nine months of 1995. The larger provisions resulted primarily from continued portfolio growth in 1995. The allowance for losses as a percentage of net receivables and equipment on operating leases was 1.71% at September 30, 1995, which was up slightly from the December 31, 1994 level of 1.68%.

As a result of the foregoing factors, net income for the third quarter increased to $7.2 million in 1995 compared to $6.9 million in 1994. Net income for the nine months ended September 30, 1995 increased to $20.2 million from $19.0 million a year earlier.

Liquidity and Capital Resources

The Company used cash from operations of $25.3 million, cash reserves of $2.2 million and net financing activities of $227.1 million to fund portfolio growth of $254.6 million during the nine months ended September 30, 1995. The funds from financing activities continued to be provided primarily by the issuance of commercial paper and medium-term notes.

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

As of September 30, 1995, the Company and PACCAR Inc together maintained unused bank lines of credit of $330 million which are largely used to support the Company's commercial paper borrowings.

Other information on liquidity and sources of capital as presented in the Company's 1994 Annual Report on Form 10-K continues to be relevant.

                           PART II--OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K

(a)  Exhibits filed as part of this report are listed in the accompanying
     Exhibit Index.

(b)  There were no reports on Form 8-K for the quarter ended September 30, 1995.

                             PACCAR Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PACCAR Financial Corp.
                                           (Registrant)





 Date:  November 3, 1995               BY: /S/ T. R. Morton
                                           ---------------------------
                                           T. R. Morton
                                           President
                                           (Authorized Officer)





                                       BY: /S/ M. T. Barkley
                                           ---------------------------
                                           M. T. Barkley
                                           Controller
                                           (Chief Accounting Officer)

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine-month periods ended September 30, 1995 and 1994.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the nine-month periods ended September 30, 1995 and 1994.

12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended September 30, 1995 and 1994.

12.4 Statement re computation of ratios for allowance for losses on receivables and past due levels of the Company for the nine-month periods ended September 30, 1995 and 1994.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the nine-month period ended September 30, 1995.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.