Form 10-K405
period 1995-12-31
PACCAR FINANCIAL CORP
filed 1996-03-19
CIK 731288

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For transition period from __________ to __________

Commission File No. 0-12553

                          PACCAR FINANCIAL CORP.
 --------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Washington                                    91-6029712
  -----------------------                 -----------------------------------
  (State of Incorporation)                (I.R.S. Employer Identification No.)

  777 - 106th Avenue N.E., Bellevue, Washington                   98004
 -------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)

    Registrant's telephone number, including area code:   (206) 462-4100
                                                         -----------------

        Securities registered pursuant to Section 12(b) of the Act:

                                      None

        Securities registered pursuant to Section 12(g) of the Act:

                                     None
        -------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes  X   No
                                                 ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996:
                                      None

The number of shares outstanding of the registrant's classes of common stock as of March 1, 1996:

                Common Stock, $100 Par Value -- 145,000 Shares
                ----------------------------------------------

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (J)(1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

PACCAR

     PACCAR is a multi-national company which designs and manufactures various types of industrial equipment that are marketed primarily through its dealers. Heavy-duty diesel trucks (primarily Class 8 trucks with gross vehicle weight in excess of 33,000 pounds) and related service parts are the principal products of PACCAR and accounted for 89% of PACCAR's total revenues in 1995. PACCAR markets these trucks under the "Kenworth," "Peterbilt" and "Foden" nameplates. Domestic Kenworth and Peterbilt trucks are manufactured in five plants in the United States. Outside of the U.S., PACCAR manufactures and sells trucks through wholly owned subsidiary companies in Canada, Australia and Mexico. Foden trucks are manufactured and sold in the United Kingdom through a wholly owned U.S. subsidiary. PACCAR also competes in the North American Class 6/7 markets with cab-over-engine and conventional models. These medium-duty trucks are assembled at PACCAR factories in North America. Other PACCAR products include industrial winches and oilfield equipment. PACCAR competes in the truck parts aftermarket primarily through its dealer network and also sells general automotive parts and accessories through retail outlets.

     In the United States, Kenworth and Peterbilt trucks are sold to an independent dealer network, consisting of 292 outlets, for resale to retail purchasers. Trucks manufactured in the United States for export are marketed by a division of PACCAR through an international dealer network.

     In addition to the Company, which provides financing and leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Canada, Australia, Mexico and the United Kingdom through four other wholly owned finance companies.

     As of December 31, 1995, PACCAR and its subsidiaries had total assets of $4.4 billion and stockholders' equity of $1.3 billion. For the year ended December 31, 1995, PACCAR's consolidated revenues and net income were $4.8 billion and $252.8 million, respectively.

     There were six principal competitors, including PACCAR, in the United States Class 8 truck market in 1995. Based on 1995 industry registration statistics, PACCAR's Kenworth and Peterbilt combined truck sales accounted for approximately 21% of domestic Class 8 new truck registrations. The domestic heavy-duty truck market is highly competitive in price, quality and service. PACCAR is not dependent on any single customer for a significant amount of its sales.

     PACCAR's common stock, $12 par value, is traded in the over-the-counter
market under the NASDAQ symbol "PCAR."   PACCAR is subject to the
informational requirements of the Securities Exchange Act of 1934 and in accordance therewith files reports and other information with the Securities and Exchange Commission (the "Commission"). All reports, proxy statements and other information filed by PACCAR with the Commission may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549; Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661; and at 7 World Trade Center, 13th Floor, New York, New York 10048.

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

     As of December 31, 1995, the Company employed 248 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

THE COMPANY'S PRODUCTS

RETAIL RECEIVABLES

     RETAIL CONTRACTS. The Company purchases contracts ("Retail Contracts") from dealers and receives assignments of the contracts and a first lien security interest in the vehicles financed. Collateral for vehicles sold to leasing companies may also include an assignment of leases and rentals due. Retail Contracts purchased by the Company have fixed or floating interest rates.

     DIRECT LOANS. The Company also makes loans ("Direct Loans") to the end users of the vehicles financed that are secured by a first lien security interest in the vehicles. Direct Loans have fixed or floating interest rates.

MASTER NOTE

     These contracts are an alternative form of retail financing offered to selected dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks and meeting the Company's requirements as to form, terms and creditworthiness for Retail Contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer ("Master Note"). Master Note contracts have fixed or floating interest rates.

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

LEASES

     The Company offers lease contracts ("Leases") where it is treated as the owner of the equipment for tax purposes and generally retains the tax depreciation. The lessee is responsible for the payment of property and sales taxes, licenses, maintenance and other operating items. The lessee is obligated to maintain the equipment and to insure the equipment against casualty and liability losses.

     Most of the Company's Leases contain a Terminal Rental Adjustment Clause which requires the lessee to guarantee to the Company a stated residual value upon disposition of the equipment at the end of the lease term.

INSURANCE

     In 1993, the Company initiated a physical damage insurance program offered through PACCAR dealers who are licensed insurance agents. The Company retains the premium revenues and loss exposure for the policies which are issued through an unrelated insurance carrier.

     The Company also offers wholesale physical damage insurance on new trucks, used trucks and trailer inventory to dealers which have Wholesale Contracts with the Company. Through a retention program, the Company retains premium revenues and annual loss exposure up to that year's premium revenues.
 Losses beyond premium revenues for that year are reinsured by an unrelated insurance carrier.

          CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

CUSTOMER CONCENTRATION

     At December 31, 1995, the largest single customer for Retail Contracts, Direct Loans or Leases represented 1.6% of the Company's net receivables, and the five largest such accounts amounted to 5.4% of net receivables.

     At December 31, 1995, the largest Master Note dealer borrowing amounted to 8.6% of the Company's net receivables and the five largest dealer notes under Master Note receivables amounted to 12.8% of net receivables. Master Note receivables are secured by numerous retail installment contracts which offset the amount of dealer concentration.

     With respect to wholesale financing, at December 31, 1995, the customer concentration was immaterial.

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

                              ALLOWANCE FOR LOSSES
                             (Thousands of Dollars)



                                                     Year Ended December 31
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------   -------
Balance at beginning of period                     $29,900   $24,000   $21,840
Provision for losses                                 4,816     2,473     6,079
Net (losses) recoveries                              1,074     3,427    (3,919)
                                                  --------  --------   -------
Balance at end of period                           $35,790   $29,900   $24,000
                                                  --------  --------   -------
                                                  --------  --------   -------
Ratios:
    Net (losses) recoveries to average
      net receivables and equipment on
      operating leases                                 .06%      .21%     (.30%)

    Allowance for losses to period end
      net receivables and equipment on
      operating leases                                1.72%     1.69%     1.61%

    Period end gross contracts and leases past
      due (over 60 days) to period end gross
      contracts and lease receivables                  .56%      .23%      .45%


     For discussion of the allowance for losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1993-1995."

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

     To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are funded primarily with publicly offered fixed rate medium-term notes. Floating rate assets are funded primarily with commercial paper with maturities of three months or less. As a result, the Company's interest margin does not change significantly as interest rates change.

     The Company enters into over-the-counter interest rate contracts as a tool to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources--commercial paper and fixed rate medium-term notes. Fixed interest rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. Floating interest rate swaps, matched to either fixed or floating rate debt, are used to convert to a floating rate index more appropriate to the Company's floating rate assets, often at a funding cost lower than the cost of commercial paper. Interest rate caps are occasionally purchased to hedge the floating rate funding cost of floating rate assets that have a maximum yield. As of December 31, 1995, the total notional principal amount of interest rate contracts outstanding were as follows: $406.4 million of interest rate swaps resulting in a fixed rate payment obligation; $215.0 million of interest rate swaps resulting in a floating rate payment obligation; and $61.9 million of interest rate caps. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial. The permitted types of interest rate contracts, their transaction limits and related approval authorizations have been established by the Company's senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to and reviewed by the Company's senior management.

     As of December 31, 1995, PACCAR and the Company together had $345 million of unused, confirmed bank lines of credit that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. Neither PACCAR nor the Company is liable for any borrowings of the other under these lines of credit.

     As of December 31, 1995, the Company had $999.5 million of medium-term notes outstanding, $410.5 million of which was due within 12 months. See "Note E--Borrowings" in the Notes to Financial Statements for medium-term note maturities.

     An indenture of the Company dated as of December 1, 1984, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company's medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

                            RELATIONSHIP WITH PACCAR

GENERAL

     The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company's principal source of financing business. The Company receives administrative support from PACCAR and may occasionally pay dividends to, borrow funds from or lend money to PACCAR. Since the directors of the Company are all executives of PACCAR or its affiliates and PACCAR is the sole owner of the Company's outstanding voting common stock, PACCAR can determine the course of the Company's business. See "Note D--Transactions with PACCAR" in the Notes to Financial Statements.

SUPPORT AGREEMENT

     The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 was met without assistance.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     All outstanding common stock is owned by PACCAR; therefore, there is no trading market in the Company's common stock.

     The Company began in 1994 to pay a dividend to PACCAR for the paid-in capital invested in the prior year. Cash dividends of $2.7 million and $1.3 million were paid in 1995 and 1994, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for the Company and should be read in conjunction with the more detailed financial statements included under "Financial Statements and Supplementary Data." The information with respect to each of the five years in the period ended December 31, 1995 has been derived from the Company's audited financial statements.

                  BALANCE SHEET DATA AND INCOME STATEMENT DATA
                             (Thousands of Dollars)

                                                    As of December 31
                           -----------------------------------------------------------------
BALANCE SHEET DATA               1995        1994        1993          1992        1991
                             -----------  ----------  -----------   -----------  -----------

Total Assets                  $2,074,405  $1,770,769   $1,493,880    $1,169,139   $1,106,522
Total Liabilities              1,792,934   1,517,436    1,267,130       960,702      909,782
Stockholder's Equity             281,471     253,333      226,750       208,437      196,740


INCOME STATEMENT DATA                              Year Ended December 31
                           -----------------------------------------------------------------

Finance and Insurance Margin  $   74,975  $   67,435   $   58,518    $   49,224   $   46,754
Operating and Other Expenses      23,429      22,815       21,990        21,968       19,863
Provision for Losses               4,816       2,473        6,079         8,611       21,237
                             -----------  ----------  -----------   -----------  -----------

Income Before Income Taxes and
     Cumulative Effect of
     Change in Accounting
     Method                       46,730      42,147       30,449        18,645        5,654

Income Taxes                      18,809      16,968       13,446         6,948        2,089
                             -----------  ----------  -----------   -----------  -----------

Income Before Cumulative
     Effect of Change in
     Accounting Method            27,921      25,179       17,003        11,697        3,565

Cumulative Effect of
     Change in Accounting
     Method (1)                        -           -            -             -       11,323
                             -----------  ----------  -----------   -----------  -----------

Net Income                    $   27,921  $   25,179   $   17,003    $   11,697   $   14,888
                             -----------  ----------  -----------   -----------  -----------
                             -----------  ----------  -----------   -----------  -----------
Ratio of Earnings to Fixed
     Charges (2)                   1.52x       1.67x        1.66x         1.38x        1.09x



(1) Effective January 1, 1991, the Company adopted Financial Accounting Standards Board Statement (FASB) No. 96, "Accounting for Income Taxes."
     The most significant impact of this Statement was to change the tax rate at which deferred taxes were recognized on the balance sheet to the lower rate then specified by federal tax laws. The change resulted in a one-time increase in net income of $11,323 in the first quarter of 1991.

(2) For purposes of this ratio, earnings consist of income from operations plus fixed charges. Fixed charges consist of interest expense plus one-third of rent expense (which is deemed representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements but differs from the method called for in the Support Agreement between the Company and PACCAR. The ratios computed pursuant to the Support Agreement were 1.63x, 1.82x, 1.89x, 1.59x and 1.26x for the years 1995-1991, respectively. See Exhibits 12.1 and 12.2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 1993-1995

RESULTS OF OPERATIONS

1995 Compared to 1994:

     Pre-tax income increased to $46.7 million from $42.1 million in 1994 primarily as a result of a $7.3 million increase in the finance margin attributable to the growth in receivables, partially offset by a decrease in the average margin rate earned on those receivables. Average receivables increased 18% to $1.9 billion in 1995 from $1.6 billion in 1994. The growth resulted from $1.1 billion of new business volume related to strong domestic heavy-duty truck sales by PACCAR. The average margin rate on those receivables decreased in 1995 due to rate competition in the truck lending market.

     Ongoing expense controls helped keep the increase in selling, general and administrative expenses under 3%. The provision for losses increased $2.3 million to $4.8 million during 1995 bringing the year-end allowance for losses to 1.72% of earning assets. At the end of 1994, the allowance for losses was 1.69% of earning assets. The higher 1995 provision and allowance for losses resulted from continued portfolio growth during 1995 and reflects the risks inherent in the financing of heavy-duty trucks.

     As a result of the foregoing factors, net income for 1995 improved to $27.9 million from $25.2 million in 1994.

1994 Compared to 1993:

     Pre-tax income increased to $42.1 million from $30.4 million in 1993. The growth resulted primarily from an $8.4 million increase in the finance margin attributable to the growth in receivables, partially offset by a decrease in the average margin rate earned on those receivables. Average receivables increased 21% to $1.6 billion in 1994 from $1.3 billion in 1993. The growth resulted from $1 billion of new business volume related to strong domestic heavy-duty truck sales by PACCAR. The average margin rate on those receivables decreased in 1994 due to rate competition in the truck lending market. In addition, the provision for losses decreased from $6.1 million to $2.5 million due to high net recoveries in 1994. As a result, net income for 1994 was $25.2 million compared to $17.0 million in 1993.

FUNDING AND LIQUIDITY

     The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered senior debt securities under the Securities Act of 1933 for offering to the public. In 1993, the Company registered $1 billion of senior debt securities for offering to the public. At the end of 1995, $55 million of such securities was available for issuance. The Company registered $1 billion in senior debt securities in early 1996 for offering to the public.

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

               Report of Ernst & Young, LLP, Independent Auditors

Board of Directors
PACCAR Inc and PACCAR Financial Corp.



We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly owned subsidiary of PACCAR Inc) as of December 31, 1995 and 1994, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                             /S/ Ernst & Young, LLP



Seattle, Washington
February 2, 1996

BALANCE SHEETS
PACCAR Financial Corp.


                                                           December 31
                                                       1995            1994
-----------------------------------------------------------------------------
                                                       (Thousands of Dollars)
ASSETS
     Cash                                           $    5,967    $    8,956

     Net finance and other receivables               2,051,135     1,733,253
     Allowance for losses                              (35,790)      (29,900)
-----------------------------------------------------------------------------
                                                     2,015,345     1,703,353
-----------------------------------------------------------------------------

     Equipment on operating leases, net of
         allowance for depreciation of $20,889
         (1994--$15,351)                                40,905        43,500
     Other assets                                       12,188        14,960
-----------------------------------------------------------------------------

TOTAL ASSETS                                        $2,074,405    $1,770,769
-----------------------------------------------------------------------------

LIABILITIES
     Accounts payable and accrued expenses          $   36,461    $   30,237
     Payable for finance receivables acquired           34,504        39,817
     Commercial paper and other short term
       borrowings                                      657,856       461,175
     Advance payable to PACCAR Inc                           -        46,000
     Medium-term notes                                 999,500       870,300
     Income taxes - current and deferred                64,613        69,907
-----------------------------------------------------------------------------

TOTAL LIABILITIES                                    1,792,934     1,517,436
-----------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
     Preferred stock, par value $100 per share
         6% noncumulative and nonvoting
         450,000 shares authorized,
         310,000 shares issued and outstanding          31,000        31,000
     Common stock, par value $100 per share
         200,000 shares authorized,
         145,000 shares issued and outstanding          14,500        14,500
     Paid in capital                                     6,956         4,024
     Retained earnings                                 229,015       203,809
-----------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                             281,471       253,333
-----------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $2,074,405    $1,770,769
-----------------------------------------------------------------------------


See notes to financial statements.

STATEMENTS OF INCOME AND RETAINED EARNINGS
PACCAR Financial Corp.


                                                 Year Ended December 31
                                             1995        1994          1993
----------------------------------------------------------------------------
                                                 (Thousands of Dollars)

     Interest and other income              $162,956   $ 128,841    $102,919
     Rentals on operating leases              13,008      12,323      13,039
----------------------------------------------------------------------------
     TOTAL FINANCE INCOME                    175,964     141,164     115,958

     Interest expense                         89,796      62,851      45,815
     Other borrowing expense                   1,575       1,453       1,257
     Depreciation expense related
         to operating leases                  10,379       9,953      10,432
----------------------------------------------------------------------------
     TOTAL FINANCE EXPENSES                  101,750      74,257      57,504

     FINANCE MARGIN                           74,214      66,907      58,454

     Insurance premiums earned                 4,349       2,869         287
     Insurance claims and underwriting
       expenses                                3,588       2,341         223
----------------------------------------------------------------------------
     INSURANCE MARGIN                            761         528          64

     Selling, general &
         administrative expenses              23,429      22,815      21,990
     PROVISION FOR LOSSES                      4,816       2,473       6,079
----------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                    46,730      42,147      30,449
----------------------------------------------------------------------------

     Federal and state income taxes           18,809      16,968      13,446
----------------------------------------------------------------------------

NET INCOME                                    27,921      25,179      17,003
----------------------------------------------------------------------------

     Retained earnings at beginning of year  203,809     179,940     162,937
     Cash dividends paid                      (2,715)     (1,310)          -
----------------------------------------------------------------------------

RETAINED EARNINGS AT END OF YEAR          $  229,015   $ 203,809  $  179,940
----------------------------------------------------------------------------


See notes to financial statements.

STATEMENTS OF CASH FLOWS
PACCAR Financial Corp.

                                                Year Ended December 31
                                            1995          1994        1993
----------------------------------------------------------------------------
                                                (Thousands of Dollars)
OPERATING ACTIVITIES:

     Net income                            $  27,921     $25,179     $17,003
     Items included in net income not
          affecting cash:
         Provision for losses on receivables   4,816       2,473       6,079
         Decrease in deferred taxes payable   (5,326)     (5,935)    (13,250)
         Depreciation and amortization        13,546      12,843      12,286
     Increase (decrease) in payables,
          income taxes and other               4,626        (551)     10,061
----------------------------------------------------------------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                          45,583      34,009      32,179
----------------------------------------------------------------------------

INVESTING ACTIVITIES:

     Finance and other receivables
      acquired                            (1,045,186)   (954,272)   (840,519)
     Collections on finance and other
      receivables                            824,307     684,011     563,597
     Net decrease (increase) in wholesale
         receivables                         (97,943)     27,892     (49,747)
     Acquisition of equipment for
         operating leases                    (10,391)    (19,858)    (20,462)
     Disposal of equipment                       544       1,052       5,255
----------------------------------------------------------------------------

NET CASH USED IN
INVESTING ACTIVITIES                        (328,669)   (261,175)   (341,876)
----------------------------------------------------------------------------

FINANCING ACTIVITIES:

     Net increase (decrease) in commercial
         paper and other short term
         borrowings                          196,681     (14,037)     49,677
     Net increase (decrease)
         in bank loans                             -     (49,000)     19,000
     Increase (decrease) in advances
         payable to PACCAR Inc               (46,000)     46,000           -
     Proceeds from medium-term notes         458,000     467,000     359,500
     Payments of medium-term notes          (328,800)   (220,800)   (119,900)
     Additions to paid in capital              2,931       2,715       1,310
     Payment of cash dividend                 (2,715)     (1,310)          -
----------------------------------------------------------------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                         280,097     230,568     309,587
----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH               (2,989)      3,402        (110)

CASH AT BEGINNING OF YEAR                      8,956       5,554       5,664
----------------------------------------------------------------------------

CASH AT END OF YEAR                        $   5,967   $   8,956   $   5,554
----------------------------------------------------------------------------


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1995
(Thousands of Dollars)

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

Due to the nature of the Company's business, customers are concentrated in the transportation industry throughout the United States. The Company's receivables and direct financing lease portfolio are not concentrated in any geographic region. Generally, all receivables are collateralized by the equipment being financed. The risk of credit losses related to this concentration has been considered in establishing the allowance for losses.

USE OF ESTIMATES: The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements. Actual results could differ from the amounts estimated by management.

ESTIMATED CREDIT LOSSES: The provision for losses on net finance and other receivables is charged to income in an amount sufficient to maintain the allowance for losses at a level considered adequate to cover estimated losses. Receivables are charged to this allowance when, in the judgement of management, they are deemed uncollectible (usually upon repossession of the collateral).

REVENUE RECOGNITION: Revenue from net finance receivables and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest and finance charge income. For operating leases, income is recognized on a straight line basis over the lease term.

Recognition of income is suspended when management determines that collection of future income is not probable (generally after 90 days past due). Recognition is resumed if the receivable becomes contractually current and collection doubts are removed.

EQUIPMENT: Equipment on operating leases is recorded at cost and depreciated on a straight-line basis over the term of each operating lease based upon its estimated useful life of five years to an estimated residual value.

INCOME TAXES: The Company is included in the consolidated federal income tax return of PACCAR. Any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company.

INTEREST RATE CONTRACTS: The Company enters into interest rate contracts which generally involve the exchange of fixed or floating rate interest payment obligations without the exchange of the underlying principal amounts. These contracts are used to effectively change the terms of debt to better match the interest rate characteristics of the Company's receivables and thereby reduce the effect of interest rate fluctuations on the Company's income. It is the Company's intent to hold the contracts to maturity. Net amounts paid or received are reflected as adjustments to interest expense.

PACCAR Financial Corp.
(Thousands of Dollars)

IMPACT OF NEW ACCOUNTING RULES: The Company adopted FASB No. 114, "Accounting by Creditors for Impairment of a Loan," and FASB No. 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosures," effective January 1, 1995. The adoption of these statements did not have a material impact on the Company.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1995 presentations.

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

The Company's finance and other receivables are as follows:

                                                            December 31
                                                        1995           1994
----------------------------------------------------------------------------

Notes and contracts due within:
 One year                                           $  677,182    $  503,289
 Two years                                             467,342       420,384
 Three years                                           312,835       297,551
 Four years                                            149,355       141,995
 Five years and beyond                                  39,913        28,703
----------------------------------------------------------------------------
                                                     1,646,627     1,391,922

Wholesale financing                                    209,404       111,386
Direct financing leases (Including estimated residual
  values of $15,010 and $23,420)                       315,092       340,950
Interest and other receivables                           9,876        11,151
----------------------------------------------------------------------------

                                                     2,180,999     1,855,409

Unearned interest:
  Notes and contracts                                  (93,654)      (79,008)
  Direct financing leases                              (36,210)      (39,084)
----------------------------------------------------------------------------

                                                      (129,864)     (118,092)
----------------------------------------------------------------------------


Net finance and other receivables                   $2,051,135    $1,737,317
----------------------------------------------------------------------------


Future minimum lease payments on direct financing leases totaled $300,082 at December 31, 1995 and are due as follows: $101,960 in 1996; $82,220 in 1997;
$64,993 in 1998; $41,014 in 1999; and $9,895 in 2000 and beyond.

The allowance for losses on receivables is summarized as follows:


                                               1995        1994         1993
------------------------------------------------------------------------------
Balance at beginning of year                  $29,900      $24,000     $21,840
Provision for losses                            4,816        2,473       6,079
Net (losses) recoveries                         1,074        3,427      (3,919)
------------------------------------------------------------------------------

Balance at end of year                        $35,790      $29,900     $24,000
------------------------------------------------------------------------------


PACCAR Financial Corp.
(Thousands of Dollars)


At December 31, 1995, the recorded investment in notes and contracts that are considered to be impaired was $12,555. Included in the allowance for losses was a specific reserve of $2,100 on these impaired notes and contracts. The average recorded investment in impaired notes and contracts during the year ended December 31, 1995 was $9,623. For the year ended December 31, 1995, the Company recognized interest income of $294 on those impaired loans, all of which was recognized using the cash basis method of income recognition.

NOTE C--OPERATING LEASES

Terms of operating leases range up to 44 months. Future annual minimum rental payments to be received for transportation equipment on operating leases beginning January 1, 1996 are: $11,529 in 1996; $6,736 in 1997;
$2,606 in 1998; and $524 in 1999.

NOTE D--TRANSACTIONS WITH PACCAR

The Company has a Support Agreement with PACCAR that requires, among other provisions, that PACCAR maintain a ratio of earnings to fixed charges, as defined, for the Company of at least 1.25 to 1 for any fiscal year, and that PACCAR own all outstanding voting stock of the Company. The required ratio of 1.25 to 1 for the years ended December 31, 1995, 1994 and 1993 was met without assistance.

PACCAR charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $3,144, $3,134 and $3,628 for 1995, 1994 and 1993, respectively, were charged to the Company. Beginning July 1993, in lieu of payment, PACCAR began recognizing certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. Beginning in 1994, the Company pays a dividend to PACCAR for the paid-in capital invested in the prior year. Cash dividends of $2.7 million and $1.3 million were paid in 1995 and 1994, respectively.

The Company's employees are covered by a defined benefit pension plan, an unfunded postretirement medical and life insurance plan and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets, defined benefit accumulated plan benefits and defined contribution plan benefits relating to the Company have not been made. Expenses charged to the Company by PACCAR for these plans were $683, $626 and $482 for years 1995, 1994 and 1993, respectively.

Periodically, the Company borrows funds from PACCAR. At December 31, 1994, the Company had outstanding to PACCAR a $46,000 short-term note payable at a market rate. The note was repaid in January 1995. Commencing January 1, 1996, the Company may occasionally make market-rate, short-term loans to PACCAR to assist in PACCAR's cash management.

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.

PACCAR Financial Corp.
(Thousands of Dollars)


NOTE E--BORROWINGS

     Borrowings are summarized as follows:


                                       Effective
                                          Rate*       1995           1994
----------------------------------------------------------------------------
         Commercial paper                5.9%      $  632,857     $  461,175
         Other short-term borrowings     5.7%          25,000              -
         Advance payable to PACCAR Inc     -                -         46,000
         Fixed rate medium-term notes    6.8%         879,500        645,300
         Floating rate medium-term notes 5.8%         120,000        225,000
----------------------------------------------------------------------------
                                                   $1,657,357     $1,377,475
----------------------------------------------------------------------------


*The effective rate is the weighted average rate as of December 31, 1995 and includes the effects of interest rate agreements.

Principal amounts of medium-term notes due over the next five years beginning January 1, 1996 are $410,500 in 1996, $280,000 in 1997, $221,000 in 1998, and
$88,000 in 1999.

Cash paid for interest expense was $84,208 in 1995, $55,349 in 1994 and $45,734 in 1993.

At December 31, 1995, the Company had outstanding 46 interest rate contracts with various financial institutions, having a total notional principal amount of $683.3 million. The notional principal declines as follows: $539.9 million in 1996, $133.4 million in 1997, and $10.0 million in 1998. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial.

For interest rate swaps, the following table presents the notional principal amounts, weighted average interest rates, and contractual maturities by class of interest rate swap at December 31, 1995.


 Year Ending     Pay: Floating       Pay: Floating        Pay: Fixed
 December 31    Receive: Fixed      Receive: Floating   Receive:Floating    Total
-----------------------------------------------------------------------------------
  1996              $95,000              $120,000            $300,300      $515,300
  1997                    -                     -             103,100       103,100
  1998                    -                     -               3,000         3,000
-----------------------------------------------------------------------------------

                    $95,000              $120,000            $406,400      $621,400
-----------------------------------------------------------------------------------

  Wtd average
  pay rate              5.8%                  5.8%                6.1%
-----------------------------------------------------------------------------------

  Wtd average
  receive rate          6.6%                  4.6%                5.9%
-----------------------------------------------------------------------------------


The weighted average pay rate substantially represents the Company's net cost of funds rate after the effect of the interest rate swaps as the weighted average receive rate offsets the pay rate on associated debt obligations.

PACCAR Financial Corp.
(Thousands of Dollars)

Pay floating, receive fixed swaps effectively convert fixed rate debt to a money market index.

Pay floating, receive floating swaps effectively convert the floating rate medium-term notes to a commercial paper index. The low receive rate offsets a low pay rate on an associated variable rate medium-term note.

Pay fixed, receive floating swaps effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

NOTE F-- CREDIT ARRANGEMENTS

The Company and PACCAR together have lines of credit arrangements with various commercial banks that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. At December 31, 1995, the unused portion of these credit lines was $345 million. The Company compensates banks with fees which are immaterial in amount.

The Company has entered into loan participation programs with various lending institutions under which notes, between the Company and the lending institutions, are sold by the lending institutions to investors. These notes generally mature within 30 days. There were no notes outstanding at December 31, 1995 and 1994.

NOTE G--INCOME TAXES

The provision for income taxes consists of the following:


                                                 Year Ended December 31
                                              1995          1994        1993
------------------------------------------------------------------------------
Current provision
  Federal                                     $20,149      $19,285     $23,516
  State                                         3,986        3,618       3,180
------------------------------------------------------------------------------
                                               24,135       22,903      26,696

Deferred benefit                               (5,326)      (5,935)    (13,250)
------------------------------------------------------------------------------

                                              $18,809      $16,968     $13,446
------------------------------------------------------------------------------


A reconciliation between the statutory federal income tax rate and the actual provision for income taxes is shown below:


                                                 Year Ended December 31
                                              1995          1994        1993
------------------------------------------------------------------------------
Tax at the statutory rate of 35%              $16,355      $14,752     $10,657
Effect of:
  Rate increases on deferred taxes                  -          364       2,302
  State income taxes and other                  2,454        1,852         487
------------------------------------------------------------------------------
                                              $18,809      $16,968     $13,446
------------------------------------------------------------------------------


PACCAR Financial Corp.
(Thousands of Dollars)


The change in the federal income tax rate from 34% to 35%, effective January 1, 1993, increased the 1993 provision for income tax by $2,302. An increase in the Company's effective state income tax rate raised the 1994 provision by $364.

Cash paid for income taxes was $18,032 in 1995, $26,583 in 1994 and $20,960 in 1993.

Deferred income tax assets and liabilities consisted of the following:

                                                      As of December 31
                                                     1995           1994
--------------------------------------------------------------------------
Deferred tax liabilities
  Depreciation                                     $72,457        $74,599
  State income tax                                   8,851          9,098
--------------------------------------------------------------------------
                                                    81,308         83,697

Deferred tax (assets)
  Allowance for doubtful accounts                  (12,527)       (10,465)
  Other                                             (4,200)        (3,325)
--------------------------------------------------------------------------
                                                   (16,727)       (13,790)
--------------------------------------------------------------------------

Net deferred tax liability                         $64,581        $69,907
--------------------------------------------------------------------------





NOTE H--FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH: The carrying amount reported in the balance sheets approximates fair value.

NET RECEIVABLES: For floating rate loans including wholesale financings that reprice frequently with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, fair values are estimated using discounted cash flow analyses applying interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest and other receivables approximates their fair value. Direct financing leases and the related loss provision are not included in net receivables.

OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's interest rate contracts are based on costs which would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties' credit standing at current market interest rates.

COMMERCIAL PAPER, BANK LOANS AND MEDIUM-TERM NOTES: The carrying amount of the Company's commercial paper, bank loans and floating rate medium-term notes approximates their fair value. The fair value of the Company's fixed rate medium-term notes is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

PACCAR Financial Corp.
(Thousands of Dollars)


The carrying amount of trade payables and receivables approximate their fair value and have been excluded from the accompanying table.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 are as follows:


                                                     As of December 31
                                              1995                     1994
                                   -----------------------   -----------------------
                                     Carrying      Fair       Carrying        Fair
                                      Amount       Value       Amount        Value
                                   ----------   ----------   ----------   ----------
Cash                               $    5,967   $    5,967   $    8,956   $    8,956
Net receivables                     1,742,419    1,755,196    1,407,670    1,383,881
Commercial paper, bank loans and
 advance to PACCAR                    657,857      657,857      507,175      507,175
Medium-term notes                     999,500    1,009,343      870,300      845,784


The Company's intent is to hold interest rate contracts until maturity. If recorded at fair value at December 31, 1995, the Company's off-balance-sheet financial instruments (interest rate contracts) would represent gross assets of $445 and offsetting gross liabilities of $2,013, resulting in a net liability of $1,568. If recorded at fair value at December 31, 1994, the Company's off-balance-sheet financial instruments would have reflected a net asset balance of $3,044.

NOTE I--QUARTERLY RESULTS  (Unaudited)


                                                   QUARTER
                                 -------------------------------------------
                                  First       Second      Third      Fourth
                                 -------     --------    --------   --------
1995
----

Gross income                     $41,565      $43,976     $45,781    $48,991
Income before income taxes        10,319       11,456      12,080     12,875
Net income                         6,168        6,839       7,221      7,693

1994
----

Gross income                     $32,279      $34,843     $37,145    $39,766
Income before income taxes         9,294       10,696      11,588     10,569
Net income                         5,673        6,451       6,867      6,188


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

PACCAR Financial Corp.
(Thousands of Dollars)


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company at February 1, 1996, their ages, current positions with the Company and principal occupations during the past five years are set forth in the following table. The table also shows directorships held by a director in public corporations.

                        DIRECTORS AND EXECUTIVE OFFICERS


                                  Present Position and Other Position(s)
   Name and Age                         Held During Last Five Years
----------------------         -----------------------------------------------

Charles M. Pigott (66)         Chairman and Director.  Chairman, Chief
                               Executive Officer and Director of PACCAR. Also a
                               director of The Boeing Company, Chevron
                               Corporation and Seattle Times Company.  Charles
                               M. Pigott is the father of Mark C. Pigott, a
                               director of the Company.

T. Ronald Morton (49)          President and Director.  President of the
                               Company since August 1988.  Senior Vice
                               President of PACCAR since June 1995.

G. Don Hatchel (51)            Vice President and Director.  Vice President-
                               Controller of PACCAR since January 1991.

David J. Hovind (55)           Director.  President and Director of PACCAR
                               since January 1992. Executive Vice President of
                               PACCAR from July 1987 to January 1992.

Mark C. Pigott (41)            Director.  Vice Chairman of PACCAR since January
                               1995.  Executive Vice President of PACCAR from
                               December 1993 to January 1995. Senior Vice
                               President of PACCAR from December 1990 to
                               December 1993.  Mark C. Pigott is the son of
                               Charles M. Pigott, a director of the Company.

James L. Shiplet (57)          Director.  President of PACCAR Leasing
                               Corporation since September 1987.

Michael A. Tembreull (49)      Director.  Vice Chairman of PACCAR since January
                               1995.  Executive Vice President of PACCAR from
                               January 1992 to January 1995.  Senior Vice
                               President of PACCAR from September 1990 to
                               January 1992.

John J. Waggoner (47)          Director.  Treasurer of PACCAR since May 1991.
                               Director of Strategic Analysis of PACCAR from
                               July 1989 to May 1991.


     The directors of the Company are elected annually by PACCAR. All officers are elected annually by the Board of Directors or appointed by the Board of Directors or the Chairman to serve at the pleasure of the Board or until their successors are elected or appointed.

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

(a) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following financial statements of the Company are included in Item
8:

         AT DECEMBER 31, 1995 AND 1994 AND FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

           Balance Sheets -- December 31, 1995 and 1994

           Statements of Income and Retained Earnings -- Years Ended December 31, 1995, 1994 and 1993

           Statements of Cash Flows -- Years Ended December 31, 1995, 1994 and 1993

           Notes to Financial Statements -- December 31, 1995

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

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1995

There were no reports on Form 8-K for the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACCAR Financial Corp.


                                        By      /S/ T. Ronald Morton
                                                --------------------
                                                  T. Ronald Morton
                                                  President
Date:  March 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)  Principal Executive Officer


          /S/ T. Ronald Morton                    President
          ---------------------------
          T. Ronald Morton

(2)  Principal Financial Officer


          /S/ Ron E. Ranheim                      Treasurer
          ---------------------------
          Ron E. Ranheim

(3)  Principal Accounting Officer


          /S/ Michael T. Barkley                  Controller
          ---------------------------
          Michael T. Barkley

(4)  A Majority of the Board of Directors:


          /S/ T. Ronald Morton
          ---------------------------
          T. Ronald Morton

            G. Don Hatchel*
            David J. Hovind*
            Charles M. Pigott*
            Mark C. Pigott*
            James L. Shiplet*
            Michael A. Tembreull*
            John J. Waggoner*

*By       /S/ T. Ronald Morton
          ---------------------------
          T. Ronald Morton
          Attorney-in-Fact

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

 4.5 Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to the Company's Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

         Form of Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series H (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

 10.1 Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

 12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the years ended December 31, 1995 and 1994.

 12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for the years ended December 31, 1995 and 1994.

 12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the years ended December 31, 1995 and 1994.

 24.1    Consent of Independent Auditors.

 25.1    Power of attorney of certain officers and directors.

 27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the year ended December 31, 1995.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.