Form 10-Q
period 1996-03-31
PACCAR FINANCIAL CORP
filed 1996-05-08
CIK 731288

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q
(Mark one)    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1996

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

                           Commission File No. 0-12553

                             PACCAR FINANCIAL CORP.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Washington                                    91-6029712
- - --------------------------------------------------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

     777 - 106th Avenue N.E., Bellevue, WA                        98004
- - --------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:            (206) 462-4100
- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at April 30, 1996.

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)


                                                           Three Months Ended
                                                                March 31
                                                          1996          1995
- - -------------------------------------------------------------------------------
                                                               (Unaudited)
Interest and other income                               $  43,783     $  37,281
Rentals on operating leases                                 3,080         3,350
- - -------------------------------------------------------------------------------

TOTAL FINANCE INCOME                                       46,863        40,631

Interest expense                                           24,675        20,299
Other borrowing expense                                       475           401
Depreciation expense related to operating leases            2,474         2,626
- - -------------------------------------------------------------------------------

TOTAL FINANCE EXPENSES                                     27,624        23,326

FINANCE MARGIN                                             19,239        17,305

Insurance premiums earned                                   1,332           934
Insurance claims and underwriting expenses                    950           785
- - -------------------------------------------------------------------------------

INSURANCE MARGIN                                              382           149

Selling, general and administrative expenses                6,094         6,047
Provision for losses on receivables                           375         1,088
- - -------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                 13,152        10,319
- - -------------------------------------------------------------------------------

Federal and state income taxes                              5,117         4,151
- - -------------------------------------------------------------------------------


NET INCOME                                                  8,035         6,168
- - -------------------------------------------------------------------------------

Retained earnings at beginning of period                  229,015       203,809
Cash dividends paid                                        (2,933)       (2,715)
- - -------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF PERIOD                      $ 234,117     $ 207,262
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------




Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See notes to financial statements.

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                        March 31     December 31
                                                          1996          1995*
- - -------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
Cash                                                   $    5,954    $    5,967

Net finance and other receivables                       2,055,983     2,051,135
Allowance for losses                                      (35,750)      (35,790)
- - -------------------------------------------------------------------------------
                                                        2,020,233     2,015,345
- - -------------------------------------------------------------------------------

Equipment on operating leases, net of allowance
  for depreciation of $20,741 (1995--$20,889)              36,852        40,905
Other assets                                               13,468        12,188
- - -------------------------------------------------------------------------------

TOTAL ASSETS                                           $2,076,507    $2,074,405
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------


LIABILITIES
Accounts payable and accrued expenses                  $   25,624    $   36,461
Payable for finance receivables acquired                    9,674        34,504
Commercial paper and other short term borrowings          670,696       657,856
Medium-term notes                                       1,014,000       999,500
Income taxes-current & deferred                            68,699        64,613
- - -------------------------------------------------------------------------------

TOTAL LIABILITIES                                       1,788,693     1,792,934
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share
  6% noncumulative and nonvoting
  450,000 shares authorized,
  310,000 shares issued and outstanding                    31,000        31,000
Common stock, par value $100 per share
  200,000 shares authorized,
  145,000 shares issued and outstanding                    14,500        14,500
Paid in capital                                             8,197         6,956
Retained earnings                                         234,117       229,015
- - -------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                287,814       281,471
- - -------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $  2,076,507  $  2,074,405
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------


*The December 31, 1995 Balance Sheet has been derived from audited financial statements.

See notes to financial statements.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                           Three Months Ended
                                                                March 31
                                                           1996          1995
- - -------------------------------------------------------------------------------
                                                               (Unaudited)
OPERATING ACTIVITIES:

Net income                                               $  8,035      $  6,168
Items included in net income not affecting cash:
  Provision for losses on receivables                         375         1,088
  Decrease in deferred taxes payable                       (3,653)       (2,649)
  Depreciation and amortization                             3,531         3,462
Increase (decrease) in payables, income taxes and other    (6,164)        4,891
- - -------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,124        12,960

INVESTING ACTIVITIES:

Finance and other receivables acquired                   (281,918)     (211,877)
Collections on finance and other receivables              227,488       190,651
Net decrease (increase) in wholesale receivables           22,259       (32,626)
Acquisition of equipment for operating leases                   -        (3,411)
Disposal of equipment                                       4,388         3,354
- - -------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                     (27,783)      (53,909)

FINANCING ACTIVITIES:

Net increase in commercial paper and
  other short term borrowings                              12,839        86,854
Decrease in advances payable to PACCAR Inc                      -       (46,000)
Proceeds from medium-term notes                           125,000       105,000
Payments of medium-term notes                            (110,500)     (106,950)
Additions to paid in capital                                1,240         1,543
Payment of cash dividend                                   (2,933)       (2,715)
- - -------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  25,646        37,732
- - -------------------------------------------------------------------------------

NET DECREASE IN CASH                                          (13)       (3,217)

CASH AT BEGINNING OF PERIOD                                 5,967         8,956
- - -------------------------------------------------------------------------------

CASH AT END OF PERIOD                                   $   5,954     $   5,739
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------


See notes to financial statements.

                             PACCAR Financial Corp.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1996 presentation.

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges (as defined) of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio for the three-month period ended March 31, 1996 was 1.63 to 1 (see Exhibit 12.2).

PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Beginning July 1993, in lieu of payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. Annually, the Company intends to pay a dividend to PACCAR Inc for the amount invested in the prior year. Cash dividends of $2.9 million and $2.7 million were paid in the quarters ended March 31, 1996 and 1995, respectively.

Occasionally, the Company borrows funds from PACCAR Inc and makes market-rate, short term loans to PACCAR Inc. At March 31, 1996 and 1995, there were no outstanding loans for the Company from or to PACCAR Inc.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pre-tax income for the first quarter of 1996 increased to $13.2 million from $10.3 million for the first quarter of 1995. This growth resulted primarily from a $1.9 million increase in the finance margin attributable to the growth in receivables, partially offset by a decrease in the average margin rate earned on those receivables. Average receivables in the first quarter of 1996 increased 17% to $2.1 billion compared to $1.8 billion for the same period a year ago.
The growth resulted from new business volume related to strong domestic heavy-duty truck sales by PACCAR Inc during 1995. The average margin rate on those receivables decreased due to rate competition in the truck lending market.

Ongoing expense controls helped keep the increase in selling, general and administrative expenses under 1%. The provision for losses decreased $0.7 million to $0.4 million for the first quarter of 1996 compared to $1.1 million for the first quarter of 1995. The lower 1996 provision resulted from continued low loan losses. At March 31, 1996 the allowance for losses was 1.72% of earning assets compared to 1.74% at March 31, 1995.

As a result of the foregoing factors, net income for the first quarter of 1996 improved to $8.0 million from $6.2 million for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $2.1 million, cash reserves of $0.1 million and net financing activities of $25.6 million to fund portfolio growth of $27.8 million during the three months ended March 31, 1996. The funds from financing activities continued to be provided primarily by the issuance of commercial paper and medium-term notes.

To minimize exposure to fluctuations in interest rates, the Company seeks to borrow funds or enter into interest rate contracts with interest rate characteristics similar to the characteristics of its receivables and leases. Other considerations which affect the Company's funding operations include the amount of fixed and variable rate receivables, the maturity schedule of existing debt, the availability of desired debt maturities and the level of interest rates.

As of March 31, 1996, the Company and PACCAR Inc together maintained unused bank lines of credit of $375 million which are largely used to support the Company's commercial paper borrowings.

Other information on liquidity and sources of capital as presented in the Company's 1995 Annual Report on Form 10-K continues to be relevant.



                           PART II--OTHER INFORMATION


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed as part of this report are listed in the accompanying
Exhibit Index.

(b)  There were no reports on Form 8-K for the quarter ended March 31, 1996.

                             PACCAR Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             PACCAR Financial Corp.
                                                  (Registrant)





Date:  May 3, 1996                      BY:  /S/ T. R. Morton
                                             -----------------------------------
                                             T. R. Morton
                                             President
                                             (Authorized Officer)



                                        BY:  /S/ M. T. Barkley
                                             -----------------------------------
                                             M. T. Barkley
                                             Controller
                                             (Chief Accounting Officer)

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 1996 and 1995.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the three-month periods ended March 31, 1996 and 1995.

12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 1996 and 1995.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the three-month period ended March 31, 1996.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.

                                                                    EXHIBIT 12.1


                             PACCAR Financial Corp.

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     PURSUANT TO SEC REPORTING REQUIREMENTS
                             (Thousands of Dollars)

                                                      Three Months Ended
                                                           March 31
                                                     1996              1995
- - ------------------------------------------------------------------------------
FIXED CHARGES
  Interest expense                                 $  24,675         $  20,299
  Portion of rentals deemed interest                      59                63
- - ------------------------------------------------------------------------------

TOTAL FIXED CHARGES                                $  24,734         $  20,362
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------


EARNINGS
  Income before taxes                              $  13,152         $  10,319
  Fixed charges                                       24,734            20,362
- - ------------------------------------------------------------------------------

EARNINGS AS DEFINED                                $  37,886         $  30,681
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------


RATIO OF EARNINGS TO FIXED CHARGES                     1.53X             1.51X
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------



The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements but differs from the method called for in the Support Agreement between the Company and PACCAR Inc. See Exhibit 12.2.

                                                                    EXHIBIT 12.2


                             PACCAR Financial Corp.

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        PURSUANT TO THE SUPPORT AGREEMENT
                       BETWEEN THE COMPANY AND PACCAR INC
                             (Thousands of Dollars)

                                                      Three Months Ended
                                                            March 31
                                                      1996              1995
- - ------------------------------------------------------------------------------
FIXED CHARGES
  Interest expense                                 $  24,675         $  20,299
  Facility and equipment rental                          177               188
- - ------------------------------------------------------------------------------

TOTAL FIXED CHARGES                                $  24,852         $  20,487
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------


EARNINGS
  Income before income taxes                       $  13,152         $  10,319
  Depreciation                                         2,522             2,692
- - ------------------------------------------------------------------------------
                                                      15,674            13,011

  Fixed charges                                       24,852            20,487
- - ------------------------------------------------------------------------------

EARNINGS AS DEFINED                                $  40,526         $  33,498
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------



RATIO OF EARNINGS TO FIXED CHARGES                     1.63X             1.64X
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                                                                    EXHIBIT 12.3

                                   PACCAR Inc

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     PURSUANT TO SEC REPORTING REQUIREMENTS
                             (Thousands of Dollars)


                                                      Three Months Ended
                                                            March 31
                                                      1996             1995
- - ------------------------------------------------------------------------------
FIXED CHARGES
  Interest expense
    PACCAR Inc and subsidiaries (1)                $  32,809         $  28,636
  Portion of rentals deemed interest                   1,471             1,432
- - ------------------------------------------------------------------------------

TOTAL FIXED CHARGES                                $  34,280         $  30,068
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------


EARNINGS
  Income before taxes -
    PACCAR Inc and subsidiaries                    $  55,891         $  83,198
  Fixed charges                                       34,280            30,068
- - ------------------------------------------------------------------------------

EARNINGS AS DEFINED                                $  90,171         $ 113,266
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------


RATIO OF EARNINGS TO FIXED CHARGES                     2.63X             3.77X
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------


(1) Exclusive of interest, if any, paid to PACCAR Inc.