Form 10-Q
period 1996-06-30
PACCAR FINANCIAL CORP
filed 1996-08-07
CIK 731288

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q
            (Mark one)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       For quarterly period ended June 30, 1996

                                          OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _______________

                             Commission File No. 0-12553

                                PACCAR Financial Corp.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



         Washington                                  91-6029712
- --------------------------------------------------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    777 - 106th Avenue N.E., Bellevue, WA                        98004
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:            (206) 462-4100
- --------------------------------------------------------------------------------


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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at July 31, 1996.

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                PACCAR Financial Corp.

                      STATEMENTS OF INCOME AND RETAINED EARNINGS
                                (Thousands of Dollars)



                                  Three Months Ended         Six Months Ended
                                        June 30                  June 30
                                   1996        1995         1996         1995
- --------------------------------------------------------------------------------
                                      (Unaudited)              (Unaudited)


Interest and other income       $43,856      $39,663     $87,639      $76,944
Rentals on operating leases       2,927        3,281       6,007        6,631
- --------------------------------------------------------------------------------

TOTAL FINANCE INCOME             46,783       42,944      93,646       83,575


Interest expense                 24,559       21,765      49,234       42,064
Other borrowing expense             431          358         906          759
Depreciation expense related
 To operating leases              2,374        2,640       4,848        5,266
- --------------------------------------------------------------------------------

TOTAL FINANCE EXPENSES           27,364       24,763      54,988       48,089

FINANCE MARGIN                   19,419       18,181      38,658       35,486

Insurance premiums earned         1,373        1,032       2,705        1,966
Insurance claims and
 underwriting expenses              980        1,033       1,930        1,818
- --------------------------------------------------------------------------------

INSURANCE MARGIN                    393           (1)        775          148

Selling, general and
  administrative expenses         5,936        5,850      12,030       11,897
Provision for losses on
 receivables                        905          874       1,280        1,962
- --------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES       12,971       11,456      26,123       21,775

Federal and state income taxes    5,052        4,617      10,169        8,768
- --------------------------------------------------------------------------------

NET INCOME                        7,919        6,839      15,954       13,007

Retained earnings at beginning
 of period                      234,117      207,262     229,015      203,809
Cash dividends paid                   -            -      (2,933)      (2,715)
- --------------------------------------------------------------------------------

RETAINED EARNINGS AT END
 OF PERIOD                     $242,036     $214,101    $242,036     $214,101
- --------------------------------------------------------------------------------


Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See notes to financial statements.

                                PACCAR Financial Corp.

                                    BALANCE SHEETS
                                (Thousands of Dollars)


                                                     June 30         December 31
                                                       1996             1995*
- --------------------------------------------------------------------------------
                                                    (Unaudited)

ASSETS
Cash                                             $    6,156        $    5,967

Net finance and other receivables                 2,058,104         2,051,135
Allowance for losses                                (35,950)          (35,790)
- --------------------------------------------------------------------------------
                                                  2,022,154         2,015,345

Equipment on operating leases, net of allowance
  for depreciation of $21,421 (1995--$20,889)        35,839            40,905
Other assets                                         12,325            12,188
- --------------------------------------------------------------------------------

TOTAL ASSETS                                     $2,076,474        $2,074,405
- --------------------------------------------------------------------------------


LIABILITIES
Accounts payable and accrued expenses            $   41,817        $   36,461
Payable for finance receivables acquired             13,108            34,504
Commercial paper and other short-term borrowings    692,159           657,856
Medium-term notes                                   973,500           999,500
Income taxes-current & deferred                      59,679            64,613
- --------------------------------------------------------------------------------

TOTAL LIABILITIES                                 1,780,263         1,792,934
- --------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share
  6% noncumulative and nonvoting
  450,000 shares authorized,
  310,000 shares issued and outstanding              31,000            31,000
Common stock, par value $100 per share
  200,000 shares authorized,
  145,000 shares issued and outstanding              14,500            14,500
Paid in capital                                       8,675             6,956
Retained earnings                                   242,036           229,015
- --------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                          296,211           281,471
- --------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $2,076,474        $2,074,405
- --------------------------------------------------------------------------------

*The December 31, 1995 Balance Sheet has been derived from audited financial statements.

See notes to financial statements.

                                PACCAR Financial Corp.

                               STATEMENTS OF CASH FLOWS
                                (Thousands of Dollars)

                                                         Six Months Ended
                                                              June 30
- --------------------------------------------------------------------------------
                                                         1996           1995
                                                             (Unaudited)
OPERATING ACTIVITIES:

Net income                                         $ 15,954           $13,007
Items included in net income not affecting cash:
  Provision for losses on receivables                 1,280             1,962
  Decrease in deferred taxes payable                 (6,624)           (6,916)
  Depreciation and amortization                       7,031             7,078
Increase in payables, income taxes and other
 liabilities                                          3,067            10,101
- --------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            20,708            25,232

INVESTING ACTIVITIES:

Finance and other receivables acquired             (531,289)         (472,582)
Collections on finance and other receivables        440,186           376,762
Net decrease (increase) in wholesale receivables     58,035           (26,724)
Acquisition of equipment for operating leases        (2,322)           (4,795)
Proceeds from disposal of equipment                   7,782             6,105
- --------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES               (27,608)         (121,234)

FINANCING ACTIVITIES:

Net increase in commercial paper and
  other short-term borrowings                        34,303           100,194
Decrease in advances payable to PACCAR Inc                -           (46,000)
Proceeds from medium-term notes                     217,000           220,000
Payments of medium-term notes                     (243,000)          (180,950)
Additions to paid in capital                          1,719             2,059
Payment of cash dividend                             (2,933)           (2,715)
- --------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             7,089            92,588

NET INCREASE (DECREASE) IN CASH                         189            (3,414)

CASH AT BEGINNING OF PERIOD                           5,967             8,956
- --------------------------------------------------------------------------------

CASH AT END OF PERIOD                           $     6,156       $     5,542
- --------------------------------------------------------------------------------



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

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges (as defined) of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio for the six-month period ended June 30, 1996 was 1.63 to 1 (see Exhibit 12.2).

PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. Annually, the Company intends to pay a dividend to PACCAR Inc for the amount invested in the prior year. Cash dividends of $2.9 million and $2.7 million were paid to PACCAR Inc in 1996 and 1995, respectively.

Occasionally, the Company borrows funds from PACCAR Inc and makes market-rate, short-term loans to PACCAR Inc. At June 30, 1996 and 1995, there were no outstanding loans for the Company from or to PACCAR Inc.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pre-tax income for the second quarter and six months ended June 30, 1996 increased to $13.0 million and $26.1 million, respectively, compared to pre-tax income of $11.5 million and $21.8 million for the second quarter and first half of 1995. The earnings growth for both the quarter and first six months of 1996 resulted from an increase in finance income attributed primarily to a 15% growth in average net receivables from June 1995 to June 1996. The income resulting from the growth in receivables was partially offset by a lower average margin rate earned on the receivables. The insurance margin in 1996 improved $.4 million and $.6 million, respectively, over the second quarter and first half of 1995, reflecting the continued growth of the physical damage insurance program and a more favorable loss experience.

Second quarter and year-to-date 1996 selling, general and administrative expenses increased only 1% from comparable 1995 periods due to ongoing expense controls. A decline in the receivables growth rate as well as continued emphasis on credit quality resulted in a decrease in the provision for losses of 35% in the first half of 1996 as compared to the first half of 1995. At June 30, 1996, the allowance for losses was 1.73% of earning assets compared to 1.74% at June 30, 1995.

As a result of the foregoing factors, net income increased 16% to $7.9 million in the second quarter of 1996 compared to $6.8 million in the second quarter of 1995. For the six months ended June 30, 1996, net income increased 23% to $16.0 million from $13.0 million for the comparable 1995 period.


LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $20.7 million and net financing activities of $7.1 million to fund portfolio growth of $27.6 million and increase cash reserves by $.2 million during the six months ended June 30, 1996. The funds from financing activities continued to be provided primarily by the issuance of commercial paper and medium-term notes.

In order to minimize exposure to fluctuations in interest rates, the Company seeks to borrow funds or enter into interest rate contracts with interest rate characteristics similar to the characteristics of its receivables and leases. Other considerations which affect the Company's funding operations include the amount of fixed and variable rate receivables, the maturity schedule of existing debt, the availability of desired debt maturities and the level of interest rates.

As of June 30, 1996, the Company and PACCAR Inc together maintained unused bank lines of credit of $355 million which are largely used to support the Company's commercial paper borrowings.

Other information on liquidity and sources of capital as presented in the Company's 1995 Annual Report on Form 10-K continues to be relevant.

                              PART II--OTHER INFORMATION


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed as part of this report are listed in the accompanying
Exhibit Index.

(b)  There were no reports on Form 8-K for the quarter ended June 30, 1996.

                                PACCAR Financial Corp.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     PACCAR Financial Corp.
                                            (Registrant)





Date:  August 5, 1996                 BY: /s/ T. R. Morton
                                          -------------------------------
                                          T. R. Morton
                                          President
                                          (Authorized Officer)



                                      BY: /S/ M. T. Barkley
                                          -------------------------------
                                          M. T. Barkley
                                          Controller
                                          (Chief Accounting Officer)

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

    12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six-month periods ended June 30, 1996 and 1995.

    12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the six-month periods ended June 30, 1996 and 1995.

    12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the six-month periods ended June 30, 1996 and 1995.

    27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the six-month period ended June 30, 1996.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.