Form 10-Q
period 1996-09-30
PACCAR FINANCIAL CORP
filed 1996-11-06
CIK 731288

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q
(Mark one)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at October 31, 1996.

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1 FINANCIAL STATEMENTS

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)

                                                                           Three Months Ended            Nine Months Ended
                                                                              September 30                 September 30
                                                                          1996           1995           1996           1995
-----------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)                  (Unaudited)

Interest and other income                                               $ 44,025       $ 41,470       $131,664       $118,414
Rentals on operating leases                                                2,939          3,188          8,946          9,819
-----------------------------------------------------------------------------------------------------------------------------
TOTAL FINANCE INCOME                                                      46,964         44,658        140,610        128,233

Interest expense                                                          24,552         23,055         73,786         65,119
Other borrowing expense                                                      419            378          1,325          1,137
Depreciation expense related to operating leases                           2,333          2,562          7,181          7,828
-----------------------------------------------------------------------------------------------------------------------------
TOTAL FINANCE EXPENSES                                                    27,304         25,995         82,292         74,084

FINANCE MARGIN                                                            19,660         18,663         58,318         54,149

Insurance premiums earned                                                  1,405          1,123          4,110          3,089
Insurance claims and underwriting expenses                                   976            969          2,906          2,787
-----------------------------------------------------------------------------------------------------------------------------

INSURANCE MARGIN                                                             429            154          1,204            302

Selling, general and administrative expenses                               6,025          5,559         18,055         17,456
Provision for losses on receivables                                          931          1,178          2,211          3,140
-----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                13,133         12,080         39,256         33,855

Federal and state income taxes                                             5,115          4,859         15,284         13,627
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                 8,018          7,221         23,972         20,228

Retained earnings at beginning of period                                 242,036        214,101        229,015        203,809
Cash dividends paid                                                            -              -         (2,933)        (2,715)
-----------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF PERIOD                                      $250,054       $221,322       $250,054       $221,322
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------



Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See notes to financial statements.

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)

                                                   September 30     December 31
                                                       1996            1995*
-------------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS
Cash                                               $    11,006     $     5,967

Net finance and other receivables                    2,034,569       2,051,135
Allowance for losses                                   (35,875)        (35,790)
------------------------------------------------------------------------------
                                                     1,998,694       2,015,345

Equipment on operating leases, net of allowance
  for depreciation of $20,688 (1995--$20,889)           33,702          40,905
Other assets                                            12,009          12,188
------------------------------------------------------------------------------

TOTAL ASSETS                                        $2,055,411      $2,074,405
------------------------------------------------------------------------------

LIABILITIES
Accounts payable and accrued expenses                  $30,474         $36,461
Payable for finance receivables acquired                 9,160          34,504
Commercial paper and other short-term borrowings       688,629         657,856
Medium-term notes                                      962,400         999,500
Income taxes-current & deferred                         60,099          64,613
------------------------------------------------------------------------------

TOTAL LIABILITIES                                    1,750,762       1,792,934
------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share
  6% noncumulative and nonvoting
  450,000 shares authorized,
  310,000 shares issued and outstanding                 31,000          31,000
Common stock, par value $100 per share
  200,000 shares authorized,
  145,000 shares issued and outstanding                 14,500          14,500
Paid in capital                                          9,095           6,956
Retained earnings                                      250,054         229,015
------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                             304,649         281,471
------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $2,055,411      $2,074,405
------------------------------------------------------------------------------
------------------------------------------------------------------------------

*The December 31, 1995 Balance Sheet has been derived from audited financial statements.

See notes to financial statements.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                         Nine Months Ended
                                                           September 30
                                                       1996            1995
------------------------------------------------------------------------------
                                                            (Unaudited)

OPERATING ACTIVITIES:

Net income                                           $  23,972      $   20,228
Items included in net income not affecting cash:
  Provision for losses on receivables                    2,211           3,140
  Decrease in deferred taxes payable                    (7,373)         (7,818)
  Depreciation and amortization                         10,528          10,616
Increase in payables, income taxes and other            (8,067)           (910)
------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES               21,271          25,256

INVESTING ACTIVITIES:

Finance and other receivables acquired                (774,412)       (757,923)
Collections on finance and other receivables           684,458         579,138
Net decrease (increase) in wholesale receivables        77,135         (76,629)
Acquisition of equipment for operating leases           (4,654)         (5,600)
Proceeds from disposal of equipment                      8,364           6,443
------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                   (9,109)       (254,571)

FINANCING ACTIVITIES:

Net increase in commercial paper and
  other short-term borrowings                           30,772         176,773
Decrease in advances payable to PACCAR Inc                   -         (46,000)
Proceeds from medium-term notes                        312,000         373,000
Payments of medium-term notes                         (349,100)       (276,450)
Additions to paid in capital                             2,138           2,490
Payment of cash dividend                                (2,933)         (2,715)
------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                  (7,123)        227,098

NET INCREASE (DECREASE) IN CASH                          5,039          (2,217)

CASH AT BEGINNING OF PERIOD                              5,967           8,956
------------------------------------------------------------------------------

CASH AT END OF PERIOD                                $  11,006      $    6,739
------------------------------------------------------------------------------
------------------------------------------------------------------------------


See notes to financial statements.

                             PACCAR Financial Corp.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 1995.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1996 presentation.

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges (as defined) of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio for the nine-month period ended September 30, 1996 was 1.63 to 1 (see Exhibit 12.2).

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

Occasionally, the Company borrows funds from PACCAR Inc and makes market-rate, short-term loans to PACCAR Inc. At September 30, 1996 and 1995, there were no outstanding loans for the Company from or to PACCAR Inc.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pre-tax income for the third quarter and nine months ended September 30, 1996 increased to $13.1 million and $39.3 million, respectively, compared to pre-tax income of $12.1 million and $33.9 million for the third quarter and year-to-date periods in 1995. The earnings improvement for both periods resulted primarily from a higher finance margin. The finance margin benefited from a 12% increase in year-to-date average net receivables at September 30, 1996 compared to year-to-date average net receivables at September 30, 1995, which was partially offset by a lower average margin rate earned on the receivables. Growth in the physical damage insurance program, as well as a more favorable loss experience, contributed to higher insurance margins for both the quarter and nine months ended September 30, 1996, compared to the corresponding periods in 1995.

Selling, general and administrative expenses increased 8% for the third quarter and 3% year-to-date 1996 compared to the same periods in 1995 to support the higher level of business activities. Slower growth in net receivables resulted in a decrease in the provision for losses of 21% for the third quarter and 30% year-to-date 1996 compared to the corresponding periods in 1995. At September 30, 1996, the allowance for losses was 1.74% of earning assets. The comparable percentages at September 30, 1995 and December 31, 1995 were 1.71% and 1.72%, respectively.

As a result of the foregoing factors, net income for the third quarter increased 11% to $8.0 million in 1996 versus $7.2 million in 1995. Net income for the nine months ended September 30, 1996 increased 19% to $24.0 million from $20.2 million a year earlier.


LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $21.2 million to fund portfolio growth of $9.1 million, reduce net financing by $7.1 million and increase cash reserves by $5.0 million during the nine months ended September 30, 1996. The funds from financing activities continued to be provided primarily by the issuance of commercial paper and medium-term notes.

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

As of September 30, 1996, the Company and PACCAR Inc together maintained unused bank lines of credit of $355 million which are largely used to support the Company's commercial paper borrowings.

Other information on liquidity and sources of capital as presented in the Company's 1995 Annual Report on Form 10-K continues to be relevant.

                           PART II--OTHER INFORMATION


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed as part of this report are listed in the accompanying
     Exhibit Index.

(b)  There were no reports on Form 8-K for the quarter ended September 30, 1996.

                             PACCAR Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PACCAR Financial Corp.
                                            (Registrant)







Date:  November 5, 1996                 BY: /S/ T. R. Morton
                                            -----------------------------
                                            T. R. Morton
                                            President
                                           (Authorized Officer)



                                        BY: /S/ M. T. Barkley
                                            -----------------------------
                                            M. T. Barkley
                                            Controller
                                            (Chief Accounting Officer)

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine-month periods ended September 30, 1996 and 1995.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the nine-month periods ended September 30, 1996 and 1995.

12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended September 30, 1996 and 1995.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the nine-month period ended September 30, 1996.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.