Form 10-K405
period 1996-12-31
PACCAR FINANCIAL CORP
filed 1997-03-25
CIK 731288

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For transition period from            to
                           ----------    ----------

Commission File No. 0-12553

                             PACCAR FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Washington                                   91-6029712
   ------------------------                ------------------------------------
   (State of Incorporation)                (I.R.S. Employer Identification No.)

       777 - 106th Avenue N.E., Bellevue, Washington               98004
       --------------------------------------------------------------------
       (Address of Principal Executive Offices)                  (Zip Code)

      Registrant's telephone number, including area code:   (206) 462-4100
                                                           ----------------

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class            Name of Each Exchange on Which Registered
     -------------------            -----------------------------------------

  Series H Medium-Term Notes
$5 Million Due February 15, 2000             New York Stock Exchange
----------------------------------  -------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
           -----------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes  X   No
                                                 ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997:
                                      None

The number of shares outstanding of the registrant's classes of common stock as of March 1, 1997:

                 Common Stock, $100 par value -- 145,000 shares
                 ----------------------------------------------

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

PACCAR

     PACCAR is a multi-national company which designs and manufactures various types of industrial equipment that are marketed primarily through its dealers. Heavy-duty diesel trucks (primarily Class 8 trucks with gross vehicle weight in excess of 33,000 pounds) and related service parts are the principal products of PACCAR and accounted for 87% of PACCAR's total revenues in 1996. PACCAR markets these trucks under the "Kenworth," "Peterbilt" and "Foden" nameplates. Domestic Kenworth and Peterbilt trucks are manufactured in four plants in the United States. Outside of the U.S., PACCAR manufactures and sells trucks through wholly owned subsidiary companies in Canada, Australia and Mexico. Foden trucks are manufactured and sold in the United Kingdom through a wholly owned U.S. subsidiary. PACCAR also competes in the North American Class 6/7 markets with cab-over-engine and conventional models. These medium-duty trucks are assembled at a PACCAR factory in Mexico. Effective November 1996, PACCAR purchased all outstanding shares of DAF Trucks N.V. (DAF), a Netherlands corporation. DAF designs and manufactures medium and heavy commercial vehicles under the DAF nameplate. In addition to its Netherlands plant and headquarters, DAF also manufactures cabs and axles at a plant located in Belgium. DAF is also the exclusive distributor in Europe for Class 4/5, cab-over engine trucks manufactured by Leyland Trucks Ltd. in the United Kingdom. Other PACCAR products include industrial winches and oilfield equipment. PACCAR competes in the truck parts aftermarket primarily through its dealer network and also sells general automotive parts and accessories through retail outlets.

     In the United States, Kenworth and Peterbilt trucks are sold to an independent dealer network, consisting of approximately 300 outlets, for resale to retail purchasers. Trucks manufactured in the United States for export are marketed by a division of PACCAR through an international dealer network.

     In addition to the Company, which provides financing and leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Canada, Australia, Mexico and the United Kingdom through four other wholly owned finance companies.

     As of December 31, 1996, PACCAR and its subsidiaries had total assets of $5.3 billion and stockholders' equity of $1.4 billion. For the year ended December 31, 1996, PACCAR's consolidated revenues and net income were $4.6 billion and $201 million, respectively.

     There were six principal competitors, including PACCAR, in the United States Class 8 truck market in 1996. Based on 1996 industry registration statistics, PACCAR's Kenworth and Peterbilt combined truck sales accounted for approximately 21% of domestic Class 8 new truck registrations. There were also six principal competitors in the European medium and heavy commercial vehicle market in 1996 including parent companies to three competitors of PACCAR in the United States. Both the domestic and European heavy-duty truck market is highly competitive in price, quality and service. PACCAR is not dependent on any single customer for a significant amount of its sales.

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

     As of December 31, 1996, the Company employed 258 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

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

INSURANCE

     The Company offers physical damage insurance through PACCAR dealers who are licensed insurance agents. The Company retains the premium revenues and loss exposure for the policies which are issued through an unrelated insurance carrier.

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



          CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

CUSTOMER CONCENTRATION

     At December 31, 1996, the largest single customer for Retail Contracts, Direct Loans or Leases represented 1.9% of the Company's net receivables, and the five largest such accounts amounted to 5.5% of net receivables.

     At December 31, 1996, the largest Master Note dealer borrowing amounted to 7.9% of the Company's net receivables and the four total Master Note receivables amounted to 11.5% of net receivables. Master Note receivables are secured by numerous retail installment contracts which offset the amount of dealer concentration.

     With respect to wholesale financing, at December 31, 1996, the customer concentration was not significant.

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

                              Allowance for Losses
                              --------------------
                             (Thousands of Dollars)


                                                       Year Ended December 31
                                              ---------------------------------
                                                 1996         1995        1994
                                             ---------    ---------   ---------
Balance at beginning of period               $  35,790    $  29,900   $  24,000
Provision for losses                             3,279        4,816       2,473
Net (losses) recoveries                         (3,069)       1,074       3,427
                                             ---------    ---------   ---------
Balance at end of period                     $  36,000    $  35,790   $  29,900
                                             ---------    ---------   ---------
                                             ---------    ---------   ---------

Ratios:
  Net (losses) recoveries to average net
     receivables and equipment on
     operating leases                           (.15)%         .06%        .21%

  Allowance for losses to period end net
     receivables and equipment on operating
     leases                                      1.70%        1.72%       1.69%

  Period end gross contracts and leases past
     due (over 60 days) to period end gross
     contracts and lease receivables              .93%         .56%        .23%

     For discussion of the allowance for losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1994 - 1996."

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

     To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are funded primarily with publicly offered fixed rate medium-term notes and commercial paper. Floating rate assets are funded primarily with commercial paper with maturities of three months or less. As a result, the Company's interest margin does not change significantly as interest rates change.

     The Company enters into over-the-counter interest rate contracts as a tool to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources--commercial paper and fixed rate medium-term notes. Fixed interest rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. Floating interest rate swaps, matched to either fixed or floating rate debt, are used to convert to a floating rate index more appropriate to the Company's floating rate assets, often at a funding cost lower than the cost of commercial paper. Interest rate caps are occasionally purchased to hedge the floating rate funding cost of floating rate assets that have a maximum yield. As of December 31, 1996, the total notional principal amount of interest rate contracts outstanding were as follows: $406.1 million of interest rate swaps resulting in a fixed rate payment obligation; and $37.3 million of interest rate caps. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial. The permitted types of interest rate contracts, their transaction limits and related approval authorizations have been established by the Company's senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to and reviewed by the Company's senior management.

     As of December 31, 1996, PACCAR and the Company together had $375 million of unused, confirmed bank lines of credit that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. Neither PACCAR nor the Company is liable for any borrowings of the other under these lines of credit.

     As of December 31, 1996, the Company had $964.0 million of medium-term notes outstanding, $415.0 million of which was due within 12 months. See "Note E--Borrowings" in the Notes to Financial Statements for medium-term note maturities.

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

SUPPORT AGREEMENT

     The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for each of the years ended December 31, 1992 - 1996 was met without assistance.

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

     The Company began in 1994 to pay a dividend to PACCAR for the paid-in capital invested in the prior year. Cash dividends of $2.9 million, $2.7 million and $1.3 million were paid in 1996, 1995 and 1994, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for the Company and should be read in conjunction with the more detailed financial statements included under "Financial Statements and Supplementary Data." The information with respect to each of the five years in the period ended December 31, 1996 has been derived from the Company's audited financial statements.


                                            Balance Sheet Data and Income Statement Data
                                            --------------------------------------------
                                                       (Thousands of Dollars)

                                                            As of December 31
                               ----------------------------------------------------------------------------
Balance Sheet Data                   1996            1995            1994            1993             1992
------------------             ------------    ------------    ------------    ------------    ------------
Total Assets                   $  2,120,612    $  2,074,405    $  1,770,769    $  1,493,880    $  1,169,139
Total Liabilities                 1,807,559       1,792,934       1,517,436       1,267,130         960,702
Stockholder's Equity                313,053         281,471         253,333         226,750         208,437


Income Statement Data                                     Year Ended December 31
---------------------          ----------------------------------------------------------------------------
Finance and Insurance Margin   $     79,543    $     74,975    $     67,435    $     58,518    $     49,224
Operating and Other Expenses         24,084          23,429          22,815          21,990          21,968
Provision for Losses                  3,279           4,816           2,473           6,079           8,611
                               ------------    ------------    ------------    ------------    ------------

Income Before Income Taxes           52,180          46,730          42,147          30,449          18,645

Income Taxes                         20,321          18,809          16,968          13,446           6,948

Net Income                     $     31,859    $     27,921    $     25,179    $     17,003    $     11,697
                               ------------    ------------    ------------    ------------    ------------
                               ------------    ------------    ------------    ------------    ------------
Ratio of Earnings to Fixed
  Charges (1)                        1.53x            1.52x           1.67x           1.66x           1.38x


(1) For purposes of this ratio, earnings consist of income from operations plus fixed charges. Fixed charges consist of interest expense plus one-third of rent expense (which is deemed representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements but differs from the method called for in the Support Agreement between the Company and PACCAR. The ratios computed pursuant to the Support Agreement were 1.62x, 1.63x, 1.82x, 1.89x and 1.59x for the years 1996 - 1992, respectively. See Exhibits 12.1 and 12.2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 1994 - 1996

      RESULTS OF OPERATIONS

1996 Compared to 1995:

     Pre-tax income increased 12% to $52.2 million for 1996 from $46.7 million in 1995 primarily as a result of a $3.7 million increase in the finance margin attributable to higher average balances of receivables, partially offset by a decrease in the average margin rate earned on those receivables. Average outstanding receivables grew 10% from $1.9 billion for 1995 to $2.1 billion for 1996 reflecting two consecutive years of $1.1 billion in new business volume. The average margin rate on the receivables declined for the second year due to rate competition in the truck lending market. Pre-tax income also benefited from a $.9 million increase in the insurance margin due to growth in the company's physical damage insurance program.

     Selling, general and administrative expenses rose only 3% from the 1995 level, as continuing expense controls were in place. The provision for losses decreased 32% to $3.3 million from $4.8 million in 1995. The decline resulted from a slow-down in the growth rate of receivables and equipment on operating leases from 17.7% in 1995 to 1.9% in 1996. The Company experienced net credit losses of $3.1 million in 1996 compared to net credit recoveries of $1.1 million in 1995. Although 1996 net credit losses were low by historical standards, the change from 1995 reflected lower rates of recoveries and a more difficult operating environment, particularly in the used truck market. At the end of 1996, the allowance for losses was 1.70% of earning assets compared to 1.72% at the end of 1995. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment.

As a result of the foregoing factors, net income for 1996 improved to $31.9 million from $27.9 million in 1995.


1995 Compared to 1994:

     Pre-tax income increased to $46.7 million from $42.1 million in 1994. The growth resulted primarily from a $7.3 million increase in the finance margin attributable to the growth in receivables, partially offset by a decrease in the average margin rate earned on those receivables. Average receivables increased 18% to $1.9 billion in 1995 from $1.6 billion in 1994. The growth resulted from $1.1 billion of new business volume related to strong domestic heavy-duty truck sales by PACCAR. In addition, the provision for losses increased from $2.5 million to $4.8 million due to the high rate of receivables growth. As a result, net income for 1995 was $27.9 million compared to $25.2 million in 1994.


FUNDING AND LIQUIDITY

     The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered senior debt securities under the Securities Act of 1933 for offering to the public. In 1996, the Company registered $1 billion of senior debt securities for offering to the public. At the end of 1996, there were $680 million of such securities available for issuance.

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

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors
PACCAR Inc and PACCAR Financial Corp.



We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly owned subsidiary of PACCAR Inc) as of December 31, 1996 and 1995, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                             /S/ Ernst & Young LLP




Seattle, Washington
February 7, 1997

BALANCE SHEETS
PACCAR Financial Corp.


                                                             December 31
                                                          1996          1995
------------------------------------------------------------------------------
                                                       (Thousands of Dollars)
ASSETS
  Cash                                                $   13,154    $    5,967

  Net finance and other receivables                    2,095,961     2,051,135
  Allowance for losses                                  (36,000)      (35,790)
------------------------------------------------------------------------------
                                                       2,059,961     2,015,345
------------------------------------------------------------------------------

  Equipment on operating leases, net of
     allowance for depreciation of $18,628
     (1995--$20,889)                                      35,016        40,905
  Other assets                                            12,481        12,188
------------------------------------------------------------------------------

TOTAL ASSETS                                          $2,120,612    $2,074,405
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES

  Accounts payable and accrued expenses               $   56,092    $   36,461
  Payable for finance receivables acquired                27,734        34,504
  Commercial paper and other short term borrowings       699,616       657,856
  Medium-term notes                                      964,000       999,500
  Income taxes - current and deferred                     60,117        64,613
------------------------------------------------------------------------------

TOTAL LIABILITIES                                      1,807,559     1,792,934
------------------------------------------------------------------------------
------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share
     6% noncumulative and nonvoting
     450,000 shares authorized,
     310,000 shares issued and outstanding                31,000        31,000
  Common stock, par value $100 per share
     200,000 shares authorized,
     145,000 shares issued and outstanding                14,500        14,500
  Paid in capital                                          9,612         6,956
  Retained earnings                                      257,941       229,015
------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                               313,053       281,471
------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $2,120,612    $2,074,405
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See notes to financial statements.

STATEMENTS OF INCOME AND RETAINED EARNINGS
PACCAR Financial Corp.

                                                     Year Ended December 31
                                                 1996       1995          1994
------------------------------------------------------------------------------
                                                    (Thousands of Dollars)
  Interest and other income                   $175,836    $162,956    $128,841
  Rentals on operating leases                   11,767      13,008      12,323
------------------------------------------------------------------------------
  TOTAL FINANCE INCOME                         187,603     175,964     141,164

  Interest expense                              98,536      89,796      62,851
  Other borrowing expense                        1,803       1,575       1,453
  Depreciation expense related
     to operating leases                         9,358      10,379       9,953
------------------------------------------------------------------------------
  TOTAL FINANCE EXPENSES                       109,697     101,750      74,257

  FINANCE MARGIN                                77,906      74,214      66,907

  Insurance premiums earned                      5,528       4,349       2,869
  Insurance claims and underwriting expenses     3,891       3,588       2,341
------------------------------------------------------------------------------
  INSURANCE MARGIN                               1,637         761         528

  Selling, general &
     administrative expenses                    24,084      23,429      22,815
  Provision for losses on receivables            3,279       4,816       2,473
------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                      52,180      46,730      42,147
------------------------------------------------------------------------------

  Federal and state income taxes                20,321      18,809      16,968
------------------------------------------------------------------------------

NET INCOME                                      31,859      27,921      25,179
------------------------------------------------------------------------------

  Retained earnings at beginning of year       229,015     203,809     179,940
  Cash dividends paid                           (2,933)     (2,715)     (1,310)
------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF YEAR              $257,941    $229,015    $203,809
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See notes to financial statements.

STATEMENTS OF CASH FLOWS
PACCAR Financial Corp.

                                                  Year Ended December 31
                                                 1996       1995        1994
------------------------------------------------------------------------------
                                                    (Thousands of Dollars)
OPERATING ACTIVITIES:

  Net income                                 $  31,859   $  27,921   $  25,179
  Items included in net income not
        affecting cash:
     Provision for losses on receivables         3,279       4,816       2,473
     Decrease in deferred taxes payable         (3,640)     (5,326)     (5,935)
     Depreciation and amortization              14,057      14,271      13,254
  Increase (decrease) in payables,
        income taxes and other                  12,402       3,899        (962)
------------------------------------------------------------------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                            57,957      45,581      34,009
------------------------------------------------------------------------------

INVESTING ACTIVITIES:

  Finance and other receivables
     acquired                               (1,053,350) (1,045,186)   (954,272)
  Collections on finance and other
     receivables                               942,736     813,215     676,758
  Net decrease (increase) in wholesale
     receivables                                53,404     (97,943)     27,892
  Acquisition of equipment for
     operating leases                          (11,421)    (10,391)    (19,858)
  Proceeds from disposal of equipment           11,880      11,636       8,305
------------------------------------------------------------------------------

NET CASH USED IN
INVESTING ACTIVITIES                           (56,751)   (328,669)   (261,175)
------------------------------------------------------------------------------

FINANCING ACTIVITIES:

  Net increase (decrease) in commercial
        paper and other short term
        borrowings                              41,759     196,681     (14,037)
  Net decrease in bank loans                         -           -     (49,000)
  Increase (decrease) in advances
     payable to PACCAR Inc                           -     (46,000)     46,000
  Proceeds from medium-term notes              375,000     458,000     467,000
  Payments of medium-term notes               (410,500)   (328,800)   (220,800)
  Additions to paid in capital                   2,655       2,933       2,715
  Payment of cash dividend                      (2,933)     (2,715)     (1,310)
------------------------------------------------------------------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                             5,981     280,099     230,568
------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                  7,187      (2,989)      3,402

CASH AT BEGINNING OF YEAR                        5,967       8,956       5,554
------------------------------------------------------------------------------

CASH AT END OF YEAR                          $  13,154   $   5,967   $   8,956
------------------------------------------------------------------------------
------------------------------------------------------------------------------


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1996
(Thousands of Dollars)


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

ESTIMATED CREDIT LOSSES: The provision for losses on net finance and other receivables is charged to income in an amount sufficient to maintain the allowance for losses at a level considered adequate to cover estimated losses. Receivables are charged to this allowance when, in the judgment of management, they are deemed uncollectible (usually upon repossession of the collateral). On certain retail contracts acquired from the dealers, the dealer retains liability, up to specified limits, for the credit loss on the sale of a repossessed vehicle. The amount and collectibility of dealer recourse provisions have been considered in establishing the allowance for credit losses.

REVENUE RECOGNITION: Revenue from net finance receivables and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest and other income. For operating leases, income is recognized on a straight line basis over the lease term.

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

INTEREST RATE CONTRACTS: The Company enters into interest rate contracts which generally involve the exchange of fixed or floating rate interest payment obligations without the exchange of the underlying principal amounts. These contracts are used to effectively change the terms of debt to match the interest rate characteristics of the Company's receivables and thereby reduce the effect of interest rate fluctuations on the Company's income. It is the Company's intent to hold these contracts to maturity. Net amounts paid or received are reflected as adjustments to interest expense.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1996 presentation.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1996
(Thousands of Dollars)

NOTE B--RECEIVABLES

Terms for substantially all finance and other receivables range up to 60 months. Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

The Company's finance and other receivables are as follows:
                                                            December 31
                                                        1996           1995
-----------------------------------------------------------------------------
Notes and contracts due within:
  One year                                        $    730,346    $   677,182
  Two years                                            485,406        467,342
  Three years                                          318,541        312,835
  Four years                                           162,118        149,355
  Five years and beyond                                 42,327         39,913
-----------------------------------------------------------------------------
                                                     1,738,738      1,646,627

Wholesale financing                                    156,000        209,404
Direct financing leases (Including
  estimated residual values of
  $10,650 and $15,010)                                 329,233        315,092
Interest and other receivables                           8,475          9,876
-----------------------------------------------------------------------------

                                                     2,232,446      2,180,999

Unearned interest:
  Notes and contracts                                  (98,409)       (93,654)
  Direct financing leases                              (38,076)       (36,210)
-----------------------------------------------------------------------------

                                                      (136,485)      (129,864)
------------------------------------------------------------------------------

Net finance and other receivables                 $  2,095,961    $ 2,051,135
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


Future minimum lease payments on direct financing leases totaled $318,583 at December 31, 1996; and are due as follows: $107,760 in 1997; $87,548 in 1998;
$67,058 in 1999; $40,546  in 2000; and $15,671 in 2001 and beyond.

The allowance for losses on receivables is summarized as follows:

                                               1996         1995         1994
-----------------------------------------------------------------------------
Balance at beginning of year               $ 35,790    $  29,900     $ 24,000
Provision for losses                          3,279        4,816        2,473
Net (losses) recoveries                      (3,069)       1,074        3,427
-----------------------------------------------------------------------------
Balance at end of year                     $ 36,000    $  35,790     $ 29,900
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1996
(Thousands of Dollars)

At December 31, 1996 and 1995, the recorded investments in notes and contracts that are considered to be impaired were $15,221 and $12,555 respectively. Included in the allowance for losses were specific reserves of $3,593 and $2,100 on these impaired notes and contracts. The average recorded investment in impaired notes and contracts during the years ended December 31, 1996 and 1995, were $16,429 and $9,623 respectively. For the years ended December 31, 1996 and 1995, the Company recognized interest income of $716 and $294 respectively, on those impaired loans, all of which was recognized using the cash basis method of income recognition.


NOTE C--OPERATING LEASES


Terms of operating leases range up to 44 months. Future annual minimum rental payments to be received for transportation equipment on operating leases beginning January 1, 1997 are: $8,787 in 1997; $5,034 in 1998; $2,846 in 1999
and $703 in 2000.


NOTE D--TRANSACTIONS WITH PACCAR

The Company has a Support Agreement with PACCAR that requires, among other provisions, that PACCAR maintain a ratio of earnings to fixed charges, as defined, for the Company of at least 1.25 to 1 for any fiscal year, and that PACCAR own all outstanding voting stock of the Company. The required ratio of
1.25 to 1 for the years ended December 31, 1996, 1995 and 1994 was met without assistance.

PACCAR charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $2,676, $3,126 and $3,134 for 1996, 1995 and 1994, respectively, were charged to the Company. Beginning July 1993, in lieu of payment, PACCAR recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR for the paid-in capital invested in the prior year. Cash dividends of $2.9 million, $2.7 million, and $1.3 million were paid in 1996, 1995 and 1994, respectively.

The Company's employees are covered by a defined benefit pension plan, an unfunded postretirement medical and life insurance plan and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets, defined benefit accumulated plan benefits and defined contribution plan benefits relating to the Company have not been made. Expenses charged to the Company by PACCAR for these plans were $791, $683, and $626 for years 1996, 1995 and 1994, respectively.

Periodically, the Company borrows funds from PACCAR Inc and makes market-rate short term loans to PACCAR Inc. At December 31, 1996 and 1995, there were no outstanding loans for the Company from or to PACCAR Inc.

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1996
(Thousands of Dollars)

NOTE E--BORROWINGS

     Borrowings are summarized as follows:

                                        Effective
                                          Rate*           1996          1995
-----------------------------------------------------------------------------
    Commercial paper                      5.55%     $   642,616   $   632,857
    Other short-term borrowings           5.46%          57,000        25,000
    Fixed rate medium-term notes          6.33%         834,000       879,500
    Floating rate medium-term notes       5.31%         130,000       120,000
-----------------------------------------------------------------------------
                                                    $ 1,663,616   $ 1,657,357
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

*The effective rate is the weighted average rate as of December 31, 1996 and includes the effects of interest rate agreements.

Principal amounts of medium-term notes due over the next five years beginning January 1, 1997 are $415,000 in 1997, $293,000 in 1998, $193,000 in 1999,
$63,000 in 2000, and $0 in 2001.

Cash paid for interest was $102,414 in 1996, $84,208 in 1995, and $55,349 in
1994.

At December 31, 1996, the company had outstanding 41 interest rate contracts with various financial institutions consisting of $406.1 million of interest rate swaps and $37.3 million of interest rate caps, for a total notional principal amount of $443.4 million. The notional principal of these contracts matures as follows: $316.6 million in 1997 and $126.8 million in 1998. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial.

The Company had $406.1 million of interest rate swaps in which the Company pays a fixed rate and receives a floating rate in return. These swaps effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates. Of these swaps, $296.1 million matures in 1997 and $110.0 million matures in 1998.

At December 31, 1996, the weighted average pay rate of 5.9% substantially represents the Company's net cost of funds rate after the effect of the interest rate swaps as the weighted average receive rate of 5.6% offsets the pay rate on associated debt obligations.

NOTE F-- CREDIT ARRANGEMENTS

The Company and PACCAR together have lines of credit arrangements with various commercial banks that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. At December 31, 1996, the unused portion of these credit lines was $375 million. The Company compensates banks with fees which are immaterial in amount.

The Company has entered into facility agreements with various lending institutions, under which the lending institutions may sell a participation or assign all or a portion of the note to other institutions. These notes generally mature within 30 days. At December 31, 1996 there were $32 million in notes outstanding, compared with no notes outstanding at December 31, 1995.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1996
(Thousands of Dollars)

NOTE G--INCOME TAXES

The provision for income taxes consists of the following:

                                                 Year Ended December 31
                                          1996           1995             1994
------------------------------------------------------------------------------

Current provision
  Federal                            $  20,531     $   20,149     $     19,285
  State                                  3,430          3,986            3,618
------------------------------------------------------------------------------
                                        23,961         24,135           22,903

Deferred benefit                        (3,640)        (5,326)          (5,935)
------------------------------------------------------------------------------

                                     $  20,321     $   18,809     $     16,968
------------------------------------------------------------------------------
------------------------------------------------------------------------------

A reconciliation between the statutory federal income tax rate and the actual provision for income taxes is shown below:

                                                 Year Ended December 31
                                          1996           1995             1994
------------------------------------------------------------------------------

Tax at the statutory rate of 35%     $  18,263     $   16,355     $     14,752
Effect of:
  Rate increases on deferred taxes           -              -              364
  State income taxes and other           2,058          2,454            1,852
------------------------------------------------------------------------------

                                     $  20,321     $   18,809     $     16,968
------------------------------------------------------------------------------
------------------------------------------------------------------------------

An increase in the Company's effective state income tax rate raised the 1994 provision by $364.

Cash paid for income taxes was $23,802 in 1996, $18,032 in 1995, and $26,583 in 1994.

Deferred income tax assets and liabilities consisted of the following:


                                                   As of December 31
                                                  1996           1995
----------------------------------------------------------------------
Deferred tax liabilities
  Depreciation                                 $ 70,329      $  72,457
  State income tax                                8,492          8,851
----------------------------------------------------------------------
                                                 78,821         81,308
Deferred tax (assets)
  Allowance for doubtful accounts              (12,600)        (12,527)
  Other                                         (5,280)         (4,200)
----------------------------------------------------------------------
                                               (17,880)        (16,727)

-----------------------------------------------------------------------

Net deferred tax liability                     $ 60,941      $  64,581
----------------------------------------------------------------------
----------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1996
(Thousands of Dollars)

NOTE H--FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH: The carrying amount reported in the balance sheets approximates fair value.

NET RECEIVABLES: For floating rate loans and wholesale financings, fair values are based on carrying values. For fixed rate loans, fair values are estimated using discounted cash flow analyses applying interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
The carrying amount of accrued interest and other receivables approximates their fair value. Direct financing leases and the related allowance for losses are not included in net receivables.

OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's interest rate contracts are based on costs which would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties' credit standings at current market interest rates.

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

The carrying amount of trade payables and receivables approximate their fair value and have been excluded from the accompanying table.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                As of December 31
                                          1996                     1995
                               -----------------------   ----------------------
                                Carrying        Fair      Carrying       Fair
                                 Amount         Value      Amount        Value
                               ----------   ----------   ----------  ----------
Cash                           $   13,154   $   13,154   $    5,967  $    5,967
Net receivables                 1,775,005    1,757,758    1,742,419   1,755,196
Commercial paper and
  bank loans                      699,616      699,616      657,857     657,857
Medium-term notes                 964,000      962,482      999,500   1,009,343


The Company's intent is to hold interest rate contracts until maturity. If recorded at fair value at December 31, 1996, the Company's off-balance-sheet financial instruments (interest rate contracts) would represent gross assets of $193 and offsetting gross liabilities of $618, resulting in a net liability of $425. If recorded at fair value at December 31, 1995, the Company's off-balance-sheet financial instruments would have reflected a net liability balance of $1,568.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1996
(Thousands of Dollars)


NOTE I--QUARTERLY RESULTS  (Unaudited)

                                                      QUARTER
                                   --------------------------------------------
                                   First        Second       Third      Fourth
                                  -------       -------     -------     -------
1996
----
Gross income                      $48,196       $48,155     $48,369     $48,411
Income before income taxes         13,152        12,971      13,133      12,924
Net income                          8,035         7,919       8,018       7,887

1995
----
Gross income                      $41,565       $43,976     $45,781     $48,991
Income before income taxes         10,319        11,456      12,080      12,875
Net income                          6,168         6,839       7,221       7,693


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company at February 14, 1997, their ages, current positions with the Company and principal occupations during the past five years are set forth in the following table. The table also shows directorships held by a director in public corporations.

                                       DIRECTORS AND EXECUTIVE OFFICERS

                                    Present Position and Other Position(s)
 NAME AND AGE                            Held During Last Five Years
---------------------         ------------------------------------------------

Mark C. Pigott (43)           Chairman and Director.  Chairman, Chief
                              Executive Officer, and Director of PACCAR; Vice
                              Chairman of PACCAR from January 1995 to December
                              1996; Executive Vice President of PACCAR from
                              December 1993 to January 1995; previously Senior
                              Vice President of PACCAR.

T. Ronald Morton (50)         President and Director.  President of the Company
                              since August 1988. Senior Vice President of
                              PACCAR since June 1995.

G. Don Hatchel (52)           Vice President and Director.  Vice President-
                              Controller of PACCAR since January 1991.

David J. Hovind (56)          Director.  President and Director of PACCAR since
                              January 1992. Executive Vice President of PACCAR from July 1987 to January 1992.

Ronald E. Ranheim (52)        Director.  Treasurer of PACCAR since July 1996.
                              Treasurer of PFC from March 1986 to July 1996.

James L. Shiplet (58)         Director.  President of PACCAR Leasing Corporation
                              since September 1987.

Michael A. Tembreull (50)     Director.  Vice Chairman of PACCAR since January
                              1995.  Executive Vice President of PACCAR from
                              January 1992 to January 1995.  Senior Vice
                              President of PACCAR from September 1990 to January
                              1992.

     The directors of the Company are elected annually by PACCAR. All officers are elected annually by the Board of Directors or appointed by the Board of Directors or the Chairman to serve at the pleasure of the Board or until their successors are elected or appointed.

ITEM 11. EXECUTIVE COMPENSATION

     This item is omitted pursuant to Form 10-K General Instruction I(1) and
(2)(c).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES OF THE COMPANY

     PACCAR owns beneficially and of record 100% of the outstanding preferred stock (310,000 shares, $100 par value) and common stock (145,000 shares, $100 par value) of the Company.

SECURITIES OF PACCAR

     This item is omitted pursuant to Form 10-K General Instruction I(1) and
(2)(c).

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following financial statements of the Company are included in Item 8:

     AT DECEMBER 31, 1996 AND 1995 AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

     Balance Sheets -- December 31, 1996 and 1995

     Statements of Income and Retained Earnings -- Years Ended December 31, 1996, 1995 and 1994

     Statements of Cash Flows -- Years Ended December 31, 1996, 1995 and 1994

     Notes to Financial Statements -- December 31, 1996

  All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed and, therefore, have been omitted.

     Listing of Exhibits

  The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1996

There were no reports on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PACCAR Financial Corp.



                    By  /s/ T. Ronald Morton
                        ------------------------
                        T. Ronald Morton
                        President

Date:  March 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)  Principal Executive Officer


     /s/ T. Ronald Morton                         President
     ----------------------------
     T. Ronald Morton

(2)  Principal Financial Officer


     /s/ Patricia A. Donohoe                      Treasurer
     ----------------------------
     Patricia A. Donohoe

(3)  Principal Accounting Officer

     /s/ Michael T. Barkley                       Controller
     ----------------------------
     Michael T. Barkley

(4)  A Majority of the Board of Directors:

      /s/ T. Ronald Morton
     ----------------------------
     T. Ronald Morton

     G. Don Hatchel*
     David J. Hovind*
     Mark C. Pigott*
     Ronald E. Ranheim
     James L. Shiplet*
     Michael A. Tembreull*

*By  /s/ T. Ronald Morton
     ----------------------------
       T. Ronald Morton
       Attorney-in-Fact

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years in the period ended December 31, 1996.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for each of the five years in the period ended December 31, 1996.

12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years in the period ended December 31, 1996.

24.1      Consent of Independent Auditors.

25.1      Power of attorney of certain officers and directors.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the year ended December 31, 1996.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.