Form 10-Q
period 1997-03-31
PACCAR FINANCIAL CORP
filed 1997-05-12
CIK 731288

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                  -------------------

                                      FORM 10-Q
(Mark One  )  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarterly period ended March 31, 1997

                                          OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

          For transition period from _______________ to _______________

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
     (State or other jurisdiction of    (I.R.S. Employer Identiciation No.)
     incorporation or organization)


777 - 106th Avenue N.E., Bellevue, Washington                  98004
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:            (206) 462-4100
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at April 30, 1997.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1 FINANCIAL STATEMENTS

                                PACCAR Financial Corp.

                      STATEMENTS OF INCOME AND RETAINED EARNINGS
                                (Thousands of Dollars)
                                                            Three Months Ended
                                                                 March 31
                                                            1997        1996
--------------------------------------------------------------------------------
                                                               (Unaudited)


Interest and other income                                 $44,402      $43,783
Rentals on operating leases                                 2,520        3,080
--------------------------------------------------------------------------------
TOTAL FINANCE INCOME                                       46,922       46,863

Interest expense                                           24,608       24,675
Other borrowing expense                                       447          475
Depreciation expense related
  to operating leases                                       2,006        2,474
--------------------------------------------------------------------------------
TOTAL FINANCE EXPENSES                                     27,061       27,624

FINANCE MARGIN                                             19,861       19,239

Insurance premiums earned                                   1,395        1,332
Insurance claims and underwriting expenses                  1,034          950
--------------------------------------------------------------------------------
INSURANCE MARGIN                                              361          382

Selling, general &
  administrative expenses                                   5,994        6,094
Provision for losses on receivables                         1,484          375
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 12,744       13,152
--------------------------------------------------------------------------------

 Federal and state income taxes                             4,962        5,117
--------------------------------------------------------------------------------

NET INCOME                                                  7,782        8,035
--------------------------------------------------------------------------------

 Retained earnings at beginning of period                 257,941      229,015
 Cash dividends paid                                       (2,654)      (2,933)
--------------------------------------------------------------------------------
RETAINED EARNINGS AT END OF PERIOD                       $263,069     $234,117
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Inc.


See notes to financial statements.

                                PACCAR Financial Corp.

                                    BALANCE SHEETS
                                (Thousands of Dollars)


                                                         March 31    December 31
                                                           1997         1996*
--------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
  Cash                                                    $10,582      $13,154

  Net finance and other receivables                     2,090,061    2,095,961
  Allowance for losses                                    (35,970)     (36,000)
--------------------------------------------------------------------------------
                                                        2,054,091    2,059,961
--------------------------------------------------------------------------------

  Equipment on operating leases, net of
    allowance for depreciation of $18,056
    (1996--$18,628)                                        30,807       35,016
  Other assets                                             14,993       12,481
--------------------------------------------------------------------------------

TOTAL ASSETS                                           $2,110,473   $2,120,612
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


LIABILITIES
  Accounts payable and accrued expenses                   $32,839      $56,092
  Payable for finance receivables acquired                  6,857       27,734
  Commercial paper and other short term borrowings        721,946      699,616
  Medium-term notes                                       963,000      964,000
  Income taxes - current and deferred                      65,536       60,117
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                       1,790,178    1,807,559
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
 Preferred stock, par value $100 per share
   6% noncumulative and nonvoting
   450,000 shares authorized,
   310,000 shares issued and outstanding                   31,000       31,000
 Common stock, par value $100 per share
   200,000 shares authorized,
   145,000 shares issued and outstanding                   14,500       14,500
 Paid in capital                                           11,726        9,612
 Retained earnings                                        263,069      257,941
--------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                320,295      313,053
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $2,110,473   $2,120,612
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

*The December 31, 1996 Balance Sheet has been derived from audited financial statements.

   See notes to financial statements.

                                PACCAR Financial Corp.

                               STATEMENTS OF CASH FLOWS
                                (Thousands of Dollars)
                                                            Three Months Ended
                                                                 March 31
                                                             1997         1996
--------------------------------------------------------------------------------
                                                                 (Unaudited)
OPERATING ACTIVITIES:

 Net income                                                $7,782       $8,035
 Items included in net income not
    affecting cash:
   Provision for losses on receivables                      1,484          375
   Decrease in deferred taxes payable                      (2,763)      (3,653)
   Depreciation and amortization                            3,202        3,531
 Decrease in payables,
   income taxes and other                                  (8,032)      (6,164)
--------------------------------------------------------------------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                        1,673        2,124
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:

 Finance and other receivables acquired                  (280,560)    (281,918)
 Collections on finance and other receivables             238,396      227,488
 Net decrease in wholesale receivables                     13,753       22,259
 Proceeds from disposal of equipment                        3,375        4,388
--------------------------------------------------------------------------------

NET CASH USED IN
INVESTING ACTIVITIES                                      (25,036)     (27,783)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:

 Net increase in commercial paper
   and other short term borrowings                         22,331       12,839
 Proceeds from medium-term notes                          105,000      125,000
 Payments of medium-term notes                           (106,000)    (110,500)
 Additions to paid in capital                               2,114        1,240
 Payment of cash dividend                                  (2,654)      (2,933)
--------------------------------------------------------------------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                       20,791       25,646
--------------------------------------------------------------------------------

NET DECREASE IN CASH                                       (2,572)         (13)

CASH AT BEGINNING OF PERIOD                                13,154        5,967
--------------------------------------------------------------------------------

CASH AT END OF PERIOD                                     $10,582       $5,954
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


   See notes to financial statements.

                                PACCAR Financial Corp.

                            NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges (as defined) of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio for the three-month period ended March 31, 1997 was 1.60 to 1 (see
Exhibit 12.2).

PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR Inc for the paid-in capital invested in the prior year. Cash dividends of $2.7 million and $2.9 million were paid to PACCAR Inc in the quarters ended March 31, 1997 and 1996, respectively.

Occasionally, the Company borrows funds from PACCAR Inc and makes market-rate, short-term loans to PACCAR Inc. At March 31, 1997 and 1996, the Company had no outstanding loans from or to PACCAR Inc.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The finance margin improved to $19.9 million from $19.2 million in 1996 due to slightly higher (1%) average receivables and a higher margin rate on the receivables. Although rate competition remains intense for new business, the margin rate improved due to reduced financial leverage of the Company.

Selling, general and administrative expenses declined 2% from the 1996 level because of ongoing cost controls. The provision for losses increased from $.4 million in 1996 to $1.5 million in 1997 as a result of higher net credit losses. Accounts past due over 30 days for the Company have increased to 2.4% from 1.5% and 1.7% at March 31, 1996, and December 31, 1996, respectively. Both the higher past dues ratios and higher credit losses in 1997 reflected a more difficult operating environment, particularly in the used truck market. While credit losses have increased in 1997, losses as a ratio to average receivables outstanding remain low in comparison to historic trends. At March 31, 1997, the allowance for losses was 1.70% of earning assets compared to 1.70% at December 31, 1996 and 1.72% at March 31, 1996. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment.

As a result of the foregoing factors, net income for the first quarter of 1997 declined to $7.8 million from $8.0 million for the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

During first quarter 1997, the Company funded its portfolio growth primarily through the issuance of commercial paper, which increased $22.3 million from December 1996. Cash decreased due principally to the timing of month-end payments.

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

As of March 31, 1997, the Company and PACCAR Inc together maintained unused bank lines of credit of $445 million which are largely used to support the Company's commercial paper borrowings.

Other information on liquidity and sources of capital as presented in the Company's 1996 Annual Report on Form 10-K continues to be relevant.




                              PART II--OTHER INFORMATION


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed as part of this report are listed in the accompanying
Exhibit Index.

(b)  There were no reports on Form 8-K for the quarter ended March 31, 1997.

                                PACCAR Financial Corp.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               PACCAR Financial Corp.
                                                        (Registrant)








 Date:  May 9, 1997                        BY: /S/T. R. Morton
                                               -----------------------------
                                               T. R. Morton
                                               President
                                               (Authorized Officer)





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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 1997 and 1996.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the three-month periods ended March 31, 1997 and 1996.

                                PACCAR Financial Corp.
                                    EXHIBIT INDEX


12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 1997 and 1996.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the three-month period ended March 31, 1997.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.