Form 10-Q
period 1997-06-30
PACCAR FINANCIAL CORP
filed 1997-08-11
CIK 731288

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             --------------------

                                   FORM 10-Q

(Mark one) [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended June 30, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File No. 0-12553

                            PACCAR Financial Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Washington                                   91-6029712
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization


777 - 106th Avenue N.E., Bellevue, WA                     98004
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:   (425) 462-4100
-------------------------------------------------------------------------------


(Former name, former address and former fiscal year, if changed since last report)
-------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _X_    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at July 31, 1997.

  THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-Q AND IS,
      THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1   FINANCIAL STATEMENTS

                            PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)

                                                           Three Months Ended             Six Months Ended
                                                                 June 30                      June 30
                                                           1997          1996           1997           1996
-------------------------------------------------------------------------------------------------------------
                                                              (Unaudited)                  (Unaudited)
Interest and other income                              $  44,637      $  43,856      $  89,039      $  87,639
Rentals on operating leases                                2,314          2,927          4,834          6,007
-------------------------------------------------------------------------------------------------------------
TOTAL FINANCE INCOME                                      46,951         46,783         93,873         93,646

Interest expense                                          25,246         24,559         49,854         49,234
Other borrowing expense                                      479            431            926            906
Depreciation expense related
  to operating leases                                      1,762          2,374          3,768          4,848
-------------------------------------------------------------------------------------------------------------
TOTAL FINANCE EXPENSES                                    27,487         27,364         54,548         54,988

FINANCE MARGIN                                            19,464         19,419         39,325         38,658

Insurance premiums earned                                  1,371          1,373          2,766          2,705
Insurance claims and underwriting expenses                   987            980          2,021          1,930
-------------------------------------------------------------------------------------------------------------
INSURANCE MARGIN                                             384            393            745            775

Selling general and
  administrative expenses                                  6,087          5,936         12,081         12,030
Provision for losses on receivables                          970            905          2,454          1,280
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                12,791         12,971         25,535         26,123

Federal and state income taxes                             4,986          5,052          9,948         10,169
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                 7,805          7,919         15,587         15,954

Retained earnings at beginning of period                 263,069        234,117        257,941        229,015
Cash dividends paid                                            -              -          2,654          2,933
-------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS AT END OF PERIOD                    $  270,874     $  242,036     $  270,874     $  242,036
-------------------------------------------------------------------------------------------------------------

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Inc.

See notes to financial statements.

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)

                                                       June 30      December 31
                                                         1997          1996*
-------------------------------------------------------------------------------
                                                      (Unaudited)
ASSETS
Cash                                                    $  8,811     $  13,154

Net finance and other receivables                      2,065,856     2,095,961
Allowance for losses                                     (35,650)      (36,000)
-------------------------------------------------------------------------------
                                                       2,030,206     2,059,961
Equipment on operating leases, net of allowance
  for depreciation of $18,226 (1996--$18,628)             28,662        35,016
Other assets                                              15,414        12,481
-------------------------------------------------------------------------------
TOTAL ASSETS                                        $  2,083,093  $  2,120,612
-------------------------------------------------------------------------------

LIABILITIES
Accounts payable and accrued expenses                  $  36,900     $  56,092
Payable for finance receivables acquired                   7,649        27,734
Commercial paper and other short-term borrowings         602,417       699,616
Medium-term notes                                      1,048,000       964,000
Income taxes-current and deferred                         59,987        60,117
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                      1,754,953     1,807,559
-------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share,
  6% noncumulative and nonvoting,
  450,000 shares authorized,
  310,000 shares issued and outstanding                   31,000        31,000
Common stock, par value $100 per share,
  200,000 shares authorized,
  145,000 shares issued and outstanding                   14,500        14,500
Paid in capital                                           11,766         9,612
Retained earnings                                        270,874       257,941
-------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                               328,140       313,053
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $  2,083,093  $  2,120,612
-------------------------------------------------------------------------------

* The December 31, 1996 Balance Sheet has been derived from audited financial statements.

See notes to financial statements.

                            PACCAR Financial Corp.

                           STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)

                                                           Six Months Ended
                                                                June 30
                                                           1997           1996
-------------------------------------------------------------------------------
                                                               (Unaudited)
OPERATING ACTIVITIES:
Net income                                             $  15,587     $  15,954
Items included in net income not affecting cash:
  Provision for losses on receivables                      2,454         1,280
  Decrease in deferred taxes payable                      (3,139)       (6,624)
  Depreciation and amortization                            6,144         7,031
Decrease in payables, income taxes and other liabilities  (3,943)       (1,411)
-------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 17,103        16,230

INVESTING ACTIVITIES:

Finance and other receivables acquired                  (547,054)     (526,811)
Collections on finance and other receivables             503,403       440,186
Net decrease in wholesale receivables                     32,101        58,035
Acquisition of equipment for operating leases               (470)       (2,322)
Proceeds from disposal of equipment                        4,273         7,782
-------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                     (7,747)      (23,130)

FINANCING ACTIVITIES:
Net (decrease) increase in commercial paper and
  other short-term borrowings                            (97,199)       34,303
Proceeds from medium-term notes                          305,000       217,000
Payments of medium-term notes                           (221,000)     (243,000)
Additions to paid-in capital                               2,155         1,719
Payment of cash dividend                                  (2,655)       (2,933)
-------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES         (13,699)        7,089

NET (DECREASE) INCREASE IN CASH                           (4,343)          189

CASH AT BEGINNING OF PERIOD                               13,154         5,967
-------------------------------------------------------------------------------
CASH AT END OF PERIOD                                   $  8,811      $  6,156
-------------------------------------------------------------------------------

See notes to financial statements.

                           PACCAR Financial Corp.

                        NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the PACCAR Financial Corp.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1997 presentation.

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges (as defined) of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio for the six-month period ended June 30, 1997 was 1.59 to 1 (see Exhibit 12.2).

PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR Inc for the paid-in capital invested in the prior year. Cash dividends of $2.7 million and $2.9 million were paid to PACCAR Inc during the first half of 1997 and 1996, respectively.

Occasionally, the Company borrows funds from PACCAR Inc and makes market-rate, short-term loans to PACCAR Inc. At June 30, 1997 and 1996, there were no outstanding loans between the Company and PACCAR Inc.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The finance margin for the six months ended June 30, 1997 increased 1.7% to $39.3 million compared to $38.7 million for the same period in 1996. The increase in margin was due primarily to the rise in average receivables.

The provision for losses through June 30 increased from $1.3 million in 1996 to $2.5 million in 1997 primarily as a result of higher credit losses. Accounts past due over 30 days for the Company increased to 2.6% at June 30, 1997 from 1.5% and 1.7% at June 30, 1996 and December 31, 1996, respectively.
 Both the higher past due ratios and higher credit losses in 1997 reflected a more difficult operating environment, particularly in the used truck market. While credit losses have increased in 1997, losses as a ratio to receivables outstanding remain low in comparison with historic trends. At June 30, 1997, the allowance for losses was 1.71% of earning assets compared to 1.70% at December 31, 1996 and 1.73% at June 30, 1996. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment. Second quarter and year-to-date 1997 selling, general and administrative expenses increased 2.5% and .4%, respectively, from comparable 1996 periods.

As a result of the foregoing factors, net income decreased 1.4% to $7.8 million in the second quarter of 1997 and decreased 2.3% to $15.6 million for the six months ended June 30, 1997, compared to $7.9 million and $16.0 million in the same periods of 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1997, the Company funded its portfolio growth primarily through the issuance of medium-term notes, which increased $84.0 million from December 1996. In 1996, the Company registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. As of June 30, 1997, $375 million of such securities was available for issuance. Upon issuance of the remaining securities, the Company expects to register additional senior debt securities for offering to the public.

In order to minimize exposure to fluctuations in interest rates, the Company seeks to borrow funds or enter into interest rate contracts with interest rate characteristics similar to the characteristics of its receivables and leases. Other considerations which affect the Company's funding operations include the amount of fixed and variable rate receivables, the maturity schedule of existing debt, the availability of desired debt maturities and the level and volatility of interest rates.

As of June 30, 1997, the Company and PACCAR Inc together maintained unused bank lines of credit of $475 million which are largely used to support the Company's commercial paper borrowings.

Other information on liquidity and sources of capital as presented in the Company's 1996 Annual Report on Form 10-K continues to be relevant.

                         PART II--OTHER INFORMATION

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this report are listed in the accompanying
Exhibit Index.

(b)There were no reports on Form 8-K for the quarter ended June 30, 1997.

                            PACCAR Financial Corp.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PACCAR Financial Corp.
                                            (Registrant)


                                       BY: /s/ T. R. Morton
                                          ---------------------------------
Date: August 8, 1997                       T. R. Morton
                                           President
                                           (Authorized Officer)


                                       BY: /s/ M. T. Barkley
                                          ---------------------------------
                                           M. T. Barkley
                                           Controller
                                           (Chief Accounting Officer)

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six-month periods ended June 30, 1997 and 1996.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the six-month periods ended June 30, 1997 and 1996.

12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the six-month periods ended June 30, 1997 and 1996.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the six-month period ended June 30, 1997.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.