Form 10-Q
period 1997-09-30
PACCAR FINANCIAL CORP
filed 1997-11-07
CIK 731288

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549
                      -----------------------------------------

                                      FORM 10-Q
(Mark one)[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended September 30, 1997

                                          OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _______________

                             Commission File No. 0-12553

                                PACCAR Financial Corp.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               Washington                                   91-6029712
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization

777 - 106th Avenue N.E., Bellevue, WA                       98004
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (425) 468-7100
--------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes /x/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at October 31, 1997.

       THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-Q AND IS,
           THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1   FINANCIAL STATEMENTS


                                PACCAR Financial Corp.

                      STATEMENTS OF INCOME AND RETAINED EARNINGS
                                (Thousands of Dollars)




                                                      Three Months Ended            Nine Months Ended
                                                        September 30                  September 30
                                                  1997           1996             1997          1996
---------------------------------------------------------------------------------------------------------
                                                      (Unaudited)                      (Unaudited)
Interest and other income                          $ 45,459       $ 44,025       $134,498       $131,664
Rentals on operating leases                           2,417          2,939          7,251          8,946
---------------------------------------------------------------------------------------------------------

TOTAL FINANCE INCOME                                 47,876         46,964        141,749        140,610

Interest expense                                     25,384         24,552         75,238         73,786
Other borrowing expense                                 460            419          1,386          1,325
Depreciation expense related
  to operating leases                                 1,699          2,333          5,467          7,181
---------------------------------------------------------------------------------------------------------

TOTAL FINANCE EXPENSES                               27,543         27,304         82,091         82,292
---------------------------------------------------------------------------------------------------------

FINANCE MARGIN                                       20,333         19,660         59,658         58,318

Insurance premiums earned                             1,444          1,405          4,210          4,110
Insurance claims and underwriting expenses            1,063            976          3,084          2,906
---------------------------------------------------------------------------------------------------------

INSURANCE MARGIN                                        381            429          1,126          1,204

Selling general and
  administrative expenses                             6,374          6,025         18,455         18,055
Provision for losses on receivables                   1,424            931          3,878          2,211
---------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                           12,916         13,133         38,451         39,256

Federal and state income taxes                        5,034          5,115         14,982         15,284
---------------------------------------------------------------------------------------------------------

NET INCOME                                            7,882          8,018         23,469         23,972

Retained earnings at beginning of period            270,874        242,036        257,941        229,015
Cash dividends paid                                       -              -         (2,654)        (2,933)
---------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF PERIOD                 $278,756       $250,054       $278,756       $250,054
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------





Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Inc.

See notes to financial statements.

                                PACCAR Financial Corp.

                                    BALANCE SHEETS
                                (Thousands of Dollars)




                                                         September 30         December 31
                                                              1997                1996*
------------------------------------------------------------------------------------------
                                                         (Unaudited)

ASSETS
Cash                                                       $    6,010          $   13,154

Net finance and other receivables                           2,098,209           2,095,961
Allowance for losses                                          (35,950)            (36,000)
------------------------------------------------------------------------------------------
                                                            2,062,259           2,059,961

Equipment on operating leases, net of allowance
  for depreciation of $16,708 (1996--$18,628)                  31,592              35,016
Other assets                                                   15,809              12,481
------------------------------------------------------------------------------------------

TOTAL ASSETS                                               $2,115,670          $2,120,612
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


LIABILITIES
Accounts payable and accrued expenses                      $   25,899          $   37,960
Payable for finance receivables acquired                       12,524              45,866
Commercial paper and other short-term borrowings              690,019             699,616
Medium-term notes                                             992,000             964,000
Income taxes-current and deferred                              59,193              60,117
------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                           1,779,635           1,807,559
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share,
  6% noncumulative and nonvoting,
  450,000 shares authorized,
  310,000 shares issued and outstanding                        31,000              31,000
Common stock, par value $100 per share,
  200,000 shares authorized,
  145,000 shares issued and outstanding                        14,500              14,500
Paid in capital                                                11,779               9,612
Retained earnings                                             278,756             257,941
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                    336,035             313,053
------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $2,115,670          $2,120,612
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------





* The December 31, 1996 Balance Sheet has been derived from audited financial statements.
See notes to financial statements.

                                PACCAR Financial Corp.

                               STATEMENTS OF CASH FLOWS
                                (Thousands of Dollars)





                                                                  Nine Months Ended
                                                                    September 30
                                                              1997                1996
------------------------------------------------------------------------------------------
                                                                      (Unaudited)


OPERATING ACTIVITIES:
Net income                                                  $  23,469           $  23,972
Items included in net income not affecting cash:
  Provision for losses on receivables                           3,878               2,211
  Decrease in deferred taxes payable                           (3,867)             (7,373)
  Depreciation and amortization                                 9,043              10,528
Decrease in payables, income taxes and other liabilities      (13,145)            (13,247)
------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      19,378              16,091

INVESTING ACTIVITIES:

Finance and other receivables acquired                       (835,723)           (769,152)
Collections on finance and other receivables                  762,132             684,458
Net decrease in wholesale receivables                          31,730              77,135
Acquisition of equipment                                       (9,981)             (4,734)
Proceeds from disposal of equipment                             7,404               8,364
------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                         (44,438)             (3,929)

FINANCING ACTIVITIES:
Net (decrease) increase in commercial paper and
  other short-term borrowings                                  (9,597)             30,772
Proceeds from medium-term notes                               360,000             312,000
Payments of medium-term notes                                (332,000)           (349,100)
Additions to paid-in capital                                    2,167               2,138
Payment of cash dividend                                       (2,654)             (2,933)
------------------------------------------------------------------------------------------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES               17,916              (7,123)

NET (DECREASE) INCREASE IN CASH                                (7,144)              5,039

CASH AT BEGINNING OF PERIOD                                    13,154               5,967
------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                        $  6,010           $  11,006
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------





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

NOTE B--TRANSACTIONS WITH PACCAR INC

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc provide financial assistance as necessary to assure that the ratio of earnings to fixed charges (as defined) of the Company will not fall below a level of 1.25 to 1 for a full fiscal year. The ratio for the nine-month period ended September 30, 1997 was 1.58 to 1 (see Exhibit 12.2).

PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR Inc for the paid-in capital invested in the prior year. Cash dividends of $2.7 million and $2.9 million were paid to PACCAR Inc during the first nine months of 1997 and 1996, respectively.

Occasionally, the Company borrows funds from PACCAR Inc and makes market-rate, short-term loans to PACCAR Inc. At September 30, 1997 and 1996, there were no outstanding loans between the Company and PACCAR Inc.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The finance margin for the nine months ended September 30, 1997 increased 2.3% to $59.7 million compared to $58.3 million for the same period in 1996. The increase in margin was due primarily to growth in average receivables. Average receivable balances increased 1.7% to $2,102 million for year-to-date 1997 from $2,066 million for the same period in 1996.

The provision for losses through September 30 increased from $2.2 million in 1996 to $3.9 million in 1997 primarily as a result of higher credit losses. Accounts past due over 60 days for the Company averaged 1.2% for the nine-month period ended September 30, 1997 versus .6% for the comparable period of 1996. Both the higher past due ratios and higher credit losses in 1997 reflected a more difficult operating environment, particularly in the used truck market. While credit losses have increased in 1997, losses as a percentage of receivables outstanding remain in line with historic trends. At September 30, 1997, the allowance for losses was 1.70% of earning assets compared to 1.74% at September 30, 1996. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment. Third quarter and year-to-date 1997 selling, general and administrative expenses increased 5.8% and 2.2%, respectively, from comparable 1996 periods due to increased staffing costs.

As a result of the foregoing factors, net income decreased 1.7% to $7.9 million for the third quarter of 1997 and decreased 2.1% to $23.5 million for the nine months ended September 30, 1997, compared to $8.0 million and $24.0 million for the same periods of 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company funded its portfolio growth primarily through the issuance of medium-term notes, which increased $28.0 million from December 1996. In 1996, the Company registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. As of September 30, 1997, $320 million of such securities were available for issuance. Upon issuance of the remaining securities, the Company expects to register additional senior debt securities for offering to the public.

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

As of September 30, 1997, the Company and PACCAR Inc together maintained unused bank lines of credit of $475 million which are largely used to support the Company's commercial paper borrowings.

Other information on liquidity and sources of capital as presented in the Company's 1996 Annual Report on Form 10-K continues to be relevant.

                              PART II--OTHER INFORMATION


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this report are listed in the accompanying
    Exhibit Index.

(b) There were no reports on Form 8-K for the quarter ended September 30, 1997.

                                PACCAR Financial Corp.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            PACCAR Financial Corp.
                                                 (Registrant)



                                       BY:  T. R. Morton
                                          --------------------------
Date: November 7, 1997                      T. R. Morton
                                            President
                                            (Authorized Officer)



                                       BY   M. T. Barkley
                                          --------------------------
                                            M. T. Barkley
                                            Controller
                                            (Chief Accounting Officer)

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine-month periods ended September 30, 1997 and 1996.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the nine-month periods ended September 30, 1997 and 1996.

12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended September 30, 1997 and 1996.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the nine-month period ended September 30, 1997.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.