Form 10-K405
period 1997-12-31
PACCAR FINANCIAL CORP
filed 1998-03-25
CIK 731288

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

For the fiscal year ended December 31, 1997 OR [ ] TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For transition period from __________ to __________

Commission File No. 0-12553

                             PACCAR FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Washington                     91-6029712
       ------------------------     ------------------------------------
       (State of Incorporation)     (I.R.S. Employer Identification No.)

        777 - 106th Avenue N.E., Bellevue, Washington       98004
         (Address of Principal Executive Offices)        (Zip Code)

       Registrant's telephone number, including area code: (425) 468-7100

           Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class           Name of Each Exchange on Which Registered
       -------------------           -----------------------------------------

     Series H Medium-Term Notes
  $5 Million Due December 15, 2000        New York Stock Exchange
  ----------------------------------------------------------------

        Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1998: None

The number of shares outstanding of the registrant's classes of common stock as of March 1, 1998:

                 Common Stock, $100 par value -- 145,000 shares
                 ----------------------------------------------

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

PACCAR Financial Corp.

PACCAR Financial Corp. (the "Company"), a wholly-owned subsidiary of PACCAR Inc ("PACCAR"), is a Washington corporation organized in 1961 to finance the sale of PACCAR products. The Company provides financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealers in the United States. The Company also finances dealer inventories of transportation equipment.

PACCAR

PACCAR is a multi-national company whose principal products are heavy-duty diesel trucks (primarily Class 8 trucks with gross vehicle weight in excess of 33,000 pounds) and related service parts. This business accounted for 91% of PACCAR's total revenues in 1997. PACCAR markets these trucks under the "Kenworth", "Peterbilt", "DAF" and "Foden" nameplates primarily through its dealers. Domestic Kenworth and Peterbilt trucks are manufactured in four plants in the United States. Outside of the U.S., PACCAR manufactures and sells trucks through wholly-owned foreign subsidiary companies in Canada, Australia, Mexico, the Netherlands and, in the United Kingdom, through a wholly-owned US subsidiary. PACCAR also competes in the North American Class 6/7 markets. These medium-duty trucks are assembled at a PACCAR factory in Mexico. Other PACCAR products include industrial winches. PACCAR competes in the truck parts aftermarket primarily through its dealer network and also sells general automotive parts and accessories through retail outlets.

     In the United States, Kenworth and Peterbilt trucks are sold to an independent dealer network, consisting of approximately 300 outlets, for resale to retail purchasers. Trucks manufactured in the United States for export are marketed by a division of PACCAR through an independent international dealer network.

     In addition to the Company, which provides financing and leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Canada, Australia, Mexico and the United Kingdom through five other wholly-owned finance companies.

     As of December 31, 1997, PACCAR and its subsidiaries had total assets of $5.6 billion and stockholders' equity of $1.5 billion. For the year ended December 31, 1997, PACCAR's consolidated revenues and net income were $6.8 billion and $345 million, respectively.

     There were five other principal competitors besides PACCAR in the United States Class 8 truck market in 1997. Based on 1997 industry registration statistics, PACCAR's Kenworth and Peterbilt combined truck sales accounted for approximately 21% of domestic Class 8 new truck registrations. There were seven other principal competitors in the European medium and heavy commercial vehicle market in 1997 including parent companies to three competitors of PACCAR in the United States. PACCAR's subsidiary, DAF, had a 9% overall market share in Western Europe. Both the domestic and European heavy-duty truck markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for a significant amount of its sales.

     PACCAR's common stock, $1 par value, is traded on the Nasdaq National Market under the symbol "PCAR". PACCAR is subject to the informational requirements of the Securities Exchange Act of 1934 and in accordance therewith files reports and other information with the Securities and Exchange

Commission (the "Commission"). All reports, proxy statements and other information filed by PACCAR with the Commission may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549; Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661; at 7 World Trade Center, 13th Floor, New York, New York 10048, or through the Commission's internet site at www.sec.gov.

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

     As of December 31, 1997, the Company employed 283 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

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

     The Company also offers wholesale physical damage insurance on new trucks, used trucks and trailer inventory to dealers having Wholesale Contracts with the Company. Through a retention program, the Company retains premium revenues and annual loss exposure up to that year's premium revenues. Losses beyond premium revenues for that year are reinsured by an unrelated insurance carrier.

          CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

     At December 31, 1997, the largest single customer for Retail Contracts, Direct Loans or Leases represented 1.4% of the Company's net receivables, and the five largest such accounts amounted to 4.4% of net receivables.

     At December 31, 1997, the Company had four Master Note dealers. Master Note borrowings totaled 10.5% of the Company's net receivables, while the largest Master Note dealer's borrowing amounted to 7.0% of the Company's net receivables. Master Note receivables are secured by numerous retail installment contracts which offset the amount of dealer concentration.

     With respect to wholesale financing, at December 31, 1997, there was no significant customer concentration.

Past Due Receivables and Allowance for Losses

     An account is considered past due by the Company if any portion of an installment is due and unpaid for more than 30 days. In periods of adverse economic conditions, past due levels, repossessions and credit losses generally increase.

   The Company maintains an allowance for losses on receivables at a level which it considers to be adequate to cover management's estimates of losses. The following table summarizes the activity in the Company's allowance for losses on receivables and presents related ratios:

                              Allowance for Losses
                             ----------------------
                             (Thousands of Dollars)

                                                                                        Year Ended December 31

                                                                             ----------------------------------------------
                                                                                  1997           1996            1995
                                                                                  ----           ----            ----

Balance at beginning of period                                                 $  36,000       $  35,790      $  29,900
Provision for losses                                                               6,245           3,279          4,816
Net (losses) recoveries                                                           (4,895)         (3,069)         1,074
                                                                               ----------      ---------      ---------
Balance at end of period                                                       $  37,350       $  36,000      $  35,790
                                                                               =========       =========      =========
Ratios:

   Net (losses) recoveries to average net                                         (.23)%         (.15)%            .06%
        receivables and equipment on operating leases
   Allowance for losses to period end net                                          1.70%          1.70%           1.72%
        receivables and equipment on operating leases
    Period end gross contracts and leases past                                     1.05%           .93%            .56%
        due (over 60 days) to period end gross
        contracts and lease receivables

     For discussion of the allowance for losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1995 - 1997."

                        COMPETITION AND ECONOMIC FACTORS

     The truck financing business is highly competitive among banks, commercial finance companies, captive finance companies and leasing companies. Many of these institutions have substantially greater financial resources than the Company and may borrow funds at lower rates.

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

                                SOURCES OF FUNDS

     The operations of the Company are financed by borrowings, retained earnings, and PACCAR equity investments. The Company's profitable acquisition of additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate, with a term of generally five years or less.

     To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are funded primarily with publicly offered fixed rate medium-term notes and commercial paper. Floating rate assets are funded primarily with commercial paper with maturities of three months or less. As a result, the Company's interest margin on existing business does not change significantly as interest rates change.

     The Company enters into over-the-counter interest rate contracts as a tool to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources--commercial paper and fixed rate medium-term notes. Fixed interest rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. Floating interest rate swaps, matched to either fixed or floating rate debt, are used to convert to a floating rate index more appropriate to the Company's floating rate assets. Interest rate caps are occasionally purchased to hedge the floating rate funding cost of floating rate assets that have a maximum yield. As of December 31, 1997, the total notional principal amount of interest rate contracts outstanding were as follows: $550 million of interest rate swaps resulting in a fixed rate payment obligation; and $15 million of interest rate caps. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial. The permitted types of interest rate contracts, their transaction limits and related approval authorizations have been established by the Company's senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company's senior management.

     As of December 31, 1997, PACCAR and the Company together had $410 million of unused, confirmed bank lines of credit that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. Neither PACCAR nor the Company is liable for any borrowings of the other under these lines of credit.

     As of December 31, 1997, the Company had $964 million of medium-term notes outstanding, $463 million of which was due within 12 months. See "Note E--Borrowings" in the Notes to Financial Statements for medium-term note maturities.

     An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company's medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

                            RELATIONSHIP WITH PACCAR

General

     The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company's principal source of financing business. The Company receives administrative support from and pays dividends to PACCAR, and may occasionally borrow funds from or lend money to PACCAR or its Affiliates. Since the directors of the Company are all executives of PACCAR or its affiliated companies and PACCAR is the sole owner of the Company's outstanding voting common stock, PACCAR can determine the course of the Company's business. See "Note D--Transactions with PACCAR and Affiliates" in the Notes to Financial Statements.

Support Agreement

     The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for each of the years ended December 31, 1993 - 1997 was met without assistance.

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

     The Company began in 1994 to pay a dividend to PACCAR for the additional paid-in capital invested in the prior year. Cash dividends of $2.7 million, $2.9 million and $2.7 million were paid in 1997, 1996 and 1995, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for the Company and should be read in conjunction with the more detailed financial statements included under "Financial Statements and Supplementary Data." The information with respect to each of the five years in the period ended December 31, 1997 has been derived from the Company's audited financial statements.

                          Balance Sheet Data and Income Statement Data
                          --------------------------------------------
                                   (Thousands of Dollars)


Balance Sheet Data                                                       As of December 31
------------------
                               ----------------------------------------------------------------------------------

                                    1997            1996             1995             1994            1993
                                    ----            ----             ----             ----            ----

Total Assets                   $   2,201,064   $   2,120,612      $ 2,074,405     $ 1,770,769     $ 1,493,880
Total Liabilities                  1,857,660       1,807,559        1,792,934       1,517,436       1,267,130
Stockholder's Equity                 343,404         313,053          281,471         253,333         226,750



Income Statement Data                                       Year Ended December 31
---------------------
                                  ----------------------------------------------------------------------------------

                                       1997            1996             1995             1994            1993
                                       ----            ----             ----             ----            ----

Finance and Insurance Margin       $     82,214    $     79,543      $    74,975      $    67,435     $    58,518
Operating and Other Expenses             25,272          24,084           23,429           22,815          21,990
Provision for Losses                      6,245           3,279            4,816            2,473           6,079
                                   ------------    ------------      -----------      -----------     -----------

Income Before Income Taxes               50,697          52,180           46,730           42,147          30,449

Income Taxes                             19,785          20,321           18,809           16,968          13,446
                                   ------------    ------------      -----------      -----------     -----------

Net Income                         $     30,912    $     31,859      $    27,921      $    25,179     $    17,003
                                   ============    ============      ===========      ===========     ===========

Ratio of Earnings to Fixed                1.50x           1.53x            1.52x            1.67x           1.66x
   Charges (1)


(1) For purposes of this ratio, earnings consist of income from operations plus fixed charges. Fixed charges consist of interest expense plus one-third of rent expense (which is deemed representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements but differs from the method called for in the Support Agreement between the Company and PACCAR. The ratios computed pursuant to the Support Agreement were 1.57x, 1.62x, 1.63x, 1.82x and 1.89x for the years 1997 - 1993, respectively. See Exhibits 12.1 and 12.2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 1995 - 1997

Results of Operations 1997 Compared to 1996:

     The finance margin increased 3% to $80.4 million for 1997 from $77.9 million in 1996 due primarily to growth in receivable balances. Average receivables grew 2% to $2,115 million in 1997 from $2,069 million in 1996 reflecting two consecutive years of record new business volume. The increase in volume for 1997 was led by a 23% increase in trailer and used truck financing, while new Class 8 financing increased by 4%. The average margin rate on the receivables declined for the third year due to intense rate competition in the truck lending market.

     Selling, general and administrative expenses were 5% higher in 1997 than 1996 due to increased staffing costs. The provision for losses increased 91% to $6.2 million in 1997 from $3.3 million in 1996 due to asset growth and higher credit losses. The Company experienced net credit losses of $4.9 million in 1997 compared to $3.1 million in 1996 primarily due to higher repossession rates among owner operator customers. At the end of 1997, the allowance for losses as a percentage of earning assets remained unchanged from 1996 at 1.70%. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment.

     As a result of the foregoing factors, net income for 1997 decreased 3% to $30.9 million from $31.9 million in 1996.

1996 Compared to 1995:

     Net income increased 14% to $31.9 million in 1996 from $27.9 million in 1995. The growth resulted primarily from a $3.7 million increase in the finance margin attributable to growth in receivables. Average receivables increased 10% to $2,069 million in 1996 from $1,884 million in 1995 due mainly to increases in new business volume. The provision for losses decreased 32% to $3.3 million from $4.8 million in 1995 despite the fact that net credit losses totaled $3.1 million compared to net credit recoveries of $1.1 million in 1995. This was due to a decline in the growth rate of receivables from 18% in 1995 to 10% in 1996 and a decline in the allowance for losses as a percentage of earning assets to 1.70% in 1996 compared to 1.72% in 1995.

Funding and Liquidity

     The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered senior debt securities under the Securities Act of 1933 for offering to the public. In 1996, the Company registered $1 billion of senior debt securities for offering to the public. At the end of 1997, there were $265 million of such securities available for issuance. Upon issuance of the remaining securities, the Company expects to register additional senior debt securities for offering to the public.

     The Company believes that it has sufficient financial capabilities, including internally generated funds, access to public and private debt markets, lines of credit and other financial resources, to fund current business needs and service debt maturities.

     The Company has evaluated its computer systems and applications and determined that Year 2000 compliance issues have not had and are not anticipated in the future to have a material impact on the Company's financial position or results of operations. The Company and PACCAR have initiated formal communications with its major suppliers and service providers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

     Equipment additions for 1997 included $3.5 million for investments in state-of-the-art software and hardware as part of the Company's continuing investment to improve the market acceptance and quality of its products and services. During the next several years, average spending for such systems improvements at the Company is expected to be higher.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and related schedules described under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," are included following this page.

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors
PACCAR Inc and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) as of December 31, 1997 and 1996, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            /S/ Ernst & Young LLP

Seattle, Washington
February 16, 1998

BALANCE SHEETS
PACCAR Financial Corp.

                                                                           December 31
                                                                     1997                1996
                                                          ------------------- --------------------
                                                                  (Thousands of Dollars)
ASSETS

  Cash                                                          $   13,370          $   13,154
  Finance and other receivables net of
     allowance for losses of $37,350 ($36,000 in 1996)           2,136,315           2,059,961
  Equipment on operating leases net of
     depreciation of $16,332 ($18,628 in 1996)                      34,593              35,016
  Other assets                                                      16,786              12,481
                                                          ------------------- --------------------

TOTAL ASSETS                                                  $  2,201,064        $  2,120,612
                                                          ------------------- --------------------


LIABILITIES

  Accounts payable and accrued expenses                         $   36,580          $   37,960
  Payable for finance receivables acquired                          35,799              45,866
  Commercial paper and other short-term borrowings                 759,016             699,616
  Medium-term notes                                                964,000             964,000
  Income taxes - current and deferred                               62,265              60,117
                                                          ------------------- --------------------

  TOTAL LIABILITIES                                              1,857,660           1,807,559
                                                          ------------------- --------------------


STOCKHOLDER'S EQUITY

  Preferred stock, par value $100 per share,
     6% noncumulative and nonvoting,
     450,000 shares authorized,
     310,000 shares issued and outstanding                          31,000              31,000
  Common stock, par value $100 per share,
     200,000 shares authorized,
     145,000 shares issued and outstanding                          14,500              14,500
  Paid-in capital                                                   11,706               9,612
  Retained earnings                                                286,198             257,941
                                                          ------------------- --------------------

  TOTAL STOCKHOLDER'S EQUITY                                       343,404             313,053
                                                          ------------------- --------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $  2,201,064        $  2,120,612
                                                          ------------------- --------------------



See accompanying notes.

STATEMENTS OF INCOME AND RETAINED EARNINGS
PACCAR Financial Corp.

                                                               Year Ended December 31
                                                         1997          1996            1995
                                                     ------------- ------------- --------------
                                                                (Thousands of Dollars)

  Interest and other income                           $  181,152    $ 175,836     $  162,956
  Rentals on operating leases                              9,801       11,767         13,008
                                                     ------------- --------------  -------------

TOTAL FINANCE INCOME                                     190,953      187,603         175,964

  Interest expense                                       101,440       98,536          89,796
  Other borrowing expense                                  1,810        1,803           1,575
  Depreciation expense related
     to operating leases                                   7,319        9,358          10,379
                                                     ------------- -------------- --------------

  TOTAL FINANCE EXPENSES                                 110,569      109,697         101,750
                                                     ------------- -------------- --------------

  FINANCE MARGIN                                          80,384       77,906          74,214

  Insurance premiums earned                                5,726        5,528           4,349
  Insurance claims and underwriting expenses               3,896        3,891           3,588
                                                     ------------- -------------- --------------

  INSURANCE MARGIN                                         1,830        1,637             761

  Selling, general and
     administrative expenses                              25,272       24,084          23,429
  Provision for losses on receivables                      6,245        3,279           4,816
                                                     ------------- -------------- --------------

INCOME BEFORE INCOME TAXES                                50,697       52,180          46,730

  Federal and state income taxes                          19,785       20,321          18,809
                                                     ------------- -------------- --------------

NET INCOME                                                30,912       31,859          27,921

  Retained earnings at beginning of year                 257,941      229,015         203,809
  Cash dividends paid                                     (2,655)      (2,933)         (2,715)
                                                     ------------- -------------- --------------

RETAINED EARNINGS AT END OF YEAR                     $   286,198   $  257,941      $  229,015
                                                     ------------- -------------- --------------




See accompanying notes.

STATEMENTS OF CASH FLOWS
PACCAR Financial Corp.


                                                                      Year Ended December 31
                                                             1997               1996             1995
                                                         -------------    -------------      -------------
                                                                       (Thousands of Dollars)

OPERATING ACTIVITIES:

  Net income                                             $     30,912      $     31,859     $     27,921
  Items included in net income not
     affecting cash:
     Provision for losses on receivables                        6,245             3,279            4,816
     Increase (decrease) in deferred taxes payable              1,573            (3,640)          (5,326)
     Depreciation and amortization                             12,073            14,057           14,271
   (Decrease) increase in payables and other                   (5,208)           12,402            3,899
                                                          -------------    -------------     -----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                           45,595            57,957           45,581

INVESTING ACTIVITIES:

  Finance and other receivables acquired                   (1,155,213)       (1,053,350)      (1,045,186)
  Collections on finance and other receivables              1,017,968           942,736          813,215
  Net decrease (increase) in wholesale
     receivables                                               40,857            53,404          (97,943)
  Acquisition of equipment                                    (17,132)          (11,421)         (10,391)
  Proceeds from disposal of equipment                           9,303            11,880            11,636
                                                          -------------    -------------     ------------

NET CASH USED IN
INVESTING ACTIVITIES                                         (104,217)          (56,751)        (328,669)

FINANCING ACTIVITIES:

  Net increase in commercial paper
     and other short-term borrowings                           59,400            41,759          196,681
  Decrease in advances payable to PACCAR                            -                 -          (46,000)
  Proceeds from medium-term notes                             415,000           375,000          458,000
  Payments of medium-term notes                              (415,000)         (410,500)        (328,800)
  Additions to paid-in capital                                  2,093             2,655            2,933
  Payment of cash dividend                                     (2,655)           (2,933)          (2,715)
                                                          ------------      ------------     ------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                           58,838             5,981          280,099
                                                          ------------      ------------     ------------

NET INCREASE (DECREASE) IN CASH                                   216             7,187           (2,989)

CASH AT BEGINNING OF YEAR                                      13,154             5,967            8,956
                                                          -------------     ------------      -----------

CASH AT END OF YEAR                                        $   13,370        $   13,154         $  5,967
                                                          -------------     ------------      -----------

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1997
(Thousands of Dollars)

NOTE A--SUMMARY OF ACCOUNTING POLICIES

Industry: PACCAR Financial Corp. (the "Company"), a wholly-owned subsidiary of PACCAR Inc ("PACCAR"), provides financing of trucks and related equipment manufactured primarily by PACCAR and sold by authorized dealers. The Company also finances dealer inventories of transportation equipment. The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company's principal source of financing business.

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

Estimated Credit Losses: The provision for losses on finance and other receivables is charged to income in an amount sufficient to maintain the allowance for losses at a level considered adequate to cover estimated losses. Receivables are charged to this allowance when, in the judgment of management, they are deemed uncollectible (usually upon repossession of the collateral). On certain retail contracts acquired from the dealers, the dealer retains liability, up to specified limits, for the credit loss on the sale of a repossessed vehicle. The amount and collectibility of dealer recourse provisions have been considered in establishing the allowance for credit losses.

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

Equipment: Equipment on operating leases is recorded at cost and depreciated on a straight-line basis over the contract term of each operating lease to an estimated residual value.

Income Taxes: The Company is included in the consolidated federal income tax return of PACCAR. Any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1997
(Thousands of Dollars)


Derivative Financial Instruments: The Company enters into interest rate contracts and cap agreements to manage certain exposures to fluctuations in interest rates. The Company uses interest rate contracts to better match the interest rate characteristics of the Company's finance receivables with the borrowings used to fund those receivables and to limit the Company's exposure to rising interest rates. Interest rate contracts involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal. Net amounts paid or received are reflected as adjustments to interest expense. Interest rate cap premiums paid are amortized to interest expense ratably during the life of the agreement. The fair values of interest rate swap and cap agreements are not recognized in the financial statements. Realized gains or losses at the time of maturity, termination or repayment of an interest rate contract or cap agreement are recorded in a manner consistent with the original designation of the interest rate contract or cap agreement in view of the nature of the repayment transaction. It is the Company's intent to hold the contracts to maturity.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1997 presentation.

New Accounting Pronouncements: In 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standard No. 130, Comprehensive Income (Statement 130), which establishes standards for reporting comprehensive income. The Company is required to adopt Statement 130 in 1998. The Company does not expect the impact of Statement 130 to be material.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1997
(Thousands of Dollars)


NOTE B--RECEIVABLES

Terms for substantially all finance and other receivables range up to 60 months. Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

The Company's finance and other receivables are as follows:

                                                                      December 31
                                                                 1997            1996
                                                            --------------- ------------
Notes and contracts due within:

   One year                                                 $   755,461       $  730,346
   Two years                                                    513,867          485,406
   Three years                                                  346,027          318,541
   Four years                                                   176,638          162,118
   Five years and beyond                                         61,872           42,327
                                                            --------------- ---------------
                                                              1,853,865        1,738,738

Wholesale financing                                             115,143          156,000
Direct financing leases (including estimated residual
   values of $8,802 and $10,650)                                328,037          329,233
Interest and other receivables                                    8,306            8,475
                                                            --------------- ---------------

                                                              2,305,351        2,232,446

Unearned interest:

   Notes and contracts                                          (93,247)         (98,409)
   Direct financing leases                                      (38,439)         (38,076)
                                                            --------------- ---------------

                                                               (131,686)        (136,485)
                                                            --------------- ---------------


Net finance and other receivables                            $ 2,173,665       $ 2,095,961
                                                            --------------- ---------------

Future minimum lease payments on direct financing leases totaled $319,235 at December 31, 1997; and are due as follows: $106,291 in 1998; $87,747 in 1999;
$66,495 in 2000; $43,414 in 2001; and $15,288 in 2002 and beyond.

The allowance for losses on receivables is summarized as follows:


                                     1997           1996         1995
                                  -------------- ------------- -----------

Balance at beginning of year      $  36,000      $  35,790     $ 29,900
Provision for losses                  6,245          3,279        4,816
Net (losses) recoveries              (4,895)        (3,069)       1,074
                                  -------------- ------------- -----------

Balance at end of year            $  37,350      $  36,000     $ 35,790
                                  -------------- ------------- -----------

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1997
(Thousands of Dollars)


At December 31, 1997 and 1996, the recorded investments in notes and contracts that were considered to be impaired were $20,353 and $15,221, respectively. Included in the allowance for losses were specific reserves of $5,172 and $3,593 on these impaired notes and contracts. The average recorded investment in impaired notes and contracts during the years ended December 31, 1997 and 1996, was $27,021 and $16,429, respectively. For the years ended December 31, 1997 and 1996, the Company recognized interest income of $963 and $716 respectively, on those impaired loans, all of which was recognized using the cash basis method of income recognition.

NOTE C--OPERATING LEASES

Terms of operating leases range up to 43 months. Future annual minimum rental payments to be received for transportation equipment on operating leases beginning January 1, 1998 are: $7,538 in 1998; $5,358 in 1999; $2,773 in 2000
and $331 in 2001.

NOTE D--TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company has a Support Agreement with PACCAR that requires, among other provisions, that PACCAR maintain a ratio of earnings to fixed charges, as defined, for the Company of at least 1.25 to 1 for any fiscal year, and that PACCAR own all outstanding voting stock of the Company. The required ratio of
1.25 to 1 for the years ended December 31, 1997, 1996 and 1995, was met without assistance.

PACCAR charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $1,976, $2,676 and $3,126 for 1997, 1996 and 1995, respectively, were charged to the Company. In lieu of current year payment, PACCAR recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR for the paid-in capital invested in the prior year. Cash dividends of $2.7 million, $2.9 million, and $2.7 million were paid in 1997, 1996 and 1995, respectively.

The Company's employees are covered by a defined benefit pension plan, an unfunded postretirement medical and life insurance plan and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets, defined benefit accumulated plan benefits and defined contribution plan benefits relating to the Company have not been made. Expenses charged to the Company by PACCAR for these plans were $820, $791, and $683 for years 1997, 1996 and 1995, respectively.

Periodically, the Company borrows funds from PACCAR and makes market-rate short and medium-term loans to PACCAR. At December 31, 1997, 1996 and 1995, there were no outstanding loans for the Company from or to PACCAR.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1997
(Thousands of Dollars)


The Company may periodically make market-rate short and medium-term loans to other PACCAR finance subsidiaries (the "Affiliates"), the repayment of which may sometimes be guaranteed by PACCAR. The aggregate of all loans to the Affiliates which are not guaranteed by PACCAR will not exceed the equivalent of 50 million United States dollars. These Affiliates are PACCAR Financial Limited ("PFL", operating in the United Kingdom), PACCAR Financial Services Ltd. ("PFS", operating in Canada), and PACCAR Financial Pty. Ltd. ("PFPL", operating in Australia), and the loans will be in Sterling, Canadian dollars, or Australian dollars, respectively. The Company will fully hedge any currency exposure resulting from these loans. Each of these Affiliates has a support agreement with PACCAR which obligates PACCAR to provide, when required, financial assistance to such Affiliate to insure that the ratio of net earnings available for fixed charges to fixed charges (as defined in the agreement) is at least
1.25 to 1, in the case of PFS and PFL, or 1.20 to 1, in the case of PFPL, for any fiscal year. The required ratio for each Affiliate for the years ended December 31, 1997, 1996 and 1995, was met without assistance. At December 31, 1997, 1996, and 1995, there were no outstanding loans from the Company to any Affiliate.

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.

NOTE E--BORROWINGS

   Borrowings are summarized as follows:

                                         Effective
                                           Rate*        1997           1996
                                       ------------ ------------ -------------

      Commercial paper                     5.75%    $   715,016  $   642,616
      Other short-term borrowings          5.78%         44,000       57,000
      Fixed rate medium-term notes         6.37%        789,000      834,000
      Floating rate medium-term notes      5.70%        175,000      130,000
                                       ------------ ------------ -------------

             Total                         6.03%    $ 1,723,016  $ 1,663,616
                                       ------------ ------------ -------------

*The effective rate is the weighted average rate as of December 31, 1997 and includes the effects of interest rate agreements.

Principal amounts of medium-term notes due over the next five years beginning January 1, 1998 are $463,000 in 1998, $223,000 in 1999, $193,000 in 2000,
$75,000 in 2001, and $10,000 in 2002.

Cash paid for interest (net of swap interest received) was $101,845 in 1997, $102,414 in 1996, and $84,208 in 1995.

At December 31, 1997, the Company had outstanding 44 interest rate contracts with various financial institutions consisting of $550 million of interest rate swaps and $15 million of interest rate caps, for a total notional principal amount of $565 million. The notional principal of these contracts matures as follows: $361 million in 1998, $180 million in 1999, and $24 million in 2000. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote and any losses would be immaterial.

At December 31, 1997, the interest rate swap weighted average pay rate of 6.03% substantially represents the Company's net cost of funds rate after the effect of the interest rate swaps. The weighted average receive rate of 5.97% offsets the pay rate on associated debt obligations.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1997
(Thousands of Dollars)


NOTE F-- CREDIT ARRANGEMENTS

The Company and PACCAR together have lines of credit arrangements with various commercial banks that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. At December 31, 1997, the unused portion of these credit lines was $410 million. The Company compensates the banks for providing lines of credit with fees that are immaterial.

The Company has entered into facility agreements with various lending institutions, under which the lending institutions may sell a participation or assign all or a portion of the note to other institutions. These notes generally mature within 30 days. At December 31, 1997, there were $19 million in notes outstanding, compared with $32 million at December 31, 1996.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1997
(Thousands of Dollars)

NOTE G--INCOME TAXES

The provision for income taxes consists of the following:

                                       Year Ended December 31
                                  1997         1996        1995
                              ------------- ---------- ------------
Current provision

  Federal                     $   15,279    $  20,531  $   20,149
  State                            2,934        3,430       3,986
                              ------------- ---------- ------------
                                  18,213       23,961      24,135

Deferred expense (benefit)         1,572      (3,640)      (5,326)
                              ------------- ---------- ------------

                              $   19,785    $  20,321  $   18,809
                              ------------- ---------- ------------

A reconciliation between the statutory federal income tax rate and the actual provision for income taxes is shown below:

                                              Year Ended December 31
                                         1997         1996     1995
                                       ---------- ----------- ----------

Tax at the statutory rate of 35%       $ 17,743   $  18,263   $ 16,355
Effect of state income taxes and other    2,042       2,058      2,454
                                       ---------- ----------- ----------
                                       $ 19,785   $  20,321   $ 18,809
                                       ---------- ----------- ----------

Cash paid for income taxes was $17,386 in 1997, $23,802 in 1996, and $18,032 in 1995.

Deferred income tax assets and liabilities consisted of the following:

                                          As of December 31
                                        1997            1996

                                      ----------- --------------
Deferred tax liabilities:

   Depreciation                       $   71,748   $   70,329
   State income tax                        8,621        8,492
                                      ----------- --------------
                                          80,369       78,821

Deferred tax (assets):

   Allowance for doubtful accounts       (13,073)     (12,600)
   Other                                  (4,783)      (5,280)
                                      ----------- --------------
                                         (17,856)     (17,880)

                                      ----------- --------------

Net deferred tax liability            $   62,513   $   60,941
                                      ----------- --------------

                                       22

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1997
(Thousands of Dollars)


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

Off-Balance-Sheet Instruments: Fair values for the Company's interest rate contracts are based on costs which would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties' credit standings at current market interest rates or currency exchange rates.

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

The carrying amount of trade payables and receivables approximate their fair value and have been excluded from the accompanying table.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                 1997                        1996
                                       -----------------------     ----------------------
                                       Carrying           Fair      Carrying       Fair
                                        Amount            Value       Amount       Value
                                        ------            -----       ------       ------
Cash                                   $  13,370      $  13,370    $  13,154    $  13,154
Net receivables                        1,852,525      1,839,437    1,775,005    1,763,657
Commercial paper and bank loans          759,016        759,016      699,616      699,616
Medium-term notes                        964,000        964,709      964,000      962,482



The Company's intent is to hold interest rate contracts until maturity. If recorded at fair value at December 31, 1997, the Company's off-balance-sheet financial instruments (interest rate contracts) would represent gross assets of $92 and offsetting gross liabilities of $835, resulting in a net liability of $743. If recorded at fair value at December 31, 1996, the Company's off-balance-sheet financial instruments would have reflected a net liability balance of $425.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1997
(Thousands of Dollars)


NOTE I--QUARTERLY RESULTS  (Unaudited)

                                                      QUARTER

                                  -----------------------------------------------------
                                   First         Second         Third        Fourth
                                   -----         ------         -----        ------
1997

Gross income                      $ 48,317       $48,322      $ 49,320    $  50,720
Income before income taxes          12,744        12,791        12,916       12,246
Net income                           7,782         7,805         7,882        7,443

1996

Gross income                      $ 48,196       $48,155      $ 48,369    $  48,411
Income before income taxes          13,152        12,971        13,133       12,924
Net income                           8,035         7,919         8,018        7,887





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company at February 14, 1998, their ages, current positions with the Company and principal occupations during the past five years are set forth in the following table. The table also shows directorships held by a director in public corporations.

                        Directors and Executive Officers

                                    Present Position and Other Position(s)
   Name and Age                         Held During Last Five Years

 ------------------        ----------------------------------------------------

Mark C. Pigott (44)        Chairman and Director. Chairman, Chief Executive
                           Officer, and Director of PACCAR; Vice Chairman of
                           PACCAR from January 1995 to December 1996; Executive
                           Vice President of PACCAR from December 1993 to
                           January 1995; previously Senior Vice President of
                           PACCAR.

T. Ronald Morton (51)      President and Director. President of the Company
                           since August 1988. Senior Vice President of PACCAR
                           since June 1995.

G. Don Hatchel (53)        Vice President and Director. Vice
                           President-Controller of PACCAR since January 1991.

David J. Hovind (57)       Director. President and Director of PACCAR since
                           January 1992. Executive Vice President of PACCAR from
                           July 1987 to January 1992.

Ronald E. Ranheim (53)     Director. Treasurer of PACCAR since July 1996.
                           Treasurer of PFC from March 1986 to July 1996.

James L. Shiplet (59)      Director. President of PACCAR Leasing Corporation
                           since September 1987.

Michael A. Tembreull (51)  Director. Vice Chairman of PACCAR since January 1995.
                           Executive Vice President of PACCAR from January 1992 to January 1995. Senior Vice President of PACCAR from
                           September 1990 to January 1992.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The following financial statements of the Company are included in Item 8:

      At December 31, 1997 and 1996 and for the Years Ended December 31, 1997, 1996, and 1995

           Balance Sheets -- December 31, 1997 and 1996

           Statements of Income and Retained Earnings -- Years Ended December 31, 1997, 1996 and 1995

           Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995

           Notes to Financial Statements -- December 31, 1997

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed and, therefore, have been omitted.

           Listing of Exhibits

  The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1997

There were no reports on Form 8-K for the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PACCAR Financial Corp.

                             By

                                  ---------------------
                                    T. Ronald Morton
                                    President

Date:  March 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)   Principal Executive Officer

                                                       President
          --------------------------
          T. Ronald Morton

(2)   Principal Financial Officer

                                                       Treasurer
         ---------------------------
         Patricia A. Donohoe

(3)   Principal Accounting Officer

                                                       Controller
          --------------------------
          Michael T. Barkley

(4)   A Majority of the Board of Directors:

          --------------------------
          T. Ronald Morton

         G. Don Hatchel*
         David J. Hovind*
         Mark C. Pigott*
         Ronald E. Ranheim*
         James L. Shiplet*
         Michael A. Tembreull*

*By
         --------------------------
         T. Ronald Morton
         Attorney-in-Fact

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

  4.2 Forms of Medium-Term Note, Series F (incorporated by reference to Exhibits 4.3A, 4.3B and 4.3C to the Company's Registration Statement on Form S-3 dated May 26, 1992, Registration Number 33-48118). Form of Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series F (incorporated by reference to
            Exhibit 4.4 to the Company's Registration Statement on Form S-3 dated May 26, 1992, Registration Number 33-48118).

  4.3 Forms of Medium-Term Note, Series G (incorporated by reference to Exhibits 4.3A and 4.3B to the Company's Registration Statement on Form S-3 dated December 8, 1993, Registration Number 33-51335). Form of Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series G (incorporated by reference to
            Exhibit 4.4 to the Company's Registration Statement on Form S-3 dated December 8, 1993, Registration Number 33-51335).

  4.4 Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to the Company's Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623). Form of Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series H (incorporated by reference to
            Exhibit 4.4 to the Company's Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

  10.1 Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

  12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years in the period ended December 31, 1997.

  12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for each of the five years in the period ended December 31, 1997.

  12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years in the period ended December 31, 1997.

  24.1      Consent of Independent Auditors.

  25.1      Power of attorney of certain officers and directors.

  27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the year ended December 31, 1997.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.