Form 10-Q
period 1998-03-31
PACCAR FINANCIAL CORP
filed 1998-05-13
CIK 731288

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ended March 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _______________ to _______________

Commission File No. 0-12553

                           PACCAR FINANCIAL CORP.
------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

             WASHINGTON                              91-6029712
-------------------------------------     ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


      777 - 106TH AVENUE N.E., BELLEVUE, WASHINGTON          98004
      --------------------------------------------------------------
      Address of Principal Executive Offices)              (Zipcode)

    Registrant's telephone number, including area code: (425) 468-7100


    ------------------------------------------------------------------
          Former name, former address and former fiscal year, if
                       changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at April 30, 1998.


    THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR Inc AND MEETS THE
        CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF
         FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED
                                 DISCLOSURE FORMAT.

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)

                                                                   March 31        December 31
                                                                     1998              1997*
                                                                  ----------------------------
                                                                  (Unaudited)
ASSETS
  Cash                                                            $    7,766      $   13,370
  Finance and other receivables, net of
     allowance for losses of $38,440 ($37,350 in 1997)             2,206,260       2,136,315
  Equipment on operating leases, net of
     allowance for depreciation of $15,318 ($16,332 in 1997)          32,269          34,593
  Other assets                                                        19,219          16,786
                                                                  --------------------------
TOTAL ASSETS                                                      $2,265,514      $2,201,064
                                                                  --------------------------
                                                                  --------------------------


LIABILITIES
  Accounts payable and accrued expenses                           $   23,983      $   36,580
  Payable for finance receivables acquired                            11,240          35,799
  Commercial paper and other short-term borrowings                   852,790         759,016
  Medium-term notes                                                  960,000         964,000
  Income taxes - current and deferred                                 67,344          62,265
                                                                  --------------------------
TOTAL LIABILITIES                                                  1,915,357       1,857,660
                                                                  --------------------------

STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share
     6% noncumulative and nonvoting
     450,000 shares authorized,
     310,000 shares issued and outstanding                            31,000          31,000
  Common stock, par value $100 per share
     200,000 shares authorized,
     145,000 shares issued and outstanding                            14,500          14,500
  Paid-in capital                                                     13,484          11,706
  Retained earnings                                                  291,173         286,198
                                                                  --------------------------
TOTAL STOCKHOLDER'S EQUITY                                           350,157         343,404
                                                                  --------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $2,265,514      $2,201,064
                                                                  --------------------------
                                                                  --------------------------

* The December 31, 1997 Balance Sheet has been derived from audited financial statements.

See accompanying notes.

Item 1 FINANCIAL STATEMENTS

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)

                                                          Three Months Ended
                                                                March 31
                                                            1998        1997
                                                        ----------------------
                                                              (Unaudited)
  Interest and other income                              $ 45,832     $ 44,402
  Rentals on operating leases                               2,414        2,520
                                                        ----------------------
TOTAL FINANCE INCOME                                       48,246       46,922

  Interest expense                                         25,949       24,608
  Other borrowing expense                                     529          447
  Depreciation expense related
     to operating leases                                    1,771        2,006
                                                        ----------------------
TOTAL FINANCE EXPENSES                                     28,249       27,061
                                                        ----------------------
FINANCE MARGIN                                             19,997       19,861
   Insurance premiums earned                                1,509        1,395
   Insurance claims and underwriting expenses               1,097        1,034
                                                        ----------------------
INSURANCE MARGIN                                              412          361
   Selling, general &
     administrative expenses                                6,713        5,994
   Provision for losses on receivables                      1,905        1,484
                                                        ----------------------
INCOME BEFORE INCOME TAXES                                 11,791       12,744
   Federal and state income taxes                           4,724        4,962
                                                        ----------------------
NET INCOME                                                  7,067        7,782
   Retained earnings at beginning of period               286,198      257,941
   Cash dividends paid                                     (2,092)      (2,654)
                                                        ----------------------
RETAINED EARNINGS AT END OF PERIOD                       $291,173     $263,069
                                                        ----------------------
                                                        ----------------------

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Inc.


See accompanying notes.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                               Three Months Ended
                                                                    March 31
                                                               1998           1997
                                                           -------------------------
                                                                  (Unaudited)
OPERATING ACTIVITIES:
  Net income                                               $   7,067       $   7,782
  Items included in net income not
       affecting cash:
     Provision for losses on receivables                       1,905           1,484
     Decrease in deferred taxes payable                       (3,626)         (2,763)
     Depreciation and amortization                             2,957           3,202
  Decrease in payables,
     income taxes and other                                   (6,697)         (7,488)
                                                           --------------------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                           1,606           2,217

INVESTING ACTIVITIES:
  Finance and other receivables acquired                    (297,502)       (280,560)
  Collections on finance and other receivables               222,743         238,396
  Net (increase)/decrease in wholesale receivables           (21,753)         13,753
  Acquisition of equipment                                    (2,567)           (544)
  Proceeds from disposal of equipment                          2,410           3,375
                                                           -------------------------
NET CASH USED IN
INVESTING ACTIVITIES                                         (96,669)        (25,580)

FINANCING ACTIVITIES:
  Net increase in commercial paper
     and other short-term borrowings                          93,773          22,331
  Proceeds from medium-term notes                            115,000         105,000
  Payments of medium-term notes                             (119,000)       (106,000)
  Additions to paid-in capital                                 1,778           2,114
  Payment of cash dividend                                    (2,092)         (2,654)
                                                           --------------------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                          89,459          20,791
                                                           -------------------------
NET DECREASE IN CASH                                          (5,604)         (2,572)

CASH AT BEGINNING OF PERIOD                                   13,370          13,154
                                                           -------------------------
CASH AT END OF PERIOD                                      $   7,766       $  10,582
                                                           -------------------------
                                                           -------------------------

See accompanying notes.

                             PACCAR Financial Corp.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE B--TRANSACTIONS WITH PACCAR INC AND AFFILIATES

The Company has a Support Agreement with PACCAR Inc which requires, among other provisions, that PACCAR Inc maintain a ratio of earnings to fixed charges, as defined for the Company of at least 1.25 to 1 for any fiscal year, and that PACCAR Inc own all outstanding voting stock of the Company.

PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of current year payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR Inc for the paid-in capital invested in the prior year. Cash dividends of $2.1 million and $2.7 million were paid to PACCAR Inc in the quarters ended March 31, 1998 and 1997, respectively.

Periodically, the Company borrows funds from PACCAR Inc and makes market-rate short and medium-term loans to PACCAR Inc. At March 31, 1998 and 1997, there were no outstanding loans for the Company from or to PACCAR Inc.

The Company may periodically make market-rate short and medium-term loans to other PACCAR Inc finance subsidiaries (the "Affiliates"), the repayment of which may sometimes be guaranteed by PACCAR Inc. The aggregate of all loans to the Affiliates which are not guaranteed by PACCAR Inc will not exceed the equivalent of 50 million United States dollars. These Affiliates are PACCAR Financial Limited ("PFL", operating in the United Kingdom), PACCAR Financial Services Ltd. ("PFS", operating in Canada), and PACCAR Financial Pty. Ltd. ("PFPL", operating in Australia), and the loans will be in Sterling, Canadian dollars, or Australian dollars, respectively. The Company will fully hedge any currency exposure resulting from these loans. Each of these Affiliates has a support agreement with PACCAR Inc which obligates PACCAR Inc to provide, when required, financial assistance to such Affiliate to insure that the ratio of net earnings available for fixed charges to fixed charges (as defined in the agreement) is at least 1.25 to 1, in the case of PFS and PFL, or 1.20 to 1, in the case of PFPL, for any fiscal year. The required ratio for each Affiliate for the quarters ended March 31, 1998 and March 31, 1997, was met without assistance. At March 31, 1998 and 1997, there were no outstanding loans from the Company to any Affiliate.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The finance margin improved 1% to $20.0 million for first quarter 1998, from $19.9 million for first quarter 1997, primarily due to growth in receivable balances. Average receivables grew 5% to $2.2 billion in first quarter 1998, from $2.1 billion in first quarter 1997, reflecting record first quarter volume. Volume increased 10% to $274 million for 1998 from $249 million last year. The average margin rate on receivables has continued to decline due to intense rate competition in the truck lending market.

Selling, general and administrative expenses of $6.7 million were 12% higher for first quarter 1998 than first quarter 1997 due to increased staffing and related costs. The provision for losses increased 28% to $1.9 million, despite lower credit losses, due to asset growth. The allowance for losses as a percentage of earning assets remained unchanged from March 31, 1997 at 1.7%. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment.

As a result of the foregoing factors, net income for the first quarter of 1998 declined 9% to $7.1 million from $7.8 million for the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

During first quarter 1998, the Company funded its portfolio growth primarily through the issuance of commercial paper, which increased $94 million from December 31, 1997. In 1996, the Company registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. As of March 31, 1998, $150 million of such securities were available for issuance. The Company expects to register additional senior debt securities for offering to the public by the end of June 1998.

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

As of March 31, 1998, the Company and PACCAR Inc maintained total unused bank lines of credit of $500 million which are largely used to support the Company's commercial paper borrowings.

Other information on liquidity and sources of capital as presented in the Company's 1997 Annual Report on Form 10-K continues to be relevant.

                           PART II--OTHER INFORMATION


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

(b) There were no reports on Form 8-K for the quarter ended March 31, 1998.

                             PACCAR Financial Corp.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PACCAR Financial Corp.
                                                (Registrant)




    Date:  May 8, 1998                   BY:  /s/ T. R. Morton
                                              ------------------------------
                                              T. R. Morton
                                              President
                                              (Authorized Officer)





                                         BY:  /s/ M. T. Barkley
                                              ------------------------------
                                              M. T. Barkley
                                              Controller
                                              (Chief Accounting Officer)

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

    12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 1998 and 1997.

    12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the three-month periods ended March 31, 1998 and 1997.

             PACCAR Financial Corp.

                                EXHIBIT INDEX


    12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 1998 and 1997.

    27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the three-month period ended March 31, 1998.

  Other exhibits listed in Item 601 of Regulation S-K are not applicable.