Form 10-Q
period 1998-06-30
PACCAR FINANCIAL CORP
filed 1998-08-13
CIK 731288

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For quarterly period ended June 30, 1998

                                   OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For transition period from _______________ to _______________

                           Commission File No. 0-12553


                             PACCAR FINANCIAL CORP.
            (Exact name of Registrant as specified in its charter)


           WASHINGTON                                  91-6029712
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


         777 - 106TH AVENUE N.E., BELLEVUE, WASHINGTON          98004
            Address of Principal Executive Offices)           (Zipcode)


       Registrant's telephone number, including area code: (425) 468-7100


         -------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at July 31, 1998.


THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR Inc AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

ITEM 1  FINANCIAL STATEMENTS


                              PACCAR Financial Corp.

                                  BALANCE SHEETS
                              (Thousands of Dollars)


                                                                  June 30      December 31
                                                                   1998           1997*
                                                               -----------     -----------
                                                               (Unaudited)
ASSETS
  Cash                                                         $   10,654      $   13,370
  Finance and other receivables, net of
    allowance for losses of $40,500 ($37,350 in 1997)           2,325,530       2,136,315
  Equipment on operating leases, net of
    allowance for depreciation of $13,481 ($16,332 in 1997)        29,317          34,593
  Other assets                                                     19,991          16,786
                                                               ----------      ----------
TOTAL ASSETS                                                   $2,385,492      $2,201,064
                                                               ----------      ----------
                                                               ----------      ----------

LIABILITIES
  Accounts payable and accrued expenses                        $   35,529      $   36,580
  Payable for finance receivables acquired                         11,212          35,799
  Commercial paper and other short-term borrowings              1,079,886         759,016
  Medium-term notes                                               840,000         964,000
  Income taxes - current and deferred                              61,190          62,265
                                                               ----------      ----------
TOTAL LIABILITIES                                               2,027,817       1,857,660
                                                               ----------      ----------
                                                               ----------      ----------

STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share
    6% noncumulative and nonvoting
    450,000 shares authorized,
    310,000 shares issued and outstanding                          31,000          31,000
  Common stock, par value $100 per share
    200,000 shares authorized,
    145,000 shares issued and outstanding                          14,500          14,500
  Paid-in capital                                                  13,610          11,706
  Retained earnings                                               298,565         286,198
                                                               ----------      ----------
TOTAL STOCKHOLDER'S EQUITY                                        357,675         343,404
                                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $2,385,492      $2,201,064
                                                               ----------      ----------
                                                               ----------      ----------

*The December 31, 1997 Balance Sheet has been derived from audited financial statements.

See accompanying notes.

                              PACCAR Financial Corp.

                    STATEMENTS OF INCOME AND RETAINED EARNINGS
                              (Thousands of Dollars)


                                                           Three Months Ended             Six Months Ended
                                                                 June 30                       June 30
                                                           1998           1997           1998           1997
                                                         --------       --------       --------       --------
                                                               (Unaudited)                   (Unaudited)
Interest and other income                                $ 48,798       $ 44,637       $ 94,630       $ 89,039
Rentals on operating leases                                 2,211          2,314          4,625          4,834
                                                         --------       --------       --------       --------
TOTAL FINANCE INCOME                                       51,009         46,951         99,255         93,873

Interest expense                                           27,712         25,246         53,661         49,854
Other borrowing expense                                       427            479            956            926
Depreciation expense related
  to operating leases                                       1,602          1,762          3,373          3,768
                                                         --------       --------       --------       --------
TOTAL FINANCE EXPENSES                                     29,741         27,487         57,990         54,548

FINANCE MARGIN                                             21,268         19,464         41,265         39,325

Insurance premiums earned                                   1,652          1,371          3,161          2,766
Insurance claims and underwriting expenses                  1,260            987          2,357          2,021
                                                         --------       --------       --------       --------
INSURANCE MARGIN                                              392            384            804            745

Selling, general and
  administrative expenses                                   6,839          6,087         13,552         12,081
Provision for losses on receivables                         2,863            970          4,768          2,454
                                                         --------       --------       --------       --------
INCOME BEFORE INCOME TAXES                                 11,958         12,791         23,749         25,535

Federal and state income taxes                              4,565          4,986          9,289          9,948
                                                         --------       --------       --------       --------
NET INCOME                                                  7,393          7,805         14,460         15,587

Retaining earnings at beginning of period                 291,172        263,068        286,198        257,941
Cash dividends paid                                             -              -         (2,093)        (2,655)
                                                         --------       --------       --------       --------
RETAINED EARNINGS AT END OF PERIOD                       $298,565       $270,873       $298,565       $270,873
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Inc.

See accompanying notes.

                              PACCAR Financial Corp.

                             STATEMENTS OF CASH FLOWS
                              (Thousands of Dollars)

                                                          Six Months Ended
                                                               June 30
                                                          1998           1997
                                                       ---------      ---------
                                                              (Unaudited)
OPERATING ACTIVITIES:

  Net income                                            $  14,460      $  15,587
  Items included in net income not
    affecting cash:
    Provision for losses on receivables                     4,768          2,454
    Decrease in deferred taxes payable                     (5,582)        (3,139)
    Depreciation and amortization                           5,783          6,144
  Decrease in payables,
   income taxes and other                                    (226)        (1,788)
                                                        ---------      ---------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                       19,203         19,258

INVESTING ACTIVITIES:

  Finance and other receivables acquired                 (695,283)      (547,054)
  Collections on finance and other receivables            488,312        503,403
  Net (increase) decrease in wholesale receivables        (12,155)        32,101
  Acquisition of equipment                                 (4,591)        (2,625)
  Proceeds from disposal of equipment                       5,117          4,273
                                                        ---------      ---------
NET CASH USED IN
INVESTING ACTIVITIES                                     (218,600)        (9,902)

FINANCING ACTIVITIES:

  Net increase (decrease) in commercial paper
    and other short-term borrowings                       320,870        (97,199)
  Proceeds from medium-term notes                         205,000        305,000
  Payments of medium-term notes                          (329,000)      (221,000)
  Additions to paid in capital                              1,904          2,155
  Payment of cash dividend                                 (2,093)        (2,655)
                                                        ---------      ---------
NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                                      196,681        (13,699)
                                                        ---------      ---------

NET DECREASE IN CASH                                       (2,716)        (4,343)

CASH AT BEGINNING OF PERIOD                                13,370         13,154
                                                        ---------      ---------

CASH AT END OF PERIOD                                   $  10,654       $  8,811
                                                        ---------      ---------
                                                        ---------      ---------

See accompanying notes.

                              PACCAR Financial Corp.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE B--TRANSACTIONS WITH PACCAR INC AND AFFILIATES

The Company and PACCAR Inc are parties to a Support Agreement which obligates PACCAR Inc to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR Inc to own, directly or
indirectly, all outstanding voting stock of the Company.   The required ratio
for the 6 months ended June 30, 1998 and June 30, 1997, was met without assistance.

PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of current year payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR Inc for the paid-in capital invested in the prior year. Cash dividends of $2.1 million and $2.7 million were paid to PACCAR Inc during the first half of 1998 and 1997, respectively.

Periodically, the Company borrows funds from PACCAR Inc and makes short and
medium-term loans to PACCAR Inc.   At June 30, 1998 and 1997, there were no
outstanding loans for the Company from or to PACCAR Inc.

The Company periodically makes short and medium-term loans to other PACCAR Inc finance subsidiaries (the "Affiliates"), the repayment of which may sometimes be guaranteed by PACCAR Inc. The aggregate of all loans to the Affiliates which are not guaranteed by PACCAR Inc will not exceed the equivalent of $50 million United States dollars. These Affiliates are PACCAR Financial Limited ("PFL", operating in the United Kingdom), PACCAR Financial Services Ltd. ("PFS", operating in Canada), and PACCAR Financial Pty. Ltd. ("PFPL", operating in Australia), and the loans will be in Pounds Sterling, Canadian dollars, or Australian dollars, respectively. The Company fully hedges any currency exposure resulting from these loans. Each of these Affiliates has a support agreement with PACCAR Inc which obligates PACCAR Inc to provide, when required, financial assistance to such Affiliate to insure that the ratio of net earnings available for fixed charges to fixed charges (as defined in the agreement) is at least 1.25 to 1, in the case of PFS and PFL, or 1.20 to 1, in the case of PFPL, for any fiscal year. The required ratio for each Affiliate for the 6 months ended June 30, 1998 and June 30, 1997, was met without assistance. At June 30, 1998 an advance from PFC to

PFL existed in the amount of $3.4 million United States dollars. At June 30, 1997, there were no outstanding loans from the Company to any Affiliate.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The finance margin improved 5% to $41.3 million for the first half of 1998, from $39.3 million for the first half of 1997, primarily due to growth in receivable balances. Average receivables grew 8% to $2.3 billion for the six months ended June 30, 1998, from $2.1 billion for the same period in 1997, reflecting record volume. New lending volume increased 32% to $673 million for the first half of 1998 from $510 million for the first half of 1997. The average margin rate on receivables has continued to decline due to intense rate competition in the truck lending market.

Selling, general and administrative expenses of $13.6 million were 12% higher for first half 1998 than first half 1997 due to increased staffing and related costs. The provision for losses increased 94% to $4.8 million from $2.5 million, despite lower credit losses, due to asset growth. The allowance for losses as a percentage of earning assets was 1.70% at June 30, 1998 compared with 1.71% at June 30, 1997. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment.

As a result of the foregoing factors, net income for the first half of 1998 declined 7% to $14.5 million from $15.6 million for the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During first half 1998, the Company funded its portfolio growth primarily through the issuance of commercial paper, which increased $321 million from December 31, 1997. In 1996, the Company registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. As of June 30, 1998, $60 million of such securities were available for issuance. The Company intends to file a registration statement for additional debt securities in the near future.

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

As of June 30, 1998, the Company and PACCAR Inc maintained total unused bank lines of credit of $700 million which are largely used to support the Company's commercial paper borrowings.

As of June 30, 1998, the Company has recorded cumulative capital additions of $5.5 million for software and related hardware that, when implemented, is designed to improve the market acceptance and quality of its products and services. Spending for these systems improvements is expected to continue for the next few years. Due to the complexity of such software development projects, there is a risk that the development effort will exceed original estimates or that the systems will not provide the expected benefits.

Other information on liquidity and sources of capital as presented in the Company's 1997 Annual Report on Form 10-K continues to be relevant.

                        PART II--OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed as part of this report are listed in the accompanying
     Exhibit Index.

(b)  There were no reports on Form 8-K for the quarter ended June 30, 1998.

                              PACCAR Financial Corp.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACCAR Financial Corp.
                                           (Registrant)


Date:  August 13, 1998                 BY:  /s/ T. R. Morton
                                            -------------------------
                                            T. R. Morton
                                            President
                                            (Authorized Officer)


                                       BY:  /s/ M. T. Barkley
                                            -------------------------
                                            M. T. Barkley
                                            Controller
                                            (Chief Accounting Officer)

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six-month periods ended June 30, 1998 and 1997.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the six-month periods ended June 30, 1998 and 1997.

                              PACCAR Financial Corp.

                                   EXHIBIT INDEX



12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the six-month periods ended June 30, 1998 and 1997.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the six-month period ended June 30, 1998.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.