Form 10-Q
period 1998-09-30
PACCAR FINANCIAL CORP
filed 1998-10-29
CIK 731288

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ended September 30, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _______________ to _______________

Commission File No. 0-12553


                           PACCAR FINANCIAL CORP.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


             Washington                            91-6029712
  -------------------------------        ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


      777 - 106th Avenue N.E., Bellevue, Washington              98004
      ------------------------------------------------------------------
         Address of Principal Executive Offices)               (Zipcode)


       Registrant's telephone number, including area code: (425) 468-7100
                                                           --------------


-------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at September 30, 1998.


THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR Inc AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1 FINANCIAL STATEMENTS

                           PACCAR Financial Corp.

                               BALANCE SHEETS
                           (Thousands of Dollars)


                                                                    September 30              December 31
                                                                        1998                      1997*
                                                                    ------------              -----------
                                                                     (Unaudited)
ASSETS
  Cash                                                               $    9,610                $   13,370
  Finance and other receivables, net of
    allowance for losses of $42,250 ($37,350 in 1997)                 2,438,646                 2,136,315
  Equipment on operating leases, net of
    allowance for depreciation of $12,233 ($16,332 in 1997)              29,097                    34,593
  Other assets                                                           21,103                    16,786
                                                                    -----------                ----------

TOTAL ASSETS                                                        $2,498,456                 $2,201,064
                                                                    -----------                ----------
                                                                    -----------                ----------


LIABILITIES
  Accounts payable and accrued expenses                             $   26,021                 $   36,580
  Payable for finance receivables acquired                              15,872                     35,799
  Commercial paper and other short-term borrowings                   1,130,946                    759,016
  Medium-term notes                                                    899,000                    964,000
  Income taxes - current and deferred                                   61,152                     62,265
                                                                    -----------                ----------

TOTAL LIABILITIES                                                    2,132,991                  1,857,660
                                                                    -----------                ----------
                                                                    -----------                ----------


STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share,
    6% noncumulative and nonvoting,
    450,000 shares authorized,
    310,000 shares issued and outstanding                               31,000                     31,000
  Common stock, par value $100 per share,
    200,000 shares authorized,
    145,000 shares issued and outstanding                               14,500                     14,500
  Paid-in capital                                                       13,913                     11,706
  Retained earnings                                                    306,052                    286,198
                                                                    -----------                ----------

TOTAL STOCKHOLDER'S EQUITY                                             365,465                    343,404
                                                                    -----------                ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $2,498,456                 $2,201,064
                                                                    -----------                ----------
                                                                    -----------                ----------


*The December 31, 1997 Balance Sheet has been derived from audited financial statements.

See accompanying notes.

                           PACCAR Financial Corp.

                 STATEMENTS OF INCOME AND RETAINED EARNINGS
                           (Thousands of Dollars)


                                                 Three Months Ended                   Nine Months Ended
                                                     September 30                        September 30
                                                1998             1997               1998             1997
                                              --------         --------           --------         --------
                                                     (Unaudited)                         (Unaudited)
Interest and other income                     $ 50,731         $ 45,459           $145,361         $134,498
Rentals on operating leases                      1,986            2,417              6,611            7,251
                                              --------         --------           --------         --------

TOTAL FINANCE INCOME                            52,717           47,876            151,972          141,749

Interest expense                                29,113           25,384             82,774           75,238
Other borrowing expense                            504              460              1,460            1,386
Depreciation expense related
  to operating leases                            1,496            1,699              4,869            5,467
                                              --------         --------           --------         --------

TOTAL FINANCE EXPENSES                          31,113           27,543             89,103           82,091

FINANCE MARGIN                                  21,604           20,333             62,869           59,658

Insurance premiums earned                        1,748            1,444              4,909            4,210
Insurance claims and underwriting expenses       1,287            1,063              3,644            3,084
                                              --------         --------           --------         --------

INSURANCE MARGIN                                   461              381              1,265            1,126

Selling, general and
  administrative expenses                        6,878            6,374             20,430           18,455
Provision for losses on receivables              2,992            1,424              7,760            3,878
                                              --------         --------           --------         --------

INCOME BEFORE INCOME TAXES                      12,195           12,916             35,944           38,451

Federal and state income taxes                   4,708            5,034             13,997           14,982
                                              --------         --------           --------         --------

NET INCOME                                       7,487            7,882             21,947           23,469

Retaining earnings at beginning of period      298,565          270,874            286,198          257,941
Cash dividends paid                                  -                -             (2,093)          (2,654)
                                              --------         --------           --------         --------

RETAINED EARNINGS AT END OF PERIOD            $306,052         $278,756           $306,052         $278,756
                                              --------         --------           --------         --------
                                              --------         --------           --------         --------


Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Inc.

See accompanying notes.

                           PACCAR Financial Corp.

                          STATEMENTS OF CASH FLOWS
                           (Thousands of Dollars)


                                                                         Nine Months Ended
                                                                            September 30
                                                                     1998                1997
                                                                 -----------           ---------
                                                                            (Unaudited)
OPERATING ACTIVITIES:

  Net income                                                     $    21,947           $  23,469
  Items included in net income not
    affecting cash:
    Provision for losses on receivables                                7,760               3,878
    Decrease in deferred taxes payable                                (5,994)             (3,867)
    Depreciation and amortization                                      8,393               9,043
  Decrease in payables,
    income taxes and other                                           (10,307)            (13,145)
                                                                 -----------           ---------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                  21,799              19,378

INVESTING ACTIVITIES:

  Finance and other receivables acquired                          (1,085,569)           (835,723)
  Collections on finance and other receivables                       762,913             762,132
  Net (increase) decrease in wholesale receivables                    (7,852)             31,730
  Acquisition of equipment                                            (9,103)             (9,981)
  Proceeds from disposal of equipment                                  7,008               7,404
                                                                 -----------           ---------

NET CASH USED IN
INVESTING ACTIVITIES                                                (332,603)            (44,438)

FINANCING ACTIVITIES:

  Net increase (decrease) in commercial paper
    and other short-term borrowings                                  371,930              (9,597)
  Proceeds from medium-term notes                                    340,000             360,000
  Payments of medium-term notes                                     (405,000)           (332,000)
  Additions to paid in capital                                         2,207               2,167
  Payment of cash dividend                                            (2,093)             (2,654)
                                                                 -----------           ---------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                                 307,044              17,916
                                                                 -----------           ---------

NET DECREASE IN CASH                                                  (3,760)             (7,144)

CASH AT BEGINNING OF PERIOD                                           13,370              13,154
                                                                 -----------           ---------

CASH AT END OF PERIOD                                            $     9,610           $   6,010
                                                                 -----------           ---------
                                                                 -----------           ---------

See accompanying notes.

                           PACCAR Financial Corp.

                        NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

  Reclassifications: Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE B--TRANSACTIONS WITH PACCAR INC AND AFFILIATES

  The Company and PACCAR Inc are parties to a Support Agreement which obligates PACCAR Inc to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR Inc to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the nine months ended September 30, 1998 and September 30, 1997, was met without assistance.

  PACCAR Inc charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR Inc's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of current year payment, PACCAR Inc recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR Inc for the paid-in capital invested in the prior year. Cash dividends of $2.1 million and $2.7 million were paid to PACCAR Inc during the first nine months of 1998 and 1997, respectively.

  Periodically, the Company borrows funds from PACCAR Inc and makes loans to PACCAR Inc. At September 30, 1998 and 1997, there were no outstanding loans for the Company from or to PACCAR Inc.

  The Company periodically loans funds to certain foreign and domestic finance and leasing affiliates of PACCAR Inc. These various affiliates have Support Agreements with PACCAR Inc, similar to the Company's Support Agreement. The foreign affiliates operate in the United Kingdom, Canada and Australia, and any resulting currency exposure is fully hedged. The aggregate of any such loans not guaranteed by PACCAR Inc will not exceed the equivalent of 50 million United States dollars. At September 30, 1998 there was a $10 million loan outstanding to a finance affiliate operating in the United Kingdom. There were no loans at September 30, 1997.

NOTE C--PREFERRED STOCK

  The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company's Board of Directors.

                           PACCAR Financial Corp.

                        NOTES TO FINANCIAL STATEMENTS

NOTE D--CONTINGENCIES

   As of September 30, 1998, the Company has invested $7 million in a project to upgrade the loan system for PACCAR Financial Corp. The primary contractor on that project has informed the Company that they anticipate a significant increase in cost and time to complete their work on the project. The Company has suspended work with the contractor pending resolution of this matter. If a satisfactory solution cannot be found, a significant portion of the Company's investment will be charged against income. Although the outcome of the negotiation is unclear at this time, it is expected that the matter will be concluded in the fourth quarter of 1998.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The finance margin improved 5% to $62.9 million for the nine months ended September 30, 1998, from $59.7 million for the same period in 1997, primarily due to growth in receivable balances. Average receivables grew 10% to $2.3 billion for year-to-date 1998, from $2.1 billion for the same period in 1997, reflecting record lending volume. New lending volume increased 32% to $1,071 million for the first nine months of 1998 from $810 million for the first nine months of 1997. The average margin rate on receivables has continued to decline, to 3.62% for year-to-date 1998 from 3.79% for the same period in 1997, due to intense rate competition in the truck lending market.

Selling, general and administrative expenses of $20.4 million were 11% higher for year-to-date 1998 than the first nine months of 1997 due to increased staffing and related costs. The provision for losses increased 100% to $7.8 million from $3.9 million, despite lower credit losses, due to asset growth. The allowance for losses as a percentage of earning assets was 1.70% at September 30, 1998 and September 30, 1997. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment.

As a result of the foregoing factors, September 30, 1998 year-to-date net income declined 6% to $21.9 million from $23.5 million for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, the Company funded its portfolio growth primarily through the issuance of commercial paper, which increased $372 million from December 31, 1997. In September 1998, the Company registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. As of September 30, 1998, $925 million of such securities were available for issuance.

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

As of September 30, 1998, the Company and PACCAR Inc maintained total unused bank lines of credit of $750 million which are largely used to support the Company's commercial paper borrowings.

Other information on liquidity and sources of capital as presented in the Company's 1997 Annual Report on Form 10-K continues to be relevant.

YEAR 2000 ISSUE

The Year 2000 issue refers to the potential adverse consequences of computer systems failing because they do not recognize or correctly process a date falling on or after January 1, 2000. The problem stems from decisions made decades ago by software developers trying to save scarce storage space by using only two digits to signify the year. Without corrective action, many systems will read the Year 2000 as 1900, causing processing errors and systems failures.

As a finance company, the Company relies upon computer processing to originate and service loans and leases. The Company has identified and evaluated its major internal systems for Year 2000 compliance. Internal systems have already been modified to enable the Company to process loans and leases with a termination date after the Year 2000. Some additional software related changes for the systems to operate properly after the Year 2000 have been identified by the Company and are in the process of being corrected. A team consisting of full-time employees supplemented with contract staff is working to make the necessary changes. The Company expects to have its critical systems compliant before the Year 2000. Total cost to the Company is expected to approximate $2.0 million, of which $0.6 million has been incurred through September 30, 1998. Operating funds will fund the cost of the project.

In the unlikely event that one or more of the Company's systems fail as a result of the Year 2000 issue, the Company is developing a contingency plan which will explore a combination of manual processes and alternate Year 2000 compliant systems in place at other PACCAR finance subsidiaries.

Since the Company is not a manufacturer, the Company's reliance on embedded computer systems is limited to facilities related matters, such as office security systems and telecommunications equipment. The Company is in the process of confirming with its vendors that such systems will be Year 2000 compliant.

The Company also relies on the ability of banks and other financial institutions participating in the public debt markets to fund its lending activity. If there is a significant failure of banking systems or systems of other entities within the public market structure due to the Year 2000 issue, the Company's ability to access the credit markets and process payments could be adversely affected. With respect to banks and other financial institutions with which it has relationships, the Company has sent letters and has received responses indicating that such banks and other financial institutions already are or will be compliant by the Year 2000.

If the United States economy enters into a recession due to widespread interruption in commercial activity or the effect of diverting substantial resources to achieve Year 2000 compliance, the Company would likely experience an increase in credit losses, a reduction in interest income and a drop in new lending volume. Due to the cyclical nature of the trucking business, however, the possibility of a general economic or a trucking industry downturn has long been a factor in the Company's credit granting decisions.

Since the Company is a collateral based lender with hard copy documents to enforce its loans and leases, the most reasonably likely worst case scenario if all its systems are not Year 2000 compliant is that information and reports would contain inaccuracies that would slow the efficient processing of payments, result in increased administrative costs to the Company and generally reduce customer service. The cumulative effect of these potential outcomes is unknown, but could have a material effect on the Company's financial condition, the results of operations and liquidity.

The Company has no single customer concentration greater than 2% of assets and the impact on the Company from a single customer's non-compliance is not expected to be material. However, if a large number of its major customers encounter operating problems due to Year 2000 causing them to default on their obligations, there could be a material impact on the Company due to higher credit losses and lower interest income.

Management believes it is taking the necessary steps regarding Year 2000 compliance with respect to matters within its control to ensure that the Year 2000 issue will not materially impact the Company.

                         PART II--OTHER INFORMATION

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed as part of this report are listed in the accompanying
     Exhibit Index.

(b) On September 4, 1998 the Company filed a Form 8-K under Item 5 regarding the impact of Year 2000 on the Company.

                           PACCAR Financial Corp.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PACCAR Financial Corp.
                                           (Registrant)



Date:  October 29, 1998                BY:  /S/A. J. Wold
                                            --------------------------
                                            A. J. Wold
                                            President
                                            (Authorized Officer)



                                       BY:  /S/M. T. Barkley
                                            --------------------------
                                            M. T. Barkley
                                            Controller
                                            (Chief Accounting Officer)

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

    4.5      Forms of Medium-Term Note, Series I (incorporated by reference to
             Exhibits 4.3A and 4.3B to the Company's Registration Statement on
             Form S-3 dated September 10, 1998, Registration Number 333-63153).

             Form of Letter of Representation among the Company, Citibank, N.A.
             and the Depository Trust Company, Series I (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

    10.1 Support Agreement between the Company and PACCAR Inc dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the
             Company's Registration Statement on Form S-3 dated June 23, 1989,
             Registration Number 33-29434).


    12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine-month periods ended September 30, 1998 and 1997.

    12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR Inc for the nine-month periods ended September 30, 1998 and 1997.

    12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR Inc and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended September 30, 1998 and 1997.

    27       Financial Data Schedule for Article 5 of Regulation S-X, Item
             601(c) for the nine-month period ended September 30, 1998.


Other exhibits listed in Item 601 of Regulation S-K are not applicable.