Form 10-K405
period 1998-12-31
PACCAR FINANCIAL CORP
filed 1999-03-23
CIK 731288

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

For the fiscal year ended December 31, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

               777 - 106th Avenue N.E., Bellevue, Washington 98004
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (425) 468-7100
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
      -------------------             -----------------------------------------

  Series H Medium-Term Notes
$5 Million Due December 15, 2000               New York Stock Exchange
--------------------------------      -----------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                                      None
               ---------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999:
                                      None

The number of shares outstanding of the registrant's classes of common stock as of March 1, 1999:

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

PACCAR

     PACCAR is a multi-national company whose principal products are commercial trucks and related service parts. This business accounted for 92% of PACCAR's total revenues in 1998. PACCAR markets trucks in the heavy-duty diesel category under the Kenworth, Peterbilt, DAF, and Foden nameplates primarily through its dealers. These vehicles are manufactured in four plants in the U.S., three in Europe and one each in Australia and Mexico. PACCAR also competes in the North American Class 6/7 markets. These medium-duty trucks are assembled at a PACCAR factory in Mexico and in the Seattle, Washington plant. PACCAR competes in the European medium commercial vehicle market with a cab-over-engine truck manufactured in the Netherlands. During the second quarter of 1998, PACCAR acquired Leyland Trucks Limited. Leyland manufactures light commercial vehicles in the United Kingdom for sale throughout Europe under the DAF and Leyland DAF nameplates. PACCAR competes in the truck parts aftermarket primarily through its independent dealer networks. Other PACCAR businesses include industrial winches and retail auto parts.

     In the United States, Kenworth and Peterbilt trucks are sold to an independent dealer network for resale to retail purchasers. Trucks manufactured in the United States for export are marketed by a division of PACCAR through an independent international dealer network.

     In addition to the Company, which provides financing and leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Mexico, Canada, Australia and the United Kingdom through five other wholly-owned finance companies. PACCAR also provides full service truck leasing through a wholly-owned subsidiary.

     As of December 31, 1998, PACCAR and its subsidiaries had total assets of $6.8 billion and stockholders' equity of $1.8 billion. For the year ended December 31, 1998, PACCAR's consolidated revenues and net income were $7.9 billion and $416.8 million, respectively.

     There were four other principal competitors besides PACCAR in the U.S. Class 8 truck market in 1998. Based on 1998 industry registration statistics, PACCAR's Kenworth and Peterbilt combined truck sales accounted for approximately 21% of domestic Class 8 new truck registrations. There were seven other principal competitors in the European medium and heavy commercial vehicle market in 1998 including parent companies of three competitors of PACCAR in the United States. PACCAR's subsidiary, DAF, had a 10.5% share of the western European heavy-duty market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for a significant amount of its sales.

     PACCAR's common stock, $1 par value, is traded on the Nasdaq National Market under the symbol "PCAR". PACCAR and the Company are subject to the informational requirements of the Securities

Exchange Act of 1934 and in accordance therewith files reports and other information with the Securities and Exchange Commission (the "Commission"). All reports, proxy statements and other information filed by PACCAR and the Company with the Commission may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549; Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661; at 7 World Trade Center, 13th Floor, New York, New York 10048, or through the Commission's internet site at www.sec.gov.

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

     As of December 31, 1998, the Company employed 290 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

THE COMPANY'S PRODUCTS

RETAIL RECEIVABLES

     RETAIL CONTRACTS

     The Company purchases contracts from dealers and receives assignments of the contracts and a first lien security interest in the vehicles financed ("Retail Contracts"). Collateral for vehicles sold to leasing companies may also include an assignment of leases and rentals due. Retail Contracts purchased by the Company have fixed or floating interest rates.

     DIRECT LOANS

     The Company also makes loans to the end users of the vehicles financed that are secured by a first lien security interest in the vehicles ("Direct
Loans"). Direct Loans have fixed or floating interest rates.

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

DEALER LOANS

     The Company makes loans to selected Peterbilt and Kenworth dealers ("Dealer Loans"). The purposes of these loans include the financing of real estate, fixed asset, working capital and dealership acquisitions. Dealer loans may have fixed or floating interest rates.

LEASES

     The Company offers lease contracts where it is treated as the owner of the equipment for tax purposes and generally retains the tax depreciation ("Leases"). The lessee is responsible for the payment of property and sales taxes, licenses, maintenance and other operating items. The lessee is obligated to maintain the equipment and to insure the equipment against casualty and liability losses.

     Most of the Company's Leases contain a Terminal Rental Adjustment Clause which requires the lessee to guarantee to the Company a stated residual value upon disposition of the equipment at the end of the lease term.

INSURANCE

     The Company sells physical damage insurance through PACCAR dealers who are licensed insurance agents as well as through licensed agents of the Company. The Company retains the premium revenues and loss exposure for the policies which are issued through an unrelated insurance carrier.

     The Company also charges a fee to provide insurance coverage, through an unrelated regulated insurance carrier, on new trucks, used trucks and trailer inventory to dealers having Wholesale Contracts with the Company. The Company retains annual loss exposure up to that year's fee revenues.

          CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

CUSTOMER CONCENTRATION

     At December 31, 1998, the largest single customer for Retail Contracts, Direct Loans or Leases represented 1.2% of the Company's net receivables, and the five largest such accounts amounted to 4.4% of net receivables.

     At December 31, 1998, the Company had four Master Note dealers. Master Note borrowings totaled 12.1% of the Company's net receivables, while the largest Master Note dealer's borrowing amounted to 8.4% of the Company's net receivables. Master Note receivables are secured by numerous retail installment contracts which, in effect, reduce the amount of dealer concentration.

     With respect to wholesale financing, at December 31, 1998, the largest single dealer group accounted for 1.4% of the Company's net receivables, and the five largest dealer groups collectively accounted for 3.5% of net receivables.

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

                             Allowance for Losses
                            ----------------------
                            (Thousands of Dollars)

                                                                         Year Ended December 31
                                                              ----------------------------------------------
                                                                   1998            1997           1996
                                                                   ----            ----           ----
Balance at beginning of period                                    $37,350       $  36,000       $  35,790
Provision for losses                                               11,485           6,245           3,279
Net losses                                                         (4,035)         (4,895)         (3,069)
                                                                ----------      ----------      ----------
Balance at end of period                                          $44,800       $  37,350       $  36,000
                                                                ----------      ----------      ----------
                                                                ----------      ----------      ----------
Ratios:
   Net losses to average net                                          .16%            .23%            .15%
       receivables and equipment on operating leases
   Allowance for losses to period end net                            1.68%           1.70%           1.70%
       receivables and equipment on operating leases
    Period end gross contracts and leases past                        .65%           1.05%            .93%
       due (over 60 days) to period end gross
       contracts and lease receivables

     For discussion of the allowance for losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1996-1998."

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

     The volume of receivables available to be acquired by the Company from dealers is largely dependent upon the number of Kenworth and Peterbilt trucks sold. Domestic sales of heavy-duty trucks depend on the capital equipment requirements of the transportation industry, which in turn are influenced by economic growth and cyclical variations in the economy. Heavy-duty truck sales are also sensitive to economic factors such as fuel costs, interest rates, federal excise and highway use taxes and taxation of the acquisition and use of capital goods.

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

     To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are funded primarily with publicly offered fixed rate medium-term notes and commercial paper combined with interest rate swaps. Floating rate assets are funded primarily with commercial paper with maturities of three months or less. As a result, the Company's interest margin on existing business does not change significantly as interest rates change.

     The Company enters into over-the-counter interest rate contracts as a tool to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources--commercial paper and fixed rate medium-term notes. Fixed interest rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. Floating interest rate swaps, matched to either fixed or floating rate debt, are used to convert to a floating rate index more appropriate to the Company's floating rate assets. Interest rate caps are occasionally purchased to hedge the floating rate funding cost of floating rate assets that have a maximum yield. As of December 31, 1998, the total notional principal amount of interest rate swap contracts outstanding was $969 million, all of which result in a fixed rate payment obligation. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial. The permitted types of interest rate contracts, their transaction limits and related approval authorizations have been established by the Company's senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company's senior management.

     As of December 31, 1998, the Company had $755 million of unused, confirmed bank lines of credit, $635 million of which are shared with PACCAR, that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. Neither PACCAR nor the Company is liable for any borrowings of the other under these lines of credit.

As of December 31, 1998, the Company had $956 million of medium-term notes outstanding, $368 million of which was due within 12 months. See "Note E--Borrowings" in the Notes to Financial Statements for medium-term note maturities.

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

SUPPORT AGREEMENT

     The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for each of the years ended December 31, 1994 - 1998 was met without assistance.

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

     The Company began in 1994 to pay a dividend to PACCAR for the additional paid-in capital invested in the prior year. Cash dividends of $2.1 million, $2.7 million and $2.9 million were paid in 1998, 1997 and 1996, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for the Company and should be read in conjunction with the more detailed financial statements included under "Financial Statements and Supplementary Data." The information with respect to each of the five years in the period ended December 31, 1998 has been derived from the Company's audited financial statements.

                 Balance Sheet Data and Income Statement Data
                 --------------------------------------------
                             (Thousands of Dollars)

Balance Sheet Data                                                  As of December 31
------------------
                                    ----------------------------------------------------------------------------------
                                         1998             1997            1996             1995             1994
                                         ----             ----            ----             ----             ----

Total Assets                         $  2,679,820     $  2,201,064    $  2,120,612      $ 2,074,405      $ 1,770,769
Total Liabilities                       2,311,591        1,857,660       1,807,559        1,792,934        1,517,436
Total Stockholder's Equity                368,229          343,404         313,053          281,471          253,333


Income Statement Data                                            Year Ended December 31
---------------------
                                    ----------------------------------------------------------------------------------
                                         1998             1997            1996             1995             1994
                                         ----             ----            ----             ----             ----
Finance and Insurance Margin         $     86,930     $     82,214    $     79,543      $    74,975      $    67,435
Selling, General and
  Administrative Expenses                  35,067           25,272          24,084           23,429           22,815
Provision for Losses
  on Receivables                           11,485            6,245           3,279            4,816            2,473
                                     ------------     ------------    ------------      -----------      -----------

Income Before Income Taxes                 40,378           50,697          52,180           46,730           42,147

Income Taxes                               15,744           19,785          20,321           18,809           16,968
                                     ------------     ------------    ------------      -----------      -----------

Net Income                           $     24,634     $     30,912    $     31,859      $    27,921      $    25,179
                                     ------------     ------------    ------------      -----------      -----------
                                     ------------     ------------    ------------      -----------      -----------
Ratio of Earnings to Fixed               1.36x            1.50x           1.53x             1.52x           1.67x
   Charges (1)

(1) For purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is deemed representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements but differs from the method called for in the Support Agreement between the Company and PACCAR. The ratios computed pursuant to the Support Agreement were 1.41x, 1.57x, 1.62x, 1.63x and 1.82x for the years 1998 - 1994, respectively. See Exhibits 12.1 and 12.2.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS, 1996 - 1998

RESULTS OF OPERATIONS
1998 Compared to 1997:
     New business volume was $1.5 billion, increasing 31% over $1.2 billion in 1997. Average receivables grew 13% to $2.4 billion in 1998 from $2.1 billion in 1997. As a result of asset growth, the finance margin of $85.0 for 1998 increased 6% from $80.4 million in 1997. However, the average margin rate on receivables declined for the fourth consecutive year from 3.80% for 1997 to 3.57% for 1998 due to intense rate competition in the truck lending market.

     Selling, general and administrative expenses were 39% higher in 1998 than 1997 as a result of higher staffing costs and the one-time charge-off of an investment in a new loan system that was terminated due to unresolved cost and scheduling issues. Operating expenses, excluding the impact of the charge-off, would have been 9% higher than the prior year. The provision for losses increased 84% to $11.5 million in 1998 from $6.2 million in 1997, despite lower net credit losses and a decline in the reserve ratio to 1.68% versus 1.70% in 1997, due to asset growth. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment.

     As a result of the foregoing factors, net income for 1998 decreased 20% to $24.6 million from $30.9 million in 1997. Net income for 1998, excluding the charge-off, would have been $29.2 million representing a 5% reduction from 1997.

1997 Compared to 1996:
     Net income decreased 3% to $30.9 million in 1997 from $31.9 million in 1996. While the 3% increase in the finance margin to $80.4 million for 1997 from $77.9 million was attributable to growth in receivables, the higher margin was more than offset by increases in the loss provision and selling, general and administrative expenses. The provision for losses of $6.2 million in 1997 increased 91% compared to 1996 due to asset growth and higher credit losses. Selling, general and administrative expenses were 5% higher in 1997 than 1996 due to increased staffing costs.

FUNDING AND LIQUIDITY
     The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered senior debt securities under the Securities Act of 1933 for offering to the public. In 1998, the Company registered $1 billion of senior debt securities for offering to the public. At the end of 1998, there were $805 million of such securities available for issuance.

     The Company believes that it has sufficient financial capabilities, including internally generated funds, access to public and private debt markets, lines of credit and other financial resources, to fund current business needs and service debt maturities.

YEAR 2000 ISSUE
As a finance company, the Company relies upon computer processing to originate and service loans and leases. The Company has identified and evaluated its major internal systems for Year 2000 compliance. Internal systems have already been modified to enable the Company to process loans and leases with a termination date after the Year 2000. Some additional software related changes for the systems to operate properly after the Year 2000 have been identified by the Company. The Company has developed a detailed plan, including anticipated completion dates for each significant system and anticipates overall completion by the end of September 1999. Management regularly reviews the progress under this plan. A team consisting of full-time employees supplemented with contract staff is working to make the necessary changes. Total cost to the Company is expected to approximate $2.0 million, of which $1.0 million has been incurred through December 31, 1998. Operating funds will fund the cost of the project.

In the unlikely event that management concludes that there is a material risk that a significant computer system will not be Year 2000 compliant by the end of 1999, a contingency plan utilizing manual processes and alternate systems will be developed.

Since the Company is not a manufacturer, the Company's reliance on embedded computer systems is limited to facilities related matters, such as office security systems and telecommunications equipment. The Company is in the process of confirming with its vendors that such systems will be, or are, Year 2000 compliant.

The Company also relies on the ability of banks and other financial institutions participating in the public debt markets to fund its lending activity. If there is a significant failure of banking systems or systems of other entities within the public market structure due to the Year 2000 issue, the Company's ability to access the credit markets and process payments could be adversely affected. The Company has sent letters and has received responses indicating that banks and other financial institutions with which it has relationships already are, or will be, compliant by the Year 2000.

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

The Company has no single customer concentration greater than 2% of assets and the impact on the Company from a single customer's non-compliance is not expected to be material. However, if a large number of its major customers encounter operating problems due to Year 2000 that cause them to default on their obligations, there could be a material impact on the Company due to higher credit losses and lower interest income.

Management believes it is taking the necessary steps regarding Year 2000 compliance with respect to matters within its control to ensure that the Year 2000 issue will not materially impact the Company.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's primary market risk exposure is from fluctuations in interest rates. To manage the risks the Company uses derivative financial instruments, primarily interest rate swaps, in accordance with established policies and procedures. The objectives are to reduce existing interest rate risk arising from the financing of receivables, change interest rate characteristics of debt to more closely reflect the interest rate characteristics of the receivables being funded, and to reduce funding costs. Derivative usage is limited to hedging strategies which match the interest rate characteristics of debt to those of the receivables being funded. The Company does not use derivatives for trading purposes. Following is a tabular presentation of items which are subject to market risk exposure and the derivatives which are used to manage the exposure risk.

               Principal (Notional) Amount by Expected Maturity
                  Average Interest Rate (Swap) Strike Price

                                                                                                         FAIR
                                                                                     THERE-             VALUE
(DOLLARS IN MILLIONS)                1999      2000     2001      2002      2003     AFTER      TOTAL    1998
---------------------------------------------------------------------------------------------------------------
ASSETS
Retail Notes, Contracts and
Wholesale
  Financing, net of Unearned
  Interest and Allowance for
  Losses:
Fixed Rate                           679.3     570.0    411.2    234.1      72.9      2.2   1,969.7  1,971.9
                                    ------    ------   ------   ------    ------   ------   -------  -------
Average Interest Rate                8.58%     8.44%    8.32%    8.09%     8.09%    8.09%     8.41%
                                    ------    ------   ------   ------    ------   ------   -------
Variable Rate                        226.0      27.8     24.2     16.4       4.2       .9     299.5    299.5
                                    ------    ------   ------   ------    ------   ------   -------  -------
Average Interest Rate                6.81%     6.81%    6.81%    6.81%     6.81%    6.81%     6.81%
                                    ------    ------   ------   ------    ------   ------   -------

LIABILITIES
Commercial Paper                   1,212.7       -        -         -        -        -     1,212.7  1,212.7
                                   -------   -------  -------  -------   -------  ------- ---------  -------
Average Interest Rate                5.10%       -        -         -        -        -       5.10%
                                   -------   -------  -------  -------   -------  ------- ---------
Medium-term Notes
   Fixed Rate                        233.0     253.0    235.0    100.0       -        -       821.0    832.6
                                   -------   -------  -------  -------   -------  ------- ---------  -------
   Average Interest Rate             6.06%     6.11%    6.08%    5.89%       -        -       6.06%
                                   -------   -------  -------  -------   -------  ------- ---------
   Variable Rate                     135.0       -        -         -        -        -       135.0    135.0
                                   -------   -------  -------  -------   -------  ------- ---------  -------
   Average Interest Rate             5.21%       -        -         -        -        -       5.21%
                                   -------   -------  -------  -------   -------  ------- ---------

INTEREST RATE DERIVATIVE
FINANCIAL INSTRUMENTS RELATED TO
DEBT
Interest Rate Swaps
   Pay Fixed/Receive Variable        530.1     327.1     76.9     21.8       9.2      4.0     969.1     (4.6)
                                   -------   -------  -------  -------   -------  ------- ---------  -------
   Average Interest Pay Rate         5.82%     5.59%    5.03%    5.42%     5.97%    5.37%     5.67%
                                   -------   -------  -------  -------   -------  ------- ---------
   Average Interest Receive Rate     5.48%     5.40%    5.26%    5.26%     5.28%     5.0%     5.43%
                                   -------   -------  -------  -------   -------  ------- ---------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and related schedules described under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," are included following this page.

                Report of Ernst & Young LLP, Independent Auditors



Board of Directors
PACCAR Inc and PACCAR Financial Corp.



We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) as of December 31, 1998 and 1997, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                          /S/ Ernst & Young LLP





Seattle, Washington
February 16, 1999

BALANCE SHEETS
PACCAR Financial Corp.

                                                                                      December 31
                                                                              1998                 1997
                                                                       -------------------- --------------------
                                                                                (Thousands of Dollars)
ASSETS
  Cash                                                                   $       14,641       $       13,370
  Finance and other receivables net of
     allowance for losses of $44,800 in 1998 ($37,350 in 1997)                2,606,540            2,136,315
  Loans to affiliate                                                             13,493                    -
  Equipment on operating leases net of
     depreciation of $10,894 in 1998 ($16,332 in 1997)                           30,076               34,593
  Other assets                                                                   15,070               16,786
                                                                       -------------------- --------------------

TOTAL ASSETS                                                             $    2,679,820       $    2,201,064
                                                                       -------------------- --------------------
                                                                       -------------------- --------------------

LIABILITIES
  Accounts payable and accrued expenses                                  $       38,590       $       36,580
  Payable for finance receivables acquired                                       41,526               35,799
  Commercial paper and other short-term borrowings                            1,212,743              759,016
  Medium-term notes                                                             956,000              964,000
  Income taxes - current and deferred                                            62,732               62,265
                                                                       -------------------- --------------------

  TOTAL LIABILITIES                                                           2,311,591            1,857,660
                                                                       -------------------- --------------------


STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share,
     6% noncumulative and nonvoting,
     450,000 shares authorized,
     310,000 shares issued and outstanding                                       31,000               31,000
  Common stock, par value $100 per share,
     200,000 shares authorized,
     145,000 shares issued and outstanding                                       14,500               14,500
  Paid-in capital                                                                13,990               11,706
  Retained earnings                                                             308,739              286,198
                                                                       -------------------- --------------------

  TOTAL STOCKHOLDER'S EQUITY                                                    368,229              343,404
                                                                       -------------------- --------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $    2,679,820       $    2,201,064
                                                                       -------------------- --------------------
                                                                       -------------------- --------------------

See accompanying notes.

STATEMENTS OF INCOME AND RETAINED EARNINGS
PACCAR Financial Corp.

                                                                       Year Ended December 31
                                                              1998               1997              1996
                                                        ------------------ ----------------- -----------------
                                                                       (Thousands of Dollars)
  Interest and other income                              $      197,819     $      181,152    $     175,836
  Rentals on operating leases                                     8,525              9,801           11,767
                                                        ------------------ ----------------- -----------------

TOTAL FINANCE INCOME                                            206,344            190,953          187,603

  Interest expense                                              112,958            101,440           98,536
  Other borrowing expense                                         2,051              1,810            1,803
  Depreciation expense related
     to operating leases                                          6,310              7,319            9,358
                                                        ------------------ ----------------- -----------------

  TOTAL FINANCE EXPENSES                                        121,319            110,569          109,697
                                                        ------------------ ----------------- -----------------

  FINANCE MARGIN                                                 85,025             80,384           77,906

  Insurance premiums earned                                       6,694              5,726            5,528
  Insurance claims and underwriting expenses                      4,789              3,896            3,891
                                                        ------------------ ----------------- -----------------

  INSURANCE MARGIN                                                1,905              1,830            1,637

  Selling, general and
     administrative expenses                                     35,067             25,272           24,084
  Provision for losses on receivables                            11,485              6,245            3,279
                                                        ------------------ ----------------- -----------------

INCOME BEFORE INCOME TAXES                                       40,378             50,697           52,180

  Federal and state income taxes                                 15,744             19,785           20,321
                                                        ------------------ ----------------- -----------------

NET INCOME                                                       24,634             30,912           31,859

  Retained earnings at beginning of year                        286,198            257,941          229,015
  Cash dividends paid                                            (2,093)            (2,655)          (2,933)
                                                        ------------------ ----------------- -----------------

RETAINED EARNINGS AT END OF YEAR                         $      308,739     $      286,198    $     257,941
                                                        ------------------ ----------------- -----------------
                                                        ------------------ ----------------- -----------------

See accompanying notes.

STATEMENTS OF CASH FLOWS
PACCAR Financial Corp.

                                                                                    Year Ended December 31
                                                                        1998                 1997                 1996
                                                                 -------------------- -------------------- -------------------
                                                                                    (Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income                                                      $        24,634      $        30,912      $        31,859
  Items included in net income not
     affecting cash:
     Provision for losses on receivables                                   11,485                6,245                3,279
     Charge-off of loan system investment                                   7,453                    -                    -
     Increase (decrease) in deferred taxes payable                          1,446                1,573               (3,640)
     Depreciation and amortization                                         10,187               11,294               13,236
  (Increase) decrease in payables and other                                (5,139)              (4,429)              13,223
                                                                 -------------------- -------------------- -------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                       50,066               45,595               57,957

INVESTING ACTIVITIES:

  Finance and other receivables acquired                               (1,507,276)          (1,155,213)          (1,053,350)
  Collections on finance and other receivables                          1,063,047            1,017,968              942,736
  Net (increase) decrease in wholesale
     receivables                                                          (45,908)              40,857               53,404
  Acquisition of equipment                                                (13,609)             (17,132)             (11,421)
  Proceeds from disposal of equipment                                       9,033                9,303               11,880
                                                                 -------------------- -------------------- -------------------

NET CASH USED IN
INVESTING ACTIVITIES                                                     (494,713)            (104,217)             (56,751)

FINANCING ACTIVITIES:

  Net increase in commercial paper
     and other short-term borrowings                                      453,727               59,400               41,759
  Proceeds from medium-term notes                                         460,000              415,000              375,000
  Payments of medium-term notes                                          (468,000)            (415,000)            (410,500)
  Additions to paid-in capital                                              2,284                2,093                2,655
  Payment of cash dividend                                                 (2,093)              (2,655)              (2,933)
                                                                 -------------------- -------------------- -------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                                      445,918               58,838                5,981
                                                                 -------------------- -------------------- -------------------

NET INCREASE IN CASH                                                        1,271                  216                7,187

CASH AT BEGINNING OF YEAR                                                  13,370               13,154                5,967
                                                                 -------------------- -------------------- -------------------

CASH AT END OF YEAR                                               $        14,641      $        13,370      $        13,154
                                                                 -------------------- -------------------- -------------------
                                                                 -------------------- -------------------- -------------------

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1998
(Thousands of Dollars)


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

ESTIMATED LOSSES ON RECEIVABLES: The provision for losses on finance and other receivables is charged to income in an amount sufficient to maintain the allowance for losses at a level considered adequate to cover estimated losses. Receivables are charged to this allowance when, in the judgment of management, they are deemed uncollectible (usually upon repossession of the collateral). On certain retail contracts acquired from the dealers, the dealer retains liability, up to specified limits, for the credit loss on the sale of a repossessed vehicle. The amount and collectibility of dealer recourse provisions have been considered in establishing the allowance for credit losses on receivables.

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

INCOME TAXES: The Company is included in the consolidated federal income tax return of PACCAR. Income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1998
(Thousands of Dollars)


DERIVATIVE FINANCIAL INSTRUMENTS: The Company enters into interest rate contracts and cap agreements to manage certain exposures to fluctuations in interest rates. The Company uses interest rate swap contracts to match the interest rate characteristics of the Company's finance receivables with the borrowings used to fund those receivables and to limit the Company's exposure to rising interest rates. Interest rate swap contracts involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal. Net amounts paid or received are reflected as adjustments to interest expense. Interest rate cap premiums paid are amortized to interest expense ratably during the life of the agreement. The fair values of interest rate swap and cap agreements are not recognized in the financial statements. Realized gains or losses at the time of maturity, termination or repayment of an interest rate contract or cap agreement are recorded in a manner consistent with the original designation of the interest rate contract or cap agreement. The Company does not engage in derivatives trading, market-making or other speculative activities.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in the first quarter of 2000. Based on review of the pronouncement, management believes its current use of derivatives for hedging purposes will be considered cash flow hedges under the new pronouncement. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. However, given the complex nature of the new Standard and the dependence on market values, the impact will not be known until adoption.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1998
(Thousands of Dollars)


NOTE B--RECEIVABLES

Terms for substantially all finance and other receivables range up to 60 months. Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

The Company's finance and other receivables are as follows:

                                                                                  December 31
                                                                           1998                1997
                                                                   ------------------- -------------------
Notes and contracts due within:
   One year                                                          $      794,837      $      755,461
   Two years                                                                634,223             513,867
   Three years                                                              458,233             346,027
   Four years                                                               262,634             176,638
   Five years and beyond                                                     87,410              61,872
                                                                   ------------------- -------------------
                                                                          2,237,337           1,853,865

Wholesale financing                                                         161,051             115,143
Direct financing leases (including estimated residual
   values of $11,652)                                                       385,484             328,037
Interest and other receivables                                               22,047               8,306
                                                                   ------------------- -------------------

                                                                          2,805,919           2,305,351

Unearned interest:
   Notes and contracts                                                      (94,515)            (93,247)
   Direct financing leases                                                  (46,571)            (38,439)
                                                                   ------------------- -------------------

                                                                           (141,086)           (131,686)
                                                                   ------------------- -------------------


Net finance and other receivables                                    $    2,664,833      $    2,173,665
                                                                   ------------------- -------------------
                                                                   ------------------- -------------------

Future minimum lease payments on direct financing leases totaled $373,832 at December 31, 1998 and are due as follows: $117,560 in 1999; $97,092 in 2000;
$81,324 in 2001; $52,687 in 2002; and $25,169 in 2003 and beyond.

The allowance for losses on receivables is summarized as follows:

                                                   1998               1997               1996
                                             ------------------ ------------------ -----------------
Balance at beginning of year                  $      37,350      $      36,000      $      35,790
Provision for losses                                 11,485              6,245              3,279
Net losses                                           (4,035)            (4,895)            (3,069)
                                             ------------------ ------------------ -----------------

Balance at end of year                        $      44,800      $      37,350      $      36,000
                                             ------------------ ------------------ -----------------
                                             ------------------ ------------------ -----------------

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1998
(Thousands of Dollars)


At December 31, 1998 and 1997, the recorded investments in notes and contracts that were considered to be impaired were $16,146 and $20,353, respectively. Included in the allowance for losses were specific reserves of $5,073 and $5,172 on these impaired notes and contracts. The average recorded investment in impaired notes and contracts during the years ended December 31, 1998 and 1997, was $18,659 and $27,021, respectively. For the years ended December 31, 1998 and 1997, the Company recognized interest income of $888 and $963 respectively, on those impaired loans, all of which was recognized using the cash basis method of income recognition.

NOTE C--OPERATING LEASES

Terms of operating leases range up to 60 months. Future annual minimum rental payments to be received for transportation equipment on operating leases beginning January 1, 1999 were: $7,295 in 1999; $4,674 in 2000; $2,007 in
2001 and $454 in 2002.

NOTE D--TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the years ended December 31, 1998, 1997 and 1996, was met without assistance.

PACCAR charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $2,451, $1,976 and $2,676 in 1998, 1997 and 1996, respectively, were charged to the Company. In lieu of current year payment, PACCAR recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR for the paid-in capital invested in the prior year. Cash dividends of $2,093, $2,655, and $2,933 were paid in 1998, 1997 and 1996, respectively.

The Company's employees are covered by a defined benefit pension plan, an unfunded postretirement medical and life insurance plan and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets, defined benefit accumulated plan benefits and defined contribution plan benefits relating to the Company have not been made. Expenses charged to the Company by PACCAR for these plans were $1,039, $820, and $791 for years 1998, 1997 and 1996, respectively.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. At December 31, 1998, 1997 and 1996, there were no outstanding loans for the Company from or to PACCAR.

The Company periodically loans funds to certain foreign and domestic finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company's Support Agreement. The foreign affiliates operate in the United Kingdom, Canada and Australia, and any resulting currency exposure is fully hedged. The aggregate of any such loans not guaranteed by PACCAR will not exceed the equivalent of 50 million United States dollars. At December 31, 1998, there was $13 million in loans outstanding to a finance affiliate operating in the United Kingdom. There were no loans at December 31, 1997 or December 31, 1996.

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1998
(Thousands of Dollars)


NOTE E--BORROWINGS

Borrowings are summarized as follows:

                                                       Effective
                                                         Rate*                 1998                 1997
                                                 -------------------- -------------------- --------------------
      Commercial paper                                   5.27%           $   1,212,743        $     715,016
      Other short-term borrowings                           -                        -               44,000
      Fixed rate medium-term notes                       6.10%                 821,000              789,000
      Floating rate medium-term notes                    5.40%                 135,000              175,000
                                                 -------------------- -------------------- --------------------

             Total                                       5.59%           $   2,168,743        $   1,723,016
                                                 -------------------- -------------------- --------------------
                                                 -------------------- -------------------- --------------------

*The effective rate is the weighted average rate as of December 31, 1998 and includes the effects of interest rate agreements.

Principal amounts of medium-term notes due over the next five years beginning January 1, 1999 are $368,000 in 1999, $253,000 in 2000, $235,000 in 2001,
$100,000 in 2002, and $0 in 2003.

At December 31, 1998, there was $805 million of medium-term debt available for issuance under a currently outstanding shelf registration.

Cash paid for interest (net of swap interest received) was $118,032 in 1998, $101,845 in 1997, and $102,414 in 1996.

At December 31, 1998, the Company had outstanding 56 interest rate swaps with various financial institutions with a total notional balance of $969 million. The notional principal of these contracts matures as follows: $530 million in 1999, $327 million in 2000, $77 million in 2001, $22 million in 2002, and $13 million thereafter. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote and any losses would be immaterial.

At December 31, 1998, the interest rate swap weighted average pay rate was 5.67%. The weighted average interest rate swap receive rate of 5.43% offsets the pay rate on associated debt obligations.

NOTE F-- CREDIT ARRANGEMENTS

The Company and PACCAR have lines of credit arrangements with various commercial banks that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. At December 31, 1998, the unused portion of these credit lines was $755 million of which $635 are shared with PACCAR. The Company compensates the banks for providing lines of credit with fees that are immaterial.

The Company has entered into facility agreements with various lending institutions, under which the lending institutions may sell a participation or assign all or a portion of the note to other institutions. These notes generally mature within 90 days. At December 31, 1998, there were no notes outstanding, compared with $19 million at December 31, 1997.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1998
(Thousands of Dollars)


NOTE G--INCOME TAXES

The provision for income taxes consists of the following:

                                                                 Year Ended December 31
                                                     1998                 1997              1996
                                              -------------------- ------------------- ---------------
Current provision
  Federal                                      $      12,809        $      15,278       $      20,531
  State                                                1,489                2,934               3,430
                                              -------------------- ------------------- ---------------
                                                      14,298               18,212              23,961

Deferred expense (benefit)                             1,446                1,573              (3,640)
                                              -------------------- ------------------- ---------------

                                               $      15,744        $      19,785       $      20,321
                                              -------------------- ------------------- ---------------
                                              -------------------- ------------------- ---------------

A reconciliation between the statutory federal income tax rate and the actual provision for income taxes is shown below:

                                                                 Year Ended December 31
                                                     1998                 1997              1996
                                              -------------------- ------------------- ---------------
Tax at the statutory rate of 35%               $      14,132        $      17,743       $      18,263
Effect of state income taxes                           1,612                2,042               2,058
                                              -------------------- ------------------- ---------------
                                               $      15,744        $      19,785       $      20,321
                                              -------------------- ------------------- ---------------
                                              -------------------- ------------------- ---------------

Cash paid for income taxes was $15,885 in 1998, $17,386 in 1997, and $23,802 in 1996.

Deferred income tax assets and liabilities consisted of the following:

                                                                    As of December 31
                                                                1998                1997
                                                          ------------------- -------------------
Deferred tax liabilities:
   Depreciation                                            $        75,509     $        71,748
   State income tax                                                  9,514               8,621
                                                          ------------------- -------------------
                                                                    85,023              80,369

Deferred tax assets:
   Allowance for doubtful accounts                                 (15,721)            (13,073)
   Other                                                            (5,343)             (4,783)
                                                          ------------------- -------------------
                                                                   (21,064)            (17,856)

                                                          ------------------- -------------------

Net deferred tax liability                                 $        63,959     $        62,513
                                                          ------------------- -------------------
                                                          ------------------- -------------------

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1998
(Thousands of Dollars)


NOTE H--FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH: The carrying amount reported in the balance sheets is stated at fair value.

NET RECEIVABLES: For floating rate loans and wholesale financings, fair values are stated at carrying values. For fixed rate loans, fair values are estimated using discounted cash flow analyses applying interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest and other receivables approximates their fair value. Direct financing leases and the related allowance for losses are not included in net receivables for purposes of this note.

OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's interest rate contracts are based on costs which would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties' credit standings at current market interest rates or currency exchange rates.

COMMERCIAL PAPER, SHORT-TERM BANK LOANS AND MEDIUM-TERM NOTES: The carrying amount of the Company's commercial paper, bank loans and floating rate medium-term notes approximates their fair value. The fair value of the Company's fixed rate medium-term notes is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amount of trade payables and receivables approximate their fair value and have been excluded from the accompanying table.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                                1998                                  1997
                                                     ---------------------------          ----------------------------
                                                      Carrying          Fair               Carrying           Fair
                                                       Amount           Value               Amount            Value
                                                     ----------       ----------          ----------        ----------
Cash                                                $    14,641      $    14,641         $    13,370       $    13,370
Net receivables                                       2,291,403        2,293,528           1,852,525         1,858,117
Commercial paper and short-term bank loans            1,212,743        1,212,743             759,016           759,016
Medium-term notes                                       956,000          967,568             964,000           964,709

The Company's intent is to hold interest rate contracts until maturity. If recorded at fair value at December 31, 1998, the Company's off-balance-sheet financial instruments (interest rate contracts) would represent gross assets of $751 and offsetting gross liabilities of $5,313, resulting in a net liability of $4,562. If recorded at fair value at December 31, 1997, the Company's off-balance-sheet financial instruments would have reflected a net liability balance of $743.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1998
(Thousands of Dollars)


NOTE I--QUARTERLY RESULTS  (Unaudited)

                                                                       QUARTER
                                    -------------------------------------------------------------------------------
                                          First               Second              Third               Fourth
                                          -----               ------              -----               ------
1998
----

Gross income                        $      49,755       $      52,661       $      54,465       $      56,157
Income before income taxes                 11,791              11,958              12,195               4,434*
Net income                                  7,067               7,393               7,487               2,687

1997
----

Gross income                        $      48,317       $      48,322       $      49,320       $      50,720
Income before income taxes                 12,744              12,791              12,916              12,246
Net income                                  7,782               7,805               7,882               7,443

* As disclosed in the Company's 8-K filed December 10, 1998, the Company recorded a one-time charge-off of an investment in a new loan system in the amount of $7,453 during fourth quarter 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

                                   PART III


ITEMS 10, 11, 12 AND 13

     These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The following financial statements of the Company are included in Item 8:

      AT DECEMBER 31, 1998 AND 1997 AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

           Balance Sheets -- December 31, 1998 and 1997

           Statements of Income and Retained Earnings -- Years Ended
             December 31, 1998, 1997 and 1996

           Statements of Cash Flows -- Years Ended December 31, 1998, 1997
             and 1996

           Notes to Financial Statements -- December 31, 1998

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed and, therefore, have been omitted.

           Listing of Exhibits

  The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1998

On December 10, 1998 the Company filed a Form 8-K under Item 5 disclosing the write-off of its investment in the development of a new loan system.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PACCAR Financial Corp.



                    By
                        --------------------
                        Andrew J. Wold
                        President


Date:  March 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)   Principal Executive Officer

                                                                     President
      --------------------------------------
         Andrew J. Wold

(2)   Principal Financial Officer

                                                                     Treasurer
      --------------------------------------
         Patricia A. Donohoe

(3)   Principal Accounting Officer

                                                                     Controller
      --------------------------------------
         Michael T. Barkley

(4)   A Majority of the Board of Directors:


      --------------------------------------
         Andrew J. Wold

      David J. Hovind*
      Mark C. Pigott*
      Michael A. Tembreull*

*By
      ---------------------------------------
      Andrew J. Wold
      Attorney-in-Fact

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

  4.2 Forms of Medium-Term Note, Series G (incorporated by reference to Exhibits 4.3A and 4.3B to the Company's Registration Statement on Form S-3 dated December 8, 1993, Registration Number 33-51335). Form of Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series G (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 dated December 8, 1993, Registration Number 33-51335).

  4.3 Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to the Company's Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623). Form of Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series H (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

  4.4 Forms of Medium-Term Note, Series I (incorporated by reference to Exhibits 4.2A and 4.2B to the Company's Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

              Form of Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series I (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

  10.1 Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

  12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years in the period ended December 31, 1998.

  12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for each of the five years in the period ended December 31, 1998.

  12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to

              SEC reporting requirements for each of the five years in the period ended December 31, 1998.

  23          Consent of Independent Auditors.

  25.1        Power of attorney of certain officers and directors.

  27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the year ended December 31, 1998.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.