Form 10-Q
period 1999-03-31
PACCAR FINANCIAL CORP
filed 1999-05-13
CIK 731288

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ended March 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For transition period from _______________ to _______________

Commission File No. 0-12553

                             PACCAR FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 WASHINGTON                          91-6029712
-----------------------------------        -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


            777 - 106TH AVENUE N.E., BELLEVUE, WASHINGTON       98004
           -------------------------------------------------------------
                Address of Principal Executive Offices)        (Zipcode)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at April 30, 1999.


     THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR Inc AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-Q
     AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1 FINANCIAL STATEMENTS

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                                   March 31      December 31
                                                                     1999            1998*
                                                                  ----------      ----------
                                                                  (Unaudited)
ASSETS
  Cash                                                            $    6,132      $   14,641
  Finance and other receivables, net of
     allowance for losses of $46,000 ($44,800 in 1998)             2,704,043       2,606,540
  Loans to affiliate                                                  17,049          13,493
  Equipment on operating leases, net of
     allowance for depreciation of $11,914 ($10,894 in 1998)          29,384          30,076
  Other assets                                                        18,302          15,070
                                                                  ----------      ----------

TOTAL ASSETS                                                      $2,774,910      $2,679,820
                                                                  ----------      ----------
                                                                  ----------      ----------

LIABILITIES
  Accounts payable and accrued expenses                           $   28,648      $   38,590
  Payable for finance receivables acquired                             7,640          41,526
  Commercial paper and other short-term borrowings                 1,238,642       1,212,743
  Medium-term notes                                                1,058,000         956,000
  Income taxes - current and deferred                                 66,977          62,732
                                                                  ----------      ----------

TOTAL LIABILITIES                                                  2,399,907       2,311,591
                                                                  ----------      ----------
                                                                  ----------      ----------

STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share
     6% noncumulative and nonvoting
     450,000 shares authorized,
     310,000 shares issued and outstanding                            31,000          31,000
  Common stock, par value $100 per share
     200,000 shares authorized,
     145,000 shares issued and outstanding                            14,500          14,500
  Paid-in capital                                                     15,383          13,990
  Retained earnings                                                  314,120         308,739
                                                                  ----------      ----------

TOTAL STOCKHOLDER'S EQUITY                                           375,003         368,229
                                                                  ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $2,774,910      $2,679,820
                                                                  ----------      ----------
                                                                  ----------      ----------

*The December 31, 1998 Balance Sheet has been derived from audited financial statements.

See accompanying notes.

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)


                                                      Three Months Ended
                                                           March 31
                                                     1999             1998
                                                   ---------       ---------
                                                          (Unaudited)

  Interest and other income                        $  52,201       $  45,832
  Rentals on operating leases                          1,982           2,414
                                                   ---------       ---------

TOTAL FINANCE INCOME                                  54,183          48,246

  Interest expense                                    30,303          25,949
  Other borrowing expense                                595             529
  Depreciation expense related
     to operating leases                               1,526           1,771
                                                   ---------       ---------

TOTAL FINANCE EXPENSES                                32,424          28,249
                                                   ---------       ---------

FINANCE MARGIN                                        21,759          19,997

   Insurance premiums earned                           1,868           1,509
   Insurance claims and underwriting expenses          1,462           1,097
                                                   ---------       ---------

INSURANCE MARGIN                                         406             412

   Selling, general &
     administrative expenses                           7,115           6,713
   Provision for losses on receivables                 2,505           1,905
                                                   ---------       ---------

INCOME BEFORE INCOME TAXES                            12,545          11,791

   Federal and state income taxes                      4,880           4,724
                                                   ---------       ---------

NET INCOME                                             7,665           7,067

   Retained earnings at beginning of period          308,739         286,198
   Cash dividends paid                                (2,284)         (2,093)
                                                   ---------       ---------

RETAINED EARNINGS AT END OF PERIOD                 $ 314,120       $ 291,172
                                                   ---------       ---------
                                                   ---------       ---------


Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Inc.


See accompanying notes.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)


                                                      Three Months Ended
                                                            March 31
                                                      1999            1998
                                                   --------        --------

                                                          (Unaudited)
OPERATING ACTIVITIES:
Net income                                        $   7,665       $   7,067
Items included in net income not
       affecting cash:
     Provision for losses on receivables              2,505           1,905
     Decrease in deferred taxes payable              (2,711)         (3,626)
     Depreciation and amortization                    2,540           2,751
Decrease in payables,
     income taxes and other                          (7,023)         (6,491)
                                                   --------        --------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                  2,976           1,606

INVESTING ACTIVITIES:

Finance and other receivables acquired             (380,308)       (297,502)
Collections on finance and other receivables        279,067         222,743
Net increase in wholesale receivables               (36,402)        (21,753)
Acquisition of equipment                             (1,348)         (2,567)
Proceeds from disposal of equipment                     498           2,410
                                                   --------        --------

NET CASH USED IN
INVESTING ACTIVITIES                               (138,493)        (96,669)

FINANCING ACTIVITIES:

  Net increase in commercial paper
     and other short-term borrowings                 25,899          93,773
  Proceeds from medium-term notes                   215,000         115,000
  Payments of medium-term notes                    (113,000)       (119,000)
  Additions to paid-in capital                        1,393           1,779
  Payment of cash dividend                           (2,284)         (2,093)
                                                   --------        --------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                127,008          89,459
                                                   --------        --------

NET DECREASE IN CASH                                 (8,509)         (5,604)

CASH AT BEGINNING OF PERIOD                          14,641          13,370
                                                   --------        --------

CASH AT END OF PERIOD                             $   6,132       $   7,766
                                                   --------        --------
                                                   --------        --------


See accompanying notes.

                             PACCAR Financial Corp.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NOTE B--TRANSACTIONS WITH PACCAR INC AND AFFILIATES

The Company and PACCAR Inc ("PACCAR") are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of earnings to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year, and that PACCAR own all outstanding voting stock of the Company. The required ratio for the three months ended March 31, 1999 and 1998 was met without assistance.

PACCAR charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of current year payment, PACCAR recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR for the paid-in capital invested in the prior year. Cash dividends of $2,284 and $2,093 were paid to PACCAR in the quarters ended March 31, 1999 and 1998, respectively.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. At March 31, 1999 and 1998, there were no outstanding loans for the Company from or to PACCAR.

The Company periodically loans funds to certain foreign and domestic finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company's Support Agreement. The foreign affiliates operate in the United Kingdom, Canada and Australia, and any resulting currency exposure is fully hedged. The domestic leasing affiliate finances trucks and trailers under direct finance leases, operating leases, and other financing agreements. The aggregate of any such loans not guaranteed by PACCAR is limited to the equivalent of $50 million United States dollars. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. At March 31, 1999, there was a total of $17 million in loans outstanding to a foreign affiliate operating in the United Kingdom. There were no loans at March 31, 1998.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The finance margin improved 9% to $21.8 million for the first quarter of 1999, from $20.0 million for first quarter 1998, primarily due to growth in receivables. Average receivables grew 21% to $2.7 billion in the first quarter of 1999, from $2.2 billion in the first quarter of 1998, reflecting record 1998 and first quarter 1999 volume. Volume increased 27% to $348 million for the first quarter of 1999 from $274 million for the same period last year. The average margin rate on receivables has continued to decline to 3.29% for the first quarter of 1999 from 3.67% for the same period in 1998 due to intense rate competition in the truck lending market.

Selling, general and administrative expenses of $7.1 million for the first quarter of 1999 were 6% higher than the first quarter of 1998 due to increased staffing and Year 2000 related costs. The provision for losses increased 31% to $2.5 million for the first quarter of 1999 as compared to the first quarter of 1998, despite a decline in the reserve ratio to 1.66% versus 1.70% for the same period in 1998, due to asset growth. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment.

As a result of the foregoing factors, net income for the first quarter of 1999 increased 8% to $7.7 million from $7.1 million for the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999, the Company funded its portfolio growth primarily through the issuance of medium-term notes, which increased $102 million from December 31, 1998. In September 1998, the Company registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. As of March 31, 1999, $590 million of such securities were available for issuance.

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

As of March 31, 1999, the Company and PACCAR maintained total unused bank lines of credit of $755 million which are largely used to support the Company's commercial paper borrowings. Of this, $635 million are shared with PACCAR and $120 million pertain to the Company alone.

Other information on liquidity and sources of capital as presented in the Company's 1998 Annual Report on Form 10-K continues to be relevant.

YEAR 2000 ISSUE

As a finance company, the Company relies upon computer processing to originate and service loans and leases. The Company has identified and evaluated its major internal systems for Year 2000 compliance. Internal systems have already been modified to enable the Company to process loans and leases with a termination date after the Year 2000. Some additional software related changes for the systems to operate properly after the Year 2000 have been identified by the Company. The Company has developed a detailed plan, including anticipated completion dates for each significant system. All systems are expected to be converted and installed by June 30, 1999. Overall completion, including comprehensive testing of all systems working together, is scheduled for completion by September 30, 1999. Management regularly reviews the progress under this plan. A team consisting of full-time employees supplemented with contract staff is working to make the necessary changes. Total cost to the Company is expected to approximate $2.0 million, of which $1.4 million has been incurred through March 31, 1999. Operating funds will fund the cost of the project.

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

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended March 31, 1999. For additional information, refer to Item 7a of the Company's December 31, 1998 Report 10-K.


                           PART II--OTHER INFORMATION


Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this report are listed in the accompanying
    Exhibit Index.

(b) There were no reports on Form 8-K for the quarter ended March 31, 1999.

                                              PACCAR Financial Corp.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     PACCAR Financial Corp.
                                                          (Registrant)




Date:  May 13, 1999                          BY:  /S/A. J. Wold
                                                  ------------------------------
                                                  A. J. Wold
                                                  President
                                                  (Authorized Officer)





                                              BY:  /S/M. T. Barkley
                                                  ------------------------------
                                                  M. T. Barkley
                                                  Controller
                                                  (Chief Accounting Officer)

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 1999 and 1998.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for the three-month periods ended March 31, 1999 and 1998.

      PACCAR Financial Corp.

                                 EXHIBIT INDEX


12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 1999 and 1998.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the three-month period ended March 31, 1999.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.