Form 10-Q
period 1999-06-30
PACCAR FINANCIAL CORP
filed 1999-08-11
CIK 731288

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ended June 30, 1999

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _______________ to _______________

Commission File No. 0-12553

                             PACCAR FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Washington                           91-6029712
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

         777 - 106th Avenue N.E., Bellevue, Washington       98004
         ----------------------------------------------------------
             Address of Principal Executive Offices)       (Zipcode)

       Registrant's telephone number, including area code: (425) 468-7100
                                                           --------------

--------------------------------------------------------------------------------
       Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at July 31, 1999.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR Inc AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1 FINANCIAL STATEMENTS

                                       PACCAR Financial Corp.

                                           BALANCE SHEETS
                                       (Thousands of Dollars)


                                                                                  June 30       December 31
                                                                                    1999           1998*
                                                                                ---------------------------
                                                                                (Unaudited)
ASSETS
  Cash                                                                           $    5,706     $   14,641
  Finance and other receivables, net of
    allowance for losses of $48,600 ($44,800 in 1998)                             2,878,680      2,606,540
  Loans to affiliate                                                                 16,335         13,493
  Equipment on operating leases, net of
    allowance for depreciation of $13,027 ($10,894 in 1998)                          29,320         30,076
  Other assets                                                                       18,953         15,070
                                                                                --------------------------

TOTAL ASSETS                                                                     $2,948,994     $2,679,820
                                                                                --------------------------
                                                                                --------------------------

LIABILITIES
  Accounts payable and accrued expenses                                          $   43,469     $   38,590
  Payable for finance receivables acquired                                            2,188         41,526
  Commercial paper and other short-term borrowings                                1,286,422      1,212,743
  Medium-term notes                                                               1,168,000        956,000
  Income taxes - current and deferred                                                65,855         62,732
                                                                                --------------------------

TOTAL LIABILITIES                                                                 2,565,934      2,311,591
                                                                                --------------------------
STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share
    6% noncumulative and nonvoting
    450,000 shares authorized,
    310,000 shares issued and outstanding                                            31,000         31,000
  Common stock, par value $100 per share
    200,000 shares authorized,
    145,000 shares issued and outstanding                                            14,500         14,500
  Paid-in capital                                                                    15,440         13,990
  Retained earnings                                                                 322,120        308,739
                                                                                --------------------------

TOTAL STOCKHOLDER'S EQUITY                                                          383,060        368,229
                                                                                --------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                       $2,948,994     $2,679,820
                                                                                --------------------------
                                                                                --------------------------

*The December 31, 1998 Balance Sheet has been derived from audited financial statements

See accompanying notes

                                                 PACCAR Financial Corp.

                                      STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                 (Thousands of Dollars)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30                            June 30

                                                              1999            1998              1999              1998
                                                           ----------------------------------------------------------------
                                                                   (Unaudited)                        (Unaudited)

Interest and other income                                  $  55,939        $  48,798         $108,140          $  94,630
Rentals on operating leases                                    2,005            2,211            3,987              4,625
                                                           ----------------------------------------------------------------

TOTAL FINANCE INCOME                                          57,944           51,009          112,127             99,255

Interest expense                                              32,580           27,712           62,883             53,661
Other borrowing expense                                          655              427            1,250                956
Depreciation expense related
  to operating leases                                          1,537            1,602            3,063              3,373
                                                           ----------------------------------------------------------------

TOTAL FINANCE EXPENSES                                        34,772           29,741           67,196             57,990

FINANCE MARGIN                                                23,172           21,268           44,931             41,265

Insurance premiums earned                                      1,988            1,652            3,856              3,161
Insurance claims and underwriting expenses                     1,492            1,260            2,954              2,357
                                                           ----------------------------------------------------------------

INSURANCE MARGIN                                                 496              392              902                804

Selling, general and
  administrative expenses                                      7,003            6,839           14,118             13,552
Provision for losses on receivables                            3,568            2,863            6,073              4,768
                                                           ----------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                    13,097           11,958           25,642             23,749

Federal and state income taxes                                 5,097            4,565            9,977              9,289
                                                           ----------------------------------------------------------------

NET INCOME                                                     8,000            7,393           15,665             14,460

Retaining earnings at beginning of period                    314,120          291,172          308,739            286,198
Cash dividends paid                                                -                -           (2,284)            (2,093)
                                                           ----------------------------------------------------------------

RETAINED EARNINGS AT END OF PERIOD                          $322,120         $298,565         $322,120           $298,565
                                                           ----------------------------------------------------------------
                                                           ----------------------------------------------------------------


Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Inc.

See accompanying notes.

                                 PACCAR Financial Corp.
                                STATEMENTS OF CASH FLOWS
                                 (Thousands of Dollars)


                                                                   Six Months Ended
                                                                        June 30
                                                                  1999           1998
                                                               ---------------------------
                                                                      (Unaudited)

OPERATING ACTIVITIES:
  Net income                                                   $  15,665      $  14,460
  Items included in net income not
      affecting cash:
    Provision for losses on receivables                            6,073          4,768
    Increase (decrease) in deferred taxes payable                    789         (5,582)
    Depreciation and amortization                                  5,252          5,372
  Increase in payables,
    income taxes and other                                         2,418            185
                                                               ---------------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                              30,197         19,203

INVESTING ACTIVITIES:

  Finance and other receivables acquired                        (872,381)      (695,283)
  Collections on finance and other receivables                   598,430        488,312
  Net increase in wholesale receivables                          (47,267)       (12,155)
  Acquisition of equipment                                        (3,944)        (4,591)
  Proceeds from disposal of equipment                              1,185          5,117
                                                               ---------------------------

NET CASH USED IN
INVESTING ACTIVITIES                                            (323,977)      (218,600)

FINANCING ACTIVITIES:

  Net increase in commercial paper
    and other short-term borrowings                               73,679        320,870
  Proceeds from medium-term notes                                385,000        205,000
  Payments of medium-term notes                                 (173,000)      (329,000)
  Additions to paid-in capital                                     1,450          1,904
  Payment of cash dividend                                        (2,284)        (2,093)
                                                               ---------------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                             284,845        196,681
                                                               ---------------------------

NET DECREASE IN CASH                                              (8,935)        (2,716)

CASH AT BEGINNING OF PERIOD                                       14,641         13,370
                                                               ---------------------------

CASH AT END OF PERIOD                                          $   5,706      $  10,654
                                                               ---------------------------
                                                               ---------------------------

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

NOTE B--TRANSACTIONS WITH PACCAR INC AND AFFILIATES

The Company and PACCAR Inc ("PACCAR") are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of earnings to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year, and that PACCAR own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the six months ended June 30, 1999 and 1998 was met without assistance.

PACCAR charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of current year payment, PACCAR recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR for the paid-in capital invested in the prior year. Cash dividends of $2,284 and $2,093 were paid to PACCAR during the first quarter of 1999 and 1998, respectively. No dividends were paid during the second quarter of 1999 or 1998.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. At June 30, 1999 and 1998, there were no outstanding loans for the Company from or to PACCAR.

The Company periodically loans funds to certain foreign and domestic finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company's Support Agreement. The foreign affiliates operate in the United Kingdom, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign finance affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealers in the United Kingdom, Canada and Australia. The domestic leasing affiliate finances trucks and trailers under direct finance leases, operating leases and other financing agreements for terms of one to ten years. The Company will not make loans to the foreign affiliates in excess of the equivalent of $50 million United States dollars, or loans to its domestic leasing affiliate in excess of $200 million, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $16 million and $3 million in loans outstanding to a foreign affiliate operating in the United Kingdom at June 30, 1999 and 1998, respectively, and no loans outstanding to the domestic leasing affiliate for either period.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% non-cumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The finance margin improved 9% to $44.9 million for the first half of 1999, from $41.3 million for first half of 1998, primarily due to growth in receivable balances. Average receivables of $2.8 billion for the six months ended June 30, 1999 were 22% higher than the same period last year, reflecting record volume. New lending volume increased 24% to $837 million for year to date 1999 from $673 million for the same period last year. The average margin rate on receivables has continued to decline to 3.27% for the first half of 1999 from 3.67% for the same period in 1998 due to higher leverage and intense rate competition in the truck lending market.

Selling, general and administrative expenses of $14.1 million for the first half of 1999 were 4% higher than for the first half of 1998 due to increased staffing and Year 2000 related costs. The provision for losses increased 27% to $6.1 million for the first half of 1999 as compared to the first half of 1998 due primarily to asset growth. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment.

As a result of the foregoing factors, net income for the first half of 1999 increased 8% to $15.7 million from $14.5 million for the first half of 1998.


LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1999, the Company funded its portfolio growth primarily through the issuance of medium-term notes, which increased $212 million during the period. In September 1998, the Company registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. As of June 30, 1999, $420 million of such securities were available for issuance.

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

As of June 30, 1999, the Company and PACCAR maintained total unused bank lines of credit of $755 million which are largely used to support the Company's commercial paper borrowings. Of this, $680 million are shared with PACCAR and $75 million pertain to the Company alone.

Other information on liquidity and sources of capital as presented in the Company's 1998 Annual Report on Form 10-K continues to be relevant.

YEAR 2000 ISSUE
  As a finance company, the Company relies upon computer processing to originate and service loans and leases. The Company has identified and evaluated its major internal systems for Year 2000 compliance. All major internal systems were converted by June 30, 1999. Overall completion, including comprehensive testing of all systems working together and contingency planning, is scheduled for completion by October 31, 1999. Management regularly reviews the progress under this plan. A team consisting of full-time employees supplemented with contract staff is supporting the Year 2000 effort. Total cost to the Company is expected to be approximately $2.0 million, of which $1.7 million has been incurred through June 30, 1999. The project is being funded with operating funds.

  Since the Company is not a manufacturer, the Company's reliance on embedded computer systems is limited to facilities related matters, such as office security systems and telecommunications equipment. The Company has confirmed with its vendors that such systems will be, or are, Year 2000 compliant.

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

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six months ended June 30, 1999. For additional information, refer to Item 7a of the Company's December 31, 1998 Report 10-K.


                           PART II--OTHER INFORMATION

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

(b) There were no reports on Form 8-K for the quarter ended June 30, 1999.

                             PACCAR Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 PACCAR Financial Corp.
                                                      (Registrant)









Date:  August 11, 1999                        BY:
                                                   _____________________________
                                                   A. J. Wold
                                                   President
                                                   (Authorized Officer)



                                              BY:
                                                   _____________________________
                                                   M. T. Barkley
                                                   Controller
                                                   (Chief Accounting Officer)

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six-month periods ended June 30, 1999 and 1998.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for the six-month periods ended June 30, 1999 and 1998.

PACCAR Financial Corp.

                                  EXHIBIT INDEX


12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the six-month periods ended June 30, 1999 and 1998.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the six-month period ended June 30, 1999.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.

                                                                   EXHIBIT 12.1

                             PACCAR Financial Corp.

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     PURSUANT TO SEC REPORTING REQUIREMENTS
                             (Thousands of Dollars)

                                                             Six Months Ended
                                                                  June 30
                                                              1999         1998
                                                            --------------------

FIXED CHARGES
  Interest expense                                          $62,883      $53,661
  Portion of rentals deemed interest                            414          352
                                                            --------------------


TOTAL FIXED CHARGES                                         $63,297      $54,013
                                                            --------------------
                                                            --------------------


EARNINGS
  Income before taxes                                       $25,642      $23,749
  Fixed charges                                              63,297       54,013
                                                            --------------------


EARNINGS AS DEFINED                                         $88,939      $77,762
                                                            --------------------
                                                            --------------------

RATIO OF EARNINGS TO FIXED CHARGES                            1.41x        1.44x

The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements but differs from the method called for in the Support Agreement between the Company and PACCAR. See Exhibit 12.2.

                                                                    EXHIBIT 12.2


                             PACCAR Financial Corp.

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                       PURSUANT TO THE SUPPORT AGREEMENT
                         BETWEEN THE COMPANY AND PACCAR
                             (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30
                                                             1999          1998
                                                           ---------------------
FIXED CHARGES
   Interest expense                                        $62,883       $53,661
   Facility and equipment rental                               471           453
                                                           ---------------------

TOTAL FIXED CHARGES                                        $63,354       $54,114
                                                           ---------------------
                                                           ---------------------


EARNINGS
   Income before taxes                                     $25,642       $23,749
   Depreciation                                              3,269         3,508
                                                           ---------------------

                                                            28,911        27,257
   Fixed charges                                            63,354        54,114
                                                           ---------------------

EARNINGS AS DEFINED                                        $92,265       $81,371
                                                           ---------------------
                                                           ---------------------


RATIO OF EARNINGS TO FIXED CHARGES                           1.46x         1.50x


                                                                   EXHIBIT 12.3

                             PACCAR AND SUBSIDIARIES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (Thousands of Dollars)

                                                                 Six Months Ended
                                                                       June
                                                                 1999        1998
                                                               -------------------
FIXED CHARGES
   Interest expense -
     PACCAR and subsidiaries (1)                               $ 87,004   $ 79,656
   Portion of rentals deemed interest                             8,874      7,277
                                                               -------------------

TOTAL FIXED CHARGES                                            $ 95,878   $ 86,933
                                                               -------------------
                                                               -------------------


EARNINGS
   Income before taxes -
     PACCAR and subsidiaries                                   $406,577   $321,313
   Fixed charges                                                 95,878     86,933
                                                               -------------------

EARNINGS AS DEFINED                                            $502,455   $408,246
                                                               -------------------
                                                               -------------------


RATIO OF EARNINGS TO FIXED CHARGES                                5.24x      4.70x


(1) Exclusive of interest, if any, paid to PACCAR.