Form 10-Q
period 1999-09-30
PACCAR FINANCIAL CORP
filed 1999-11-12
CIK 731288

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ended September 30, 1999
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For transition period from _______________ to _______________

Commission File No. 0-12553

                             PACCAR FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                WASHINGTON                            91-6029712
     -------------------------------       ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


           777 - 106TH AVENUE N.E., BELLEVUE, WASHINGTON       98004
           ---------------------------------------------    ----------
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
Yes  X   No
   ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at October 31, 1999.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR Inc AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1 FINANCIAL STATEMENTS

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                                                   September 30              December 31
                                                                                       1999                      1998*
                                                                                    (Unaudited)
                                                                                    -------------------------------------
ASSETS
  Cash                                                                              $       3,551           $      14,641
  Finance and other receivables, net of
     allowance for losses of $51,240 ($44,800 in 1998)                                  3,028,095               2,606,540
  Loans to affiliate                                                                       18,070                  13,493
  Equipment on operating leases, net of
     allowance for depreciation of $11,883 ($10,894 in 1998)                               26,690                  30,076
Other assets                                                                               19,237                  15,070
                                                                                    -------------------------------------

TOTAL ASSETS                                                                        $   3,095,643           $   2,679,820
                                                                                    =====================================


LIABILITIES
  Accounts payable and accrued expenses                                             $      31,371           $      38,590
  Payable for finance receivables acquired                                                  3,583                  41,526
  Commercial paper and other short-term borrowings                                      1,278,582               1,212,743
  Medium-term notes                                                                     1,298,000                 956,000
  Income taxes - current and deferred                                                      66,960                  62,732
                                                                                    -------------------------------------

TOTAL LIABILITIES                                                                       2,678,496               2,311,591
                                                                                    =====================================


STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share
     6% noncumulative and nonvoting
     450,000 shares authorized,
     310,000 shares issued and outstanding                                                 31,000                  31,000
  Common stock, par value $100 per share
     200,000 shares authorized,
     145,000 shares issued and outstanding                                                 14,500                  14,500
  Paid-in capital                                                                          40,554                  13,990
  Retained earnings                                                                       331,093                 308,739
                                                                                    -------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                                                417,147                 368,229
                                                                                    -------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $   3,095,643           $   2,679,820
                                                                                    =====================================


*The December 31, 1998 Balance Sheet has been derived from audited financial statements.

See accompanying notes.

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)


                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30                       September 30
                                                                  1999              1998              1999             1998
                                                             -----------------------------------------------------------------
                                                                        (Unaudited)                       (Unaudited)
Interest and other income                                      $ 59,963        $  50,731         $168,102          $145,361
Rentals on operating leases                                       1,823            1,986            5,810             6,611
                                                             -----------------------------------------------------------------

TOTAL FINANCE INCOME                                             61,786           52,717          173,912           151,972

Interest expense                                                 35,407           29,113           98,290            82,774
Other borrowing expense                                             707              504            1,956             1,460
Depreciation expense related
  to operating leases                                             1,391             1,496           4,453             4,869
                                                             -----------------------------------------------------------------

TOTAL FINANCE EXPENSES                                           37,505            31,113         104,699            89,103

FINANCE MARGIN                                                   24,281            21,604          69,213            62,869

Insurance premiums earned                                         2,105             1,748           5,960             4,909
Insurance claims and underwriting expenses                        1,592             1,287           4,546             3,644
                                                             -----------------------------------------------------------------

INSURANCE MARGIN                                                    513               461           1,414             1,265

Selling, general and
  administrative expenses                                         5,838             6,878          19,956            20,430
Provision for losses on receivables                               4,507             2,992          10,580             7,760
                                                             -----------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                       14,449            12,195          40,091            35,944

Federal and state income taxes                                    5,476             4,708          15,453            13,997
                                                             -----------------------------------------------------------------

NET INCOME                                                        8,973             7,487          24,638            21,947

Retaining earnings at beginning of period                       322,120           298,565         308,739           286,198
Cash dividends paid                                                   -                 -          (2,284)           (2,093)
                                                             -----------------------------------------------------------------

RETAINED EARNINGS AT END OF PERIOD                             $331,093          $306,052        $331,093          $306,052
                                                             =================================================================


Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Inc.

See accompanying notes.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)


                                                                                                Nine Months Ended
                                                                                                   September 30
                                                                                            1999                  1998
                                                                                    -------------------------------------
                                                                                                   (Unaudited)
OPERATING ACTIVITIES:

Net income                                                                          $      24,638           $      21,947
Items included in net income not
       affecting cash:
     Provision for losses on receivables                                                   10,580                   7,760
     Increase (decrease) in deferred taxes payable                                          2,881                  (5,994)
     Depreciation and amortization                                                          7,753                   7,762
Increase in payables,
     income taxes and other                                                               (17,833)                (19,714)
                                                                                    --------------------------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                                       28,019                  11,761

INVESTING ACTIVITIES:

  Finance and other receivables acquired                                               (1,327,969)             (1,085,569)
  Collections on finance and other receivables                                            924,151                 772,951
  Net increase in wholesale receivables                                                   (65,164)                 (7,852)
  Acquisition of equipment                                                                 (5,384)                 (9,103)
  Proceeds from disposal of equipment                                                       3,138                   7,008
                                                                                    -------------------------------------

NET CASH USED IN
INVESTING ACTIVITIES                                                                     (471,228)               (322,565)

FINANCING ACTIVITIES:

  Net increase in commercial paper
     and other short-term borrowings                                                       65,839                 371,930
  Proceeds from medium-term notes                                                         610,000                 340,000
  Payments of medium-term notes                                                          (268,000)               (405,000)
  Additions to paid-in capital                                                             26,564                   2,207
  Payment of cash dividend                                                                 (2,284)                 (2,093)
                                                                                    --------------------------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                                                      432,119                 307,044
                                                                                    -------------------------------------

NET DECREASE IN CASH                                                                      (11,090)                 (3,760)

CASH AT BEGINNING OF PERIOD                                                                14,641                  13,370
                                                                                    -------------------------------------

CASH AT END OF PERIOD                                                               $       3,551           $       9,610
                                                                                    =====================================


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

NOTE B--TRANSACTIONS WITH PACCAR INC AND AFFILIATES

The Company and PACCAR Inc ("PACCAR") are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of earnings to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year, and that PACCAR own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the nine months ended September 30, 1999 and 1998 was met without assistance.

PACCAR charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of current year payment, PACCAR recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR for the paid-in capital invested in the prior year. Cash dividends of $2.3 million and $2.1 million were paid to PACCAR during the first nine months of 1999 and 1998, respectively. PACCAR made an additional $25 million investment in the Company through paid-in capital in the third quarter of 1999.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. At September 30, 1999 and 1998, the Company had no loans from or to PACCAR.

The Company periodically loans funds to certain foreign and domestic finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company's Support Agreement. The foreign affiliates operate in the United Kingdom, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign finance affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealer networks in the United Kingdom, Canada and Australia. The domestic leasing affiliate finances trucks and trailers under direct finance leases, operating leases and other financing agreements for terms of one to ten years. The Company will not make loans to the foreign affiliates in excess of the equivalent of $50 million United States dollars, or loans to its domestic leasing affiliate in excess of $200 million, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $18 million and $10 million in loans outstanding to a foreign affiliate operating in the United Kingdom at September 30, 1999 and 1998, respectively, and no loans outstanding to the domestic leasing affiliate for either period.

NOTE C--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% non-cumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The finance margin improved 10% to $69.2 million for the nine months ended September 30, 1999, from $62.9 million for the same period in 1998, primarily due to growth in receivable balances. Average receivables increased 23% to $2.9 billion for the first nine months of 1999 compared to the first nine months of 1998 due to record loan volume. New lending volume increased 21% to $1,295 million for the first nine months of 1999 from $1,071 million for the first nine months of 1998. The average margin rate on receivables has continued to decline to 3.24% for the first nine months of 1999 from 3.62% for the same period in 1998 due to higher leverage and intense rate competition in the truck lending market.

Selling, general and administrative expenses of $20.0 million for the first nine months of 1999 were 2% lower than for the same period of 1998. Operating expenses were favorably impacted $1.4 million by a settlement with a vendor. Development costs payable to this vendor were included in the charge-off of a terminated loan system development project recorded in the fourth quarter of 1998. Operating expenses for the first nine months of 1999, excluding this non-recurring item, were 5% higher than comparable prior year expenses due to higher salary related costs and Year 2000 compliance efforts. The provision for losses increased 36% to $10.6 million for the first nine months of 1999 compared to the first nine months of 1998 due to asset growth and higher credit losses. Net credit losses in the first nine months of 1999 were $4.1 million compared to $2.8 million in the comparable prior year period. The level of the allowance reflects the risks inherent in the financing of commercial highway transportation equipment.

As a result of the foregoing factors, year to date September 30, 1999 net income increased 12% to $24.6 million from $21.9 million for the same period of 1998.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1999, the Company funded its portfolio growth primarily through the issuance of medium-term notes, which increased $342 million during the period. In September 1998, the Company registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. As of September 30, 1999, $195 million of such securities were available for issuance. The Company intends to file a registration statement for additional debt securities in the near future.

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

As of September 30, 1999, the Company and PACCAR maintained total unused bank lines of credit of $755 million which are largely used to support the Company's commercial paper borrowings. Of this, $680 million are shared with PACCAR and $75 million pertain to the Company alone.

Other information on liquidity and sources of capital as presented in the Company's 1998 Annual Report on Form 10-K continues to be relevant.

YEAR 2000 ISSUE
The Company relies upon computer processing to originate and service loans and leases. The Company has identified, evaluated and converted its major internal systems for Year 2000 compliance and has developed contingency plans. The project, including comprehensive testing of all systems working together, has been completed. Total cost to the Company was $2.0 million and was funded with operating funds.

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

Since the Company is a collateral based lender with hard copy documents to enforce its loans and leases, the most reasonably likely worst case scenario if all its systems are not Year 2000 compliant is that information and reports would contain inaccuracies that would slow the efficient processing of payments, result in increased administrative costs to the Company and generally reduce customer service. The cumulative effect of these potential outcomes is unknown, but could have a material effect on the Company's financial condition, results of operations and liquidity.

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

Management believes it has taken the necessary steps regarding Year 2000 compliance with respect to matters within its control to ensure that the Year 2000 issue will not materially impact the Company.

Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine months ended September 30, 1999. For additional information, refer to
Item 7a of the Company's December 31, 1998 Report 10-K.


                           PART II--OTHER INFORMATION

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this report are listed in the accompanying
Exhibit Index.

(b) There were no reports on Form 8-K for the quarter ended September 30, 1999.

                             PACCAR Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PACCAR Financial Corp.
                                                 (Registrant)



Date:  November 11, 1999              BY:  /s/ Andrew J. Wold
                                           -----------------------------------
                                           A. J. Wold
                                           President
                                           (Authorized Officer)



                                      BY:  /s/ Michael T. Barkley
                                           -----------------------------------
                                           M. T. Barkley
                                           Controller
                                           (Chief Accounting Officer)

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine-month periods ended September 30, 1999 and 1998.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for the nine-month periods ended September 30, 1999 and 1998.

  PACCAR Financial Corp.

                              EXHIBIT INDEX


12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended September 30, 1999 and 1998.

27 Financia Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the nine-month period ended September 30, 1999.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.