Form 10-K405
period 1999-12-31
PACCAR FINANCIAL CORP
filed 2000-03-17
CIK 731288

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

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For transition period from __________ to __________

Commission File No. 0-12553

                             PACCAR FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)

             WASHINGTON                                 91-6029712
      (State of Incorporation)              (I.R.S. Employer Identification No.)

777 - 106TH AVENUE N.E., BELLEVUE, WASHINGTON              98004
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

                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000:
                                      None

The number of shares outstanding of the registrant's classes of common stock as of March 1, 2000:

                 COMMON STOCK, $100 PAR VALUE -- 145,000 SHARES

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

PACCAR FINANCIAL CORP.

     PACCAR Financial Corp. (the "Company"), a wholly-owned subsidiary of PACCAR Inc ("PACCAR") is a Washington corporation organized in 1961 to finance the sale of PACCAR products. The Company provides financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealers in the United States. The Company also finances dealer inventories of transportation equipment.

PACCAR

     PACCAR is a multi-national company whose principal products are commercial trucks and related service parts. This business accounted for 93% of PACCAR's total revenues in 1999. PACCAR markets trucks in the heavy-duty diesel category under the Kenworth, Peterbilt, DAF, and Foden nameplates primarily through its dealers. These vehicles are manufactured in five plants in the U.S., three in Europe and one each in Canada, Australia and Mexico. PACCAR also competes in the North American Class 6/7 markets. These medium-duty trucks are assembled at PACCAR's recently renovated Quebec plant and at a PACCAR factory in Mexico. This line of business represents a small, but growing, percentage of PACCAR's North American sales. PACCAR competes in the European medium commercial vehicle market with a cab-over-engine truck manufactured in the Netherlands. Leyland manufactures light commercial vehicles in the United Kingdom for sale throughout Europe under the DAF and Leyland DAF nameplates. PACCAR competes in the truck parts aftermarket primarily through its independent dealer networks. Other PACCAR businesses include industrial winches. PACCAR sold its automotive parts retail subsidiary during the fourth quarter of 1999.

     In the United States, Kenworth and Peterbilt trucks are sold to an independent dealer network for resale to retail purchasers. Trucks manufactured in the United States for export are marketed by a division of PACCAR through an independent international dealer network.

     In addition to the Company, which provides financing and leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Mexico, Canada, Australia and the United Kingdom through five other wholly owned finance companies. PACCAR also provides full service truck leasing through a wholly owned subsidiary.

     As of December 31, 1999, PACCAR and its subsidiaries had total assets of $7.9 billion and stockholders' equity of $2.1 billion. For the year ended December 31, 1999, PACCAR's consolidated revenues and net income were $9.0 billion and $583.6 million respectively.

     There were four other principal competitors besides PACCAR in the U.S. Class 8 truck market in 1999. Based on 1999 industry registration statistics, PACCAR's Kenworth and Peterbilt combined truck sales accounted for approximately 21% of domestic Class 8 new truck registrations. There were seven other principal competitors in the European medium and heavy commercial vehicle market in 1999 including parent companies of three competitors of PACCAR in the United States. PACCAR's subsidiary, DAF, had a 10% share of the western European heavy-duty market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for a significant amount of its sales.

     PACCAR's common stock, $1 par value, is traded on the NASDAQ National Market under the symbol "PCAR". PACCAR and the Company are subject to the informational requirements of the Securities Exchange Act of 1934 and in accordance therewith file reports and other information with the Securities and Exchange Commission (the "Commission"). All reports, proxy statements and other information filed by PACCAR and the Company with the Commission may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549; Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661; at 7 World Trade Center, 13th Floor, New York, New York 10048, or through the Commission's internet site at www.sec.gov.

                             BUSINESS OF THE COMPANY

     The Company operates primarily in one industry segment, truck and related equipment financing. The Company provides financing for dealers' sales of Kenworth and Peterbilt trucks in the United States. In addition, the Company provides financing for dealers' purchases of new Class 6, 7 and 8 trucks and used trucks, regardless of make or model. Financing is also provided for truck trailers and allied equipment such as mixer and dump bodies attached to trucks.

     The Company currently conducts business with most PACCAR dealers. The volume of the Company's business is significantly affected by PACCAR's sales and competition from other financing sources.

     As of December 31, 1999, the Company employed 280 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

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

MASTER NOTE

     These contracts are an alternative form of retail financing offered to select dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks and meeting the Company's requirements as to form, terms and creditworthiness for Retail Contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer ("Master Note"). Master Note contracts have fixed or floating interest rates.

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

     Most of the Company's Leases contain a Terminal Rental Adjustment Clause, which requires the lessee to guarantee to the Company a stated residual value upon disposition of the equipment at the end of the lease term.

INSURANCE

     The Company sells physical damage insurance through PACCAR dealers who are licensed insurance agents as well as through licensed agents of the Company. The Company retains the premium revenues and loss exposure for the policies, which are issued through an unrelated insurance carrier.

     The Company also charges a fee to provide insurance coverage, through an unrelated regulated insurance carrier, on new trucks, used trucks and trailer inventory to dealers having Wholesale Contracts with the Company. The Company retains annual loss exposure up to that year's fee revenues.

          CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

CUSTOMER CONCENTRATION

     At December 31, 1999, the largest single customer for Retail Contracts, Direct Loans or Leases represented 1.1% of the Company's receivables, and the five largest such accounts amounted to 4.2% of receivables.

     At December 31, 1999, the Company had four Master Note dealers. Master Note borrowings totaled 10.7% of the Company's receivables, while the largest Master Note dealer's borrowing amounted to 8.6% of the Company's receivables. Master Note receivables are secured by numerous retail installment contracts, which, in effect, reduces the amount of dealer concentration.

     With respect to wholesale financing, at December 31, 1999, the largest single dealer group accounted for 2.3% of the Company's receivables, and the five largest dealer groups collectively accounted for 5.6% of receivables.

PAST DUE RECEIVABLES AND ALLOWANCE FOR LOSSES

     An account is considered past due by the Company if any portion of an installment is due and unpaid for more than 30 days. In periods of adverse economic conditions, past due levels, repossessions and credit losses generally increase.

   The Company maintains an allowance for losses on receivables at a level, which it considers to be adequate to cover management's estimates of losses. The following table summarizes the activity in the Company's allowance for losses on receivables and presents related ratios:

                              ALLOWANCE FOR LOSSES
                             (Thousands of Dollars)


                                                                                         Year ended December 31
                                                                              ----------------------------------------------
                                                                                   1999            1998           1997
                                                                                   ----            ----           ----
Balance at beginning of year                                                      $44,800         $37,350       $  36,000
Provision for losses                                                               15,637          11,485           6,245
Net losses                                                                         (6,837)         (4,035)         (4,895)
                                                                                ----------      ----------      ----------
Balance at end of year                                                            $53,600         $44,800       $  37,350
                                                                                =========       =========       =========
Ratios:

   Net losses to average net                                                         .23%            .16%           .23%
        receivables and equipment on operating leases
   Allowance for losses to year-end net                                             1.65%           1.68%          1.70%
        contracts and equipment on operating leases
    Year-end retail contracts and leases past                                        .88%            .65%          1.05%
        due (over 60 days) to year-end retail
        contracts and lease receivables


     For discussion of the allowance for losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1997-1999."

                        COMPETITION AND ECONOMIC FACTORS

     The truck financing business is highly competitive among banks, commercial finance companies, captive finance companies and leasing companies. Many of these institutions have substantially greater financial resources than the Company and may borrow funds at lower rates.

     The dealers are the primary source of contracts acquired by the Company. However, dealers are not required to obtain financing from the Company, and they have a variety of other sources, which may be used for wholesale and customer financing of trucks. Retail purchasers also have a variety of sources available to finance truck purchases.

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

                                SOURCES OF FUNDS

     The operations of the Company are financed by borrowings, retained earnings and PACCAR equity investments. The Company's profitable acquisition of additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate, terms of generally five years or less.

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

     The Company enters into interest rate contracts as a tool to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources--commercial paper and fixed rate medium-term notes. Fixed interest rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. Floating interest rate swaps, matched to either fixed or floating rate debt, are used to convert to a floating rate index more appropriate to the Company's floating rate assets. Interest rate caps are occasionally purchased to hedge the floating rate funding cost of floating rate assets that have a maximum yield. As of December 31, 1999, the total notional principal amount of interest rate swap contracts outstanding was $1,058 million, all of which result in a fixed rate payment obligation. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial. The permitted types of interest rate contracts, their transaction limits and related approval authorizations have been established by the Company's senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company's senior management.

     As of December 31, 1999, the Company had $815 million of unused, confirmed bank lines of credit, $760 million of which are shared with PACCAR, that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. Neither PACCAR nor the Company is liable for any borrowings of the other under these lines of credit.

     As of December 31, 1999, the Company had $1,198 million of medium-term notes outstanding, $523 million of which was due within 12 months. See "Note E--Borrowings" in the Notes to Financial Statements for medium-term note maturities.

     An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company's medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

                            RELATIONSHIP WITH PACCAR

GENERAL

     The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company's principal source of financing business. The Company receives administrative support from and pays dividends to PACCAR, and may occasionally borrow funds from or lend money to PACCAR or it's affiliates. Since the directors of the Company are all executives of PACCAR or its affiliated companies and PACCAR is the sole owner of the Company's outstanding voting common stock, PACCAR can determine the course of the Company's business. See "Note D--Transactions with PACCAR and Affiliates" in the Notes to Financial Statements.

SUPPORT AGREEMENT

     The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for each of the years ended December 31, 1995 - 1999 was met without assistance.

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

     The Company began in 1994 to pay a dividend to PACCAR for the additional paid-in capital invested in the prior year. Cash dividends of $2.3 million, $2.1 million and $2.7 million were paid in 1999, 1998 and 1997, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for the Company and should be read in conjunction with the more detailed financial statements included under "Financial Statements and Supplementary Data." The information with respect to each of the five years in the period ended December 31, 1999 has been derived from the Company's audited financial statements.

                  BALANCE SHEET DATA AND INCOME STATEMENT DATA
                             (Thousands of Dollars)


BALANCE SHEET DATA                                                        As of December 31
------------------                      ----------------------------------------------------------------------------------

                                               1999             1998            1997             1996             1995
                                               ----             ----            ----             ----             ----
Total Assets                              $   3,325,598    $   2,680,112   $   2,201,064    $   2,120,612    $ 2,074,405
Total Liabilities                             2,899,691        2,311,883       1,857,660        1,807,559      1,792,934
Total Stockholder's Equity                      425,907          368,229         343,404        313,053          281,471



INCOME STATEMENT DATA                                                  Year ended December 31
---------------------                   ----------------------------------------------------------------------------------

                                               1999             1998            1997             1996             1995
                                               ----             ----            ----             ----             ----
Finance and Insurance Margin               $     97,066     $     86,930    $     82,214     $     79,543      $    74,975
Selling, General and
  Administrative Expenses                        27,422           35,067          25,272           24,084           23,429
Provision for Losses
  on Receivables                                 15,637           11,485           6,245            3,279            4,816
                                           ------------     ------------    ------------     ------------      -----------

Income Before Income Taxes                       54,007           40,378          50,697           52,180           46,730

Income Taxes                                     20,722           15,744          19,785           20,321           18,809
                                           ------------     ------------    ------------     ------------      -----------

Net Income                                 $     33,285     $     24,634    $     30,912     $     31,859      $    27,921
                                           ============     ============    ============     ============      ===========

Ratio of Earnings to Fixed                     1.39x            1.36x           1.50x            1.53x            1.52x
   Charges (1)


(1) For purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is deemed representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements but differs from the method called for in the Support Agreement between the Company and PACCAR. The ratios computed pursuant to the Support Agreement were 1.44x, 1.41x, 1.57x, 1.62x and 1.63x for the years 1999 - 1995, respectively. See Exhibits 12.1 and 12.2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 1997 - 1999

RESULTS OF OPERATIONS
1999 Compared to 1998:
     1999 new business volume was $1.8 billion, increasing 20% over 1998's record volume of $1.5 billion. As a result, average receivables grew 21% to $2.9 billion from $2.4 billion in 1998. The finance margin of $94.5 million for 1999 increased 11% from $85.0 million in 1998. However, the average margin rate on receivables declined for the fifth consecutive year from 3.57% for 1998 to 3.23% for 1999 due to higher leverage and intense rate competition in the truck lending market. The insurance margin improved $.6 million due to higher premiums and improved loss experience.

     Selling, general and administrative expenses of $27.4 million were 22% lower in 1999 primarily because 1998's expenses included a $7.5 million one-time charge-off of an investment in a new loan system. 1999 operating expenses were favorably impacted in the amount of $1.4 million by a settlement with a vendor related to the same project. Excluding the impact of these items, 1999 operating expenses were 4% higher than in 1998 due primarily to higher salaries and related costs and Year 2000 compliance efforts. The provision for losses increased 36% to $15.6 million in 1999 from $11.5 million in 1998. This increase is consistent with the Company's rapid asset growth. Credit losses increased to $6.8 million in 1999 from $4.0 million in 1998 due partly to higher fuel prices that have reduced operating margins for many truck operators. Management expects this near-term trend to continue until fuel prices decline or operators successfully pass those costs on to their customers. Despite recent trends, the overall portfolio quality remains good. The level of the allowance for credit losses reflects the risks inherent in the financing of commercial highway transportation equipment.

     As a result of the foregoing factors, 1999 net income increased 35% to $33.3 million from $24.6 million in 1998. Excluding the impact of the 1999 vendor settlement and the 1998 charge-off, net income for 1999 would have been $32.4 million, representing an 11% increase from 1998 net income.

1998 Compared to 1997:
     Net income decreased 20% to $24.6 million in 1998 from $30.9 million in 1997. New business volume increased 31% to $1.5 billion from $1.2 billion in 1997. The provision for losses of $11.5 million in 1998 increased 84% compared to 1997, despite lower credit losses, due to asset growth. Selling, general and administrative expenses were 39% higher in 1998 than 1997 as a result of higher staffing costs and the $7.5 million loan system investment charge-off.

FUNDING AND LIQUIDITY
     The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered senior debt securities under the Securities Act of 1933 for offering to the public. At the end of 1999, there were $195 million of such securities available for issuance. The Company is in the process of filing a new shelf registration statement, which is expected to be completed by the end of the first quarter of 2000.

     The Company believes that it has sufficient financial capabilities, including internally generated funds, access to public and private debt markets, lines of credit and other financial resources, to fund current business needs and service debt maturities.

     PACCAR made an additional $25 million investment in the Company through paid-in capital in the third quarter of 1999.

YEAR 2000 ISSUE
The Company's total cost of identifying, evaluating, converting and testing its major internal systems for Year 2000 compliance was $2.0 million and was funded with operating funds. Management believes the Company's systems to be Year 2000 compliant and is not aware of the existence of any Year 2000 issues related to its systems or the systems of its major vendors or the banks and financial institutions with which it has relationships.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's primary market risk exposure is to fluctuations in interest rates. To manage the risks, the Company uses derivative financial instruments, primarily interest rate swaps, in accordance with established policies and procedures. The objectives are to reduce existing interest rate risk arising from the financing of receivables, change interest rate characteristics of debt to more closely reflect the interest rate characteristics of the receivables being funded, and to reduce funding costs. Derivative usage is limited to hedging strategies, which match the interest rate characteristics of debt to those of the receivables being funded. The Company does not use derivatives for trading purposes. Following is a tabular presentation of items, which are subject to market risk exposure and the derivatives, which are used to manage the exposure risk.

                Principal (Notional) Amount by Expected Maturity
                    Average Interest Rate (Swap) Strike Price

1999


                                                                                                          FAIR
                                                                                     THERE-              VALUE
(DOLLARS IN MILLIONS)                2000      2001     2002      2003      2004     AFTER      TOTAL     1999
--------------------------------------------------------------------------------------------------------------
ASSETS
Retail Notes, Contracts and
Wholesale
  Financing, net of Unearned
Interest
  and Allowance for Losses:
Fixed Rate                            727.5     620.9   476.0     254.0      81.9      15.2   2,175.5   2,130.0
                                   --------- ------------------ --------- ------------------- ------------------
Average Interest Rate                  8.50%     8.45%   8.47%     8.37%     8.37%     8.37%     8.46%
                                   --------- ------------------ --------- ------------------- ----------
Variable Rate                         510.3      24.4    18.4      10.8       8.7       6.3     578.9     578.9
                                   --------- ------------------ --------- ------------------- ------------------
Average Interest Rate                  7.59%     7.04%   7.04%     7.04%     7.04%     7.04%     7.52%
                                   --------- ------------------ --------- ------------------- ----------

LIABILITIES
Commercial Paper                    1,510.6       -       -         -         -         -     1,510.6   1,510.6
                                   --------- ------------------ --------- ------------------- ------------------
Average Interest Rate                  5.99%      -       -         -         -         -        5.99%
                                   --------- ------------------ --------- ------------------- ----------

Medium-term Notes
   Fixed Rate                         413.0     370.0   195.0      75.0       5.0       -     1,058.0   1,045.9
                                   --------- ------------------ --------- ------------------- ------------------
   Average Interest Rate               5.85%     6.02%   6.03%     6.16%     5.74%      -        5.96%
                                   --------- ------------------ --------- ------------------- ----------

   Variable Rate                      110.0      30.0     -         -         -         -       140.0     140.0
                                   --------- ------------------ --------- ------------------- ------------------
   Average Interest Rate               5.87%     6.33%    -         -         -         -        5.97%
                                   --------- ------------------ --------- ------------------- ----------

INTEREST RATE DERIVATIVE
FINANCIAL INSTRUMENTS RELATED TO
DEBT
Interest Rate Swaps
   Pay Fixed/Receive Variable         549.4     307.1   149.9      44.2       7.2      -       1,057.8    11.3
                                   --------- ------------------ --------- ------------------- ------------------
   Average Interest Pay Rate           5.65%     5.68%   5.90%     6.20%     5.94%     -          5.72%
                                   --------- ------------------ --------- ------------------- ----------
   Average Interest Receive Rate       6.23%     6.14%   6.14%     6.14%     6.10%     -          6.19%
                                   --------- ------------------ --------- ------------------- ----------


                Principal (Notional) Amount by Expected Maturity
                    Average Interest Rate (Swap) Strike Price


1998
                                                                                                         FAIR
                                                                                     THERE-             VALUE
(DOLLARS IN MILLIONS)                1999      2000     2001      2002      2003     AFTER      TOTAL    1998
----------------------------------------------------------------------------------------------------------------
ASSETS
Retail Notes, Contracts and
Wholesale
  Financing, net of Unearned
Interest
  and Allowance for Losses:
Fixed Rate                           679.3     570.0    411.2     234.1      72.9       2.2   1,969.7   1,971.9
                                   --------- ------------------ --------- ------------------- ------------------
Average Interest Rate                 8.58%     8.44%    8.32%     8.09%     8.09%     8.09%     8.41%
                                   --------- ------------------ --------- ------------------- ----------

Variable Rate                        226.0      27.8     24.2      16.4       4.2        .9     299.5     299.5
                                   --------- ------------------ --------- ------------------- ------------------
Average Interest Rate                 6.81%     6.81%    6.81%     6.81%     6.81%     6.81%     6.81%
                                   --------- ------------------ --------- ------------------- ----------

LIABILITIES
Commercial Paper                   1,212.7       -        -         -          -        -     1,212.7   1,212.7
                                   --------- ------------------ --------- ------------------- ------------------
Average Interest Rate                 5.10%      -        -         -          -        -        5.10%
                                   --------- ------------------ --------- ------------------- ----------

Medium-term Notes
   Fixed Rate                        233.0     253.0    235.0     100.0        -        -       821.0     832.6
                                   --------- ------------------ --------- ------------------- ------------------
   Average Interest Rate              6.06%     6.11%    6.08%     5.89%       -        -        6.06%
                                   --------- ------------------ --------- ------------------- ----------

   Variable Rate                    135.0        -        -         -          -        -       135.0     135.0
                                   --------- ------------------ --------- ------------------- ------------------
   Average Interest Rate              5.21%      -        -         -          -        -        5.21%
                                   --------- ------------------ --------- ------------------- ----------

INTEREST RATE DERIVATIVE
FINANCIAL INSTRUMENTS RELATED TO
DEBT
Interest Rate Swaps
   Pay Fixed/Receive Variable        530.1     327.1     76.9      21.8       9.2       4.0     969.1      (4.6)
                                   --------- ------------------ --------- ------------------- ------------------
   Average Interest Pay Rate          5.82%     5.59%    5.03%     5.42%     5.97%     5.37%     5.67%
                                   --------- ------------------ --------- ------------------- ----------
   Average Interest Receive Rate      5.48%     5.40%    5.26%     5.26%     5.28%     5.00%     5.43%
                                   --------- ------------------ --------- ------------------- ----------



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and related schedules described under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," are included following this page.

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors
PACCAR Inc and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) as of December 31, 1999 and 1998, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                 /S/ Ernst & Young LLP

Seattle, Washington
February 16, 2000

BALANCE SHEETS
PACCAR Financial Corp.


                                                                                                    December 31
                                                                                            1999                 1998
                                                                                     -------------------- --------------------
                                                                                              (Thousands of Dollars)

ASSETS
  Cash                                                                                 $        6,340       $       14,641
  Finance and other receivables net of
     allowance for losses of $53,600 in 1999 ($44,800 in 1998)                              3,243,005            2,606,540
  Loans to affiliate                                                                           24,054               13,493
  Equipment on operating leases net of
     depreciation of $11,017 in 1999 ($10,894 in 1998)                                         26,620               30,076
  Other assets                                                                                 25,579               15,362
                                                                                     -------------------- --------------------

TOTAL ASSETS                                                                           $    3,325,598       $    2,680,112
                                                                                     -------------------- --------------------

LIABILITIES
  Accounts payable and accrued expenses                                                $       46,915       $       37,655
  Payable to dealers and others                                                                68,032               41,526
  Commercial paper and other short-term borrowings                                          1,510,550            1,212,743
  Medium-term notes                                                                         1,198,000              956,000
  Deferred income taxes                                                                        76,194               63,959
                                                                                     -------------------- --------------------

  TOTAL LIABILITIES                                                                         2,899,691            2,311,883
                                                                                     -------------------- --------------------

STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share,
     6% noncumulative and nonvoting,
     450,000 shares authorized,
     310,000 shares issued and outstanding                                                     31,000               31,000
  Common stock, par value $100 per share,
     200,000 shares authorized,
     145,000 shares issued and outstanding                                                     14,500               14,500
  Paid-in capital                                                                              40,667               13,990
  Retained earnings                                                                           339,740              308,739
                                                                                     -------------------- --------------------
  TOTAL STOCKHOLDER'S EQUITY                                                                  425,907              368,229
                                                                                     -------------------- --------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                             $    3,325,598       $    2,680,112
                                                                                     -------------------- --------------------


See accompanying notes.

STATEMENTS OF INCOME AND RETAINED EARNINGS
PACCAR Financial Corp.


                                                                                  Year ended December 31
                                                                         1999               1998              1997
                                                                   ------------------ ----------------- -----------------
                                                                                  (Thousands of Dollars)
  Interest and other income                                        $       231,453    $       197,819    $      181,152
  Rentals on operating leases                                                7,526              8,525             9,801
                                                                   ------------------ ----------------- -----------------

TOTAL FINANCE INCOME                                                       238,979            206,344           190,953

  Interest expense                                                         136,055            112,958           101,440
  Other borrowing expense                                                    2,715              2,051             1,810
  Depreciation expense related
     to operating leases                                                     5,684              6,310             7,319
                                                                   ------------------ ----------------- -----------------

  TOTAL FINANCE EXPENSES                                                   144,454            121,319           110,569
                                                                   ------------------ ----------------- -----------------

  FINANCE MARGIN                                                            94,525             85,025            80,384

  Insurance premiums earned                                                  8,168              6,694             5,726
  Insurance claims and underwriting expenses                                 5,627              4,789             3,896
                                                                   ------------------ ----------------- -----------------

  INSURANCE MARGIN                                                           2,541              1,905             1,830
  Selling, general and
     administrative expenses                                                27,422             35,067            25,272
  Provision for losses on receivables                                       15,637             11,485             6,245
                                                                   ------------------ ----------------- -----------------

INCOME BEFORE INCOME TAXES                                                  54,007             40,378            50,697

  Federal and state income taxes                                            20,722             15,744            19,785
                                                                   ------------------ ----------------- -----------------

NET INCOME                                                                  33,285             24,634            30,912

  Retained earnings at beginning of year                                   308,739            286,198           257,941
  Cash dividends paid                                                       (2,284)            (2,093)           (2,655)
                                                                   ------------------ ----------------- -----------------

RETAINED EARNINGS AT END OF YEAR                                   $       339,740    $       308,739   $       286,198
                                                                   ------------------ ----------------- -----------------


See accompanying notes.

STATEMENTS OF CASH FLOWS
PACCAR Financial Corp.


                                                                                    Year ended December 31
                                                                        1999                 1998                 1997
                                                                 -------------------- -------------------- -------------------
                                                                                    (Thousands of Dollars)
OPERATING ACTIVITIES
  Net income                                                      $        33,285      $        24,634      $        30,912
  Items included in net income not
     affecting cash:

      Provision for losses on receivables                                  15,637               11,485                6,245
     Charge-off of loan system investment                                       -                7,453                    -
     Increase in deferred taxes payable                                    12,235                1,446                1,573
     Depreciation and amortization                                         10,214               10,187               11,294
  (Increase) in payables and other                                        (17,533)             (18,880)              (4,259)
                                                                 -------------------- -------------------- -------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                       53,838               36,325               45,765

INVESTING ACTIVITIES

  Finance and other receivables acquired                               (1,758,154)          (1,507,276)          (1,155,213)
  Collections on finance and other receivables                          1,310,340            1,076,788            1,017,798
  Net (increase) decrease in wholesale
     receivables                                                         (176,208)             (45,908)              40,857
  Acquisition of equipment                                                 (9,564)             (13,609)             (17,132)
  Proceeds from disposal of equipment                                       7,247                9,033                9,303
                                                                 -------------------- -------------------- -------------------

NET CASH USED IN
INVESTING ACTIVITIES                                                     (626,339)            (480,972)            (104,387)

FINANCING ACTIVITIES

  Net increase in commercial paper
     and other short-term borrowings                                      297,807              453,727               59,400
  Proceeds from medium-term notes                                         610,000              460,000              415,000
  Payments of medium-term notes                                          (368,000)            (468,000)            (415,000)
  Capital contributions                                                    26,677                2,284                2,093
  Payment of cash dividend                                                 (2,284)              (2,093)              (2,655)
                                                                 -------------------- -------------------- -------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                                      564,200              445,918               58,838
                                                                 -------------------- -------------------- -------------------

NET (DECREASE) INCREASE IN CASH                                            (8,301)               1,271                  216

CASH AT BEGINNING OF YEAR                                                  14,641               13,370               13,154
                                                                 -------------------- -------------------- -------------------

CASH AT END OF YEAR                                              $          6,340     $         14,641      $        13,370
                                                                 -------------------- -------------------- -------------------


See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.

December 31, 1999
(Thousands of Dollars)

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

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements. Actual results could differ from the amounts estimated by management.

ESTIMATED LOSSES ON RECEIVABLES: The provision for losses on finance and other receivables is charged to income in an amount sufficient to maintain the allowance for losses at a level considered adequate to cover estimated losses. Receivables are charged to this allowance when, in the judgment of management, they are deemed uncollectible (usually upon repossession of the collateral). On certain retail contracts acquired from the dealers, the dealer retains liability, up to specified limits, for the credit loss on the sale of a repossessed vehicle. The amount and collectibility of dealer recourse provisions have been considered in establishing the allowance for losses on receivables.

REVENUE RECOGNITION: Revenue from finance receivables and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest and other income. For operating leases, income is recognized on a straight-line basis over the lease term.

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

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1999
(Thousands of Dollars)

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

NEW ACCOUNTING PRONOUNCEMENTS:
In June 1999, the Financial Accounting Standards Board issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133--AN AMENDMENT OF FASB STATEMENT NO.
133. This pronouncement postponed the required adoption of FASB statement No. 133 from first quarter 2000 to first quarter 2001. Based on review of FASB Statement No. 133, management believes its current use of derivatives for hedging purposes will be considered cash flow hedges under the pronouncement. Management does not anticipate that the adoption will have a significant effect on earnings or the financial position of the Company. However, given the complex nature of the new Standard and the dependence on market values, the impact will not be known until adoption.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1999
(Thousands of Dollars)

NOTE B--RECEIVABLES

Terms for substantially all finance and other receivables range up to 60 months. Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

The Company's finance and other receivables are as follows:


                                                                                           Year ended December 31
                                                                                          1999                1998
                                                                                  ------------------- -------------------
Notes and contracts due within:
   One year                                                                         $      993,716      $      794,837
   Two years                                                                               685,901             634,223
   Three years                                                                             520,035             458,233
   Four years                                                                              277,026             262,634
   Five years and beyond                                                                   117,453              87,410
                                                                                  ------------------- -------------------
                                                                                         2,594,131           2,237,337

Wholesale financing                                                                        353,602             161,051
Direct financing leases (including estimated residual
   values of $17,471)                                                                      503,572             385,484
Interest and other receivables                                                              12,627               8,554
                                                                                  ------------------- -------------------

                                                                                         3,463,932           2,792,426

Unearned interest:
   Notes and contracts                                                                    (101,580)            (94,515)
   Direct financing leases                                                                 (65,747)            (46,571)
                                                                                  ------------------- -------------------

                                                                                          (167,327)           (141,086)
                                                                                  ------------------- -------------------

Finance and other receivables                                                       $    3,296,605      $    2,651,340
                                                                                  ------------------- -------------------


Future minimum lease payments on direct financing leases totaled $486,101 at December 31, 1999 and are due as follows: $143,255 in 2000; $126,963 in 2001;
$105,233 in 2002; $74,933 in 2003; and $35,717 in 2004 and beyond.

The allowance for losses on receivables is summarized as follows:


                                                                                   Year ended December 31
                                                                        1999               1998               1997
                                                                  ------------------ ------------------ -----------------
Balance at beginning of year                                      $      44,800      $      37,350      $      36,000
Provision for losses                                                     15,637             11,485              6,245
Net losses                                                               (6,837)            (4,035)            (4,895)
                                                                  ------------------ ------------------ -----------------


NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1999
(Thousands of Dollars)


Balance at end of year                                            $      53,600      $      44,800      $      37,350
                                                                  ------------------ ------------------ -----------------


At December 31, 1999 and 1998, the recorded investments in notes and contracts that were considered to be impaired were $22,101 and $16,146, respectively. Included in the allowance for losses were specific reserves of $7,978 and $5,073 on these impaired notes and contracts. The average recorded investment in impaired notes and contracts during the years ended December 31, 1999 and 1998, was $27,466 and $18,659, respectively. For the years ended December 31, 1999 and 1998, the Company recognized interest income of $1,466 and $888 respectively, on those impaired loans, all of which was recognized using the cash basis method of income recognition.

NOTE C--OPERATING LEASES

Terms of operating leases range up to 44 months. Future annual minimum rental payments to be received for transportation equipment on operating leases beginning January 1, 2000 were: $5,864 in 2000; $3,464 in 2001; $1,906 in 2002 and $218 in 2003.

NOTE D--TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the years ended December 31, 1999, 1998 and 1997, was met without assistance.

PACCAR charges the Company for certain administrative services it provides. These costs are charged to the Company based upon the Company's specific use of the services and PACCAR's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $1,772, $2,451 and $1,976 in 1999, 1998 and 1997, respectively, were charged to the Company. In lieu of current year payment, PACCAR recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend to PACCAR for the paid-in capital invested in the prior year. Cash dividends of $2,284, $2,093, and $2,655 were paid in 1999, 1998 and 1997, respectively. PACCAR made an additional $25 million investment in the Company through paid-in capital in 1999.

The Company's employees are covered by a defined benefit pension plan, an unfunded postretirement medical and life insurance plan and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets, defined benefit accumulated plan benefits and defined contribution plan benefits relating to the Company have not been made. Expenses charged to the Company by PACCAR for these plans were $1,238, $1,039, and $820 for years 1999, 1998 and 1997, respectively.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. At December 31, 1999, 1998 and 1997, there were no outstanding loans for the Company from or to PACCAR.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1999
(Thousands of Dollars)

The Company periodically loans funds to certain foreign and domestic finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company's Support Agreement. The foreign affiliates operate in the United Kingdom, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign finance affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealer networks in the United Kingdom, Canada and Australia. The domestic leasing affiliate finances trucks and trailers under direct finance leases, operating leases and other financing agreements for terms of one to ten years. The Company will not make loans to the foreign affiliates in excess of the equivalent of $50 million United States dollars, or loans to its domestic leasing affiliate in excess of $200 million, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $24 million and $13 million in loans outstanding to a foreign affiliate operating in the United Kingdom at December 31, 1999 and 1998, respectively, and no loans outstanding to other foreign or the domestic affiliates for either period. There were no loans at December 31, 1997.

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.

NOTE E--BORROWINGS

   Borrowings are summarized as follows:


                                                                                            As of December 31,
                                                           -------------------- -----------------------------------------
                                                                 Effective
                                                                   Rate*                 1999                 1998
                                                           -------------------- -------------------- --------------------
      Commercial paper                                             5.78%           $   1,435,550        $   1,212,743
      Other short-term borrowings                                  4.88%                  75,000                    -
      Fixed rate medium-term notes                                 5.96%               1,058,000              821,000
      Floating rate medium-term notes                              5.28%                 140,000              135,000
                                                           -------------------- -------------------- --------------------

             Total                                                 5.80%           $   2,708,550        $   2,168,743
                                                           -------------------- -------------------- --------------------


*The effective rate is the weighted average rate as of December 31, 1999 and includes the effects of interest rate agreements.

Principal amounts of medium-term notes due over the next five years beginning January 1, 2000 are $523,000 in 2000, $400,000 in 2001, $195,000 in 2002,
$75,000 in 2003 and $5,000 in 2004.

At December 31, 1999, there was $195 million of medium-term debt available for issuance under a currently outstanding shelf registration statement.

Cash paid for interest (net of swap interest received) was $136,037 in 1999, $118,032 in 1998, and $101,845 in 1997.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1999
(Thousands of Dollars)

At December 31, 1999, the Company had outstanding 59 interest rate swaps with various financial institutions with a total notional balance of $1,058 million. The notional principal of these contracts matures as follows: $549 million in 2000, $307 million in 2001, $150 million in 2002, $44 million in 2003, and $8 million thereafter. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote and any losses would be immaterial.

At December 31, 1999, the interest rate swap weighted average pay rate was 5.72%. The weighted average interest rate swap receive rate of 6.19% offsets the pay rate on associated debt obligations.

NOTE F-- CREDIT ARRANGEMENTS

The Company and PACCAR have lines of credit arrangements with various commercial banks that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. At December 31, 1999, the unused portion of these credit lines was $815 million of which $760 million are shared with PACCAR. The Company compensates the banks for providing lines of credit with fees that are immaterial.

The Company has entered into facility agreements with various lending institutions, under which the lending institutions may sell a participation or assign all or a portion of the note to other institutions. These notes generally mature within 90 days. There were no notes outstanding at December 31, 1999 or December 31, 1998.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1999
(Thousands of Dollars)

NOTE G--INCOME TAXES

The provision for income taxes consists of the following:


                                                                                 Year ended December 31
                                                                        1999                 1998              1997
                                                                 -------------------- ------------------- ---------------
Current
  Federal                                                        $       7,187        $      12,809       $      15,278
  State                                                                  1,300                1,489               2,934
                                                                 -------------------- ------------------- ---------------
                                                                         8,487               14,298              18,212

Deferred                                                                12,235                1,446               1,573
                                                                 -------------------- ------------------- ---------------

                                                                 $      20,722        $      15,744       $      19,785
                                                                 -------------------- ------------------- ---------------


A reconciliation between the statutory federal income tax rate and the actual provision for income taxes is shown below:


                                                                                 Year ended December 31
                                                                        1999                 1998              1997
                                                                 -------------------- ------------------- ---------------
Tax at the statutory rate of 35%                                 $      18,902        $      14,132       $      17,743
Effect of state income taxes                                             1,820                1,612               2,042
                                                                 -------------------- ------------------- ---------------
                                                                 $      20,722        $      15,744       $      19,785
                                                                 -------------------- ------------------- ---------------


Cash paid for income taxes was $14,125 in 1999, $15,885 in 1998, and $17,386 in 1997.

Deferred income tax assets and liabilities consisted of the following:


                                                                                            As of December 31
                                                                                        1999                1998
                                                                                  ------------------- -------------------
Deferred tax liabilities:
   Depreciation                                                                   $        90,505     $        75,509
   State income tax                                                                        11,141               9,514
                                                                                  ------------------- -------------------
                                                                                          101,646              85,023

Deferred tax assets:
   Allowance for doubtful accounts                                                        (18,802)            (15,721)
   Other                                                                                   (6,650)             (5,343)
                                                                                  ------------------- -------------------
                                                                                          (25,452)            (21,064)
                                                                                  ------------------- -------------------

Net deferred tax liability                                                        $        76,194     $        63,959
                                                                                  ------------------- -------------------


NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1999
(Thousands of Dollars)

NOTE H--FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH: The carrying amount reported in the balance sheets is stated at fair value.

NET RECEIVABLES: For floating rate loans and wholesale financings, fair values are stated at carrying values. For fixed rate loans, fair values are estimated using discounted cash flow analyses applying interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest and other receivables approximates their fair value. Direct financing leases and the related allowance for losses are not included in net receivables for purposes of fair value disclosures herein.

OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's interest rate contracts are based on costs which would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties' credit standings at current market interest rates or currency exchange rates.

COMMERCIAL PAPER, SHORT-TERM BANK LOANS AND MEDIUM-TERM NOTES: The carrying amounts of the Company's commercial paper, bank loans and floating rate medium-term notes approximate their fair value. The fair value of the Company's fixed rate medium-term notes is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts of trade payables and receivables approximate their fair value and have been excluded from the accompanying table.

The carrying amounts and fair values of the Company's financial instruments are as follows:


                                                                                       As of December 31
                                                                          1999                                   1998
                                                                          -----                                  ----
                                                                Carrying              Fair              Carrying             Fair
                                                                 Amount              Value               Amount              Value
                                                                 ------              -----               ------              -----
Cash                                                      $         6,340    $         6,340     $        14,641     $        14,641
Net receivables                                                 2,843,466          2,797,956           2,291,403           2,293,528
Commercial paper and short-term bank loans                      1,510,550          1,510,550           1,212,743           1,212,743
Medium-term notes                                               1,198,000          1,185,881             956,000             967,568


The Company's intent is to hold interest rate contracts until maturity. If recorded at fair value at December 31, 1999, the Company's off-balance-sheet financial instruments (interest rate contracts) would represent gross assets of $11,341 and offsetting gross liabilities of $0, resulting in a net asset of $11,341. If recorded at fair value at December 31, 1998, the Company's off-balance-sheet financial instruments would have reflected a net liability of $4,562.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 1999
(Thousands of Dollars)

NOTE I--QUARTERLY RESULTS  (Unaudited)


                                                                                     QUARTER
                                                  -------------------------------------------------------------------------------
                                                        FIRST               SECOND              THIRD               FOURTH
1999

Gross income                                      $      56,051       $      59,932       $      63,891       $      67,273
Income before income taxes                               12,545              13,097              14,449*             13,916
Net income                                                7,665               8,000               8,973               8,647

1998

Gross income                                      $      49,755       $      52,661       $      54,465       $      56,157
Income before income taxes                               11,791              11,958              12,195               4,434**
Net income                                                7,067               7,393               7,487               2,687


*Third quarter 1999 pre-tax income was favorably impacted in the amount of $1.4 million by a settlement with a vendor related to the above project.

** The Company recorded a one-time pre-tax charge-off of an investment in a new loan system in the amount of $7.5 million during fourth quarter 1998.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The following financial statements of the Company are included in Item 8:

      AT DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

           Balance Sheets -- December 31, 1999 and 1998

           Statements of Income and Retained Earnings -- Years Ended December 31, 1999, 1998 and 1997

           Statements of Cash Flows -- Years Ended December 31, 1999, 1998 and 1997

           Notes to Financial Statements -- December 31, 1999

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed and, therefore, have been omitted.

           Listing of Exhibits

  The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1999

  There were no reports on Form 8-K for the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PACCAR Financial Corp.

                             By/s/ Andrew J. Wold
                               -----------------------
                                    Andrew J. Wold
                                    President

Date:  March 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)      Principal Executive Officer

             /s/ Andrew J. Wold                                       President
             -----------------------
             Andrew J. Wold

(2)      Principal Financial Officer

             /s/ Patricia A. Donohoe                                  Treasurer
             -----------------------
             Patricia A. Donohoe

(3)      Principal Accounting Officer

             /s/ Michael T. Barkley                                   Controller
             -----------------------
             Michael T. Barkley

(4) A Majority of the Board of Directors:
             /s/ Andrew J. Wold
             -----------------------
             Andrew J. Wold

         Kenneth R. Gangl*
         David J. Hovind*
         Mark C. Pigott*
         Michael A. Tembreull*

*By  /s/ Andrew J. Wold
   ---------------------------------
         Andrew J. Wold
         Attorney-in-Fact

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

  12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years in the period ended December 31, 1999.

  12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for each of the five years in the period ended December 31, 1999.

  12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years in the period ended December 31, 1999.

  23          Consent of Independent Auditors.

  25.1        Power of attorney of certain officers and directors.

  27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the year ended December 31, 1999.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.