Form 10-Q
period 2000-03-31
PACCAR FINANCIAL CORP
filed 2000-05-12
CIK 731288

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For quarterly period ended March 31, 2000

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For transition period from ____________to ____________

Commission File No. 0-12553

                             PACCAR FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Washington                                       91-6029712
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

      777 - 106th Avenue N.E., Bellevue, Washington              98004
      -------------------------------------------------------------------
         Address of Principal Executive Offices)               (Zipcode)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at April 30, 2000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR Inc AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1 FINANCIAL STATEMENTS

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)

                                                                          March 31           December 31
                                                                            2000                 1999*
                                                                         -------------------------------
                                                                         (Unaudited)

ASSETS
  Cash                                                                   $    9,970           $    6,340
  Finance and other receivables, net of
     allowance for losses of $57,000 ($53,600 in 1999)                    3,455,172            3,243,005
  Loans to affiliate                                                         31,681               24,054
  Equipment on operating leases, net of
     allowance for depreciation of $9,230 ($11,017 in 1999)                  24,323               26,620
  Other assets                                                               25,491               25,579
                                                                         -------------------------------

TOTAL ASSETS                                                             $3,546,637           $3,325,598
                                                                         -------------------------------


LIABILITIES
  Accounts payable and accrued expenses                                  $   31,142           $   46,915
  Payable for finance receivables acquired                                   60,734               68,032
  Commercial paper and other short-term borrowings                        1,657,018            1,510,550
  Medium-term notes                                                       1,278,000            1,198,000
  Income taxes - current and deferred                                        81,081               76,194
                                                                         -------------------------------

TOTAL LIABILITIES                                                         3,107,975            2,899,691
                                                                         -------------------------------


STOCKHOLDER'S EQUITY
  Preferred stock, par value $100 per share
     6% noncumulative and nonvoting
     450,000 shares authorized,
     310,000 shares issued and outstanding                                   31,000               31,000
  Common stock, par value $100 per share
     200,000 shares authorized,
     145,000 shares issued and outstanding                                   14,500               14,500
  Paid-in capital                                                            45,335               40,667
  Retained earnings                                                         347,827              339,740
                                                                         -------------------------------

TOTAL STOCKHOLDER'S EQUITY                                                  438,662              425,907
                                                                         -------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $3,546,637           $3,325,598
                                                                         -------------------------------

*The December 31, 1999 Balance Sheet has been derived from audited financial statements.

See accompanying notes.

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)

                                                                       Three Months Ended
                                                                           March 31
                                                                     2000               1999
                                                                 -----------------------------
                                                                          (Unaudited)

  Interest and other income                                      $  67,090           $  52,201
  Rentals on operating leases                                        1,698               1,982
                                                                 -----------------------------

TOTAL FINANCE INCOME                                                68,788              54,183

  Interest expense                                                  40,305              30,303
  Other borrowing expense                                              763                 595
  Depreciation expense related to operating leases                   1,255               1,526
                                                                 -----------------------------

TOTAL FINANCE EXPENSES                                              42,323              32,424
                                                                 -----------------------------

FINANCE MARGIN                                                      26,465              21,759

   Insurance premiums earned                                         2,324               1,868
   Insurance claims and underwriting expenses                        1,798               1,462
                                                                 -----------------------------

INSURANCE MARGIN                                                       526                 406

   Selling, general &
     administrative expenses                                         7,432               7,115
   Provision for losses on receivables                               6,462               2,505
                                                                 -----------------------------

INCOME BEFORE INCOME TAXES                                          13,097              12,545

   Federal and state income taxes                                    5,010               4,880
                                                                 -----------------------------

NET INCOME                                                           8,087               7,665

   Retained earnings at beginning of period                        339,740             308,739
   Cash dividends paid                                                   -              (2,284)
                                                                 -----------------------------

RETAINED EARNINGS AT END OF PERIOD                               $ 347,827           $ 314,120
                                                                 -----------------------------

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See accompanying notes.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                       Three Months Ended
                                                                           March 31
                                                                    2000              1999
                                                            ---------------------------------
                                                                         (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                $     8,087           $     7,665
  Items included in net income not
       affecting cash:
     Provision for losses on receivables                          6,462                 2,505
     Increase/(decrease) in deferred taxes payable                1,869                (2,711)
     Depreciation and amortization                                2,515                 2,540
  Decrease in payables and other                                (13,505)               (7,023)
                                                            ----------------------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                              5,428                 2,976

INVESTING ACTIVITIES:

  Finance and other receivables acquired                       (423,325)             (380,308)
  Collections on finance and other receivables                  276,544               279,067
  Net increase in wholesale receivables                         (86,836)              (36,402)
  Acquisition of equipment                                       (1,075)               (1,348)
  Proceeds from disposal of equipment                             1,758                   498
                                                            ---------------------------------

NET CASH USED IN
INVESTING ACTIVITIES                                           (232,924)             (138,493)

FINANCING ACTIVITIES:

  Net increase in commercial paper
     and other short-term borrowings                            146,468                25,899
  Proceeds from medium-term notes                               195,000               215,000
  Payments of medium-term notes                                (115,000)             (113,000)
  Capital contributions                                           4,668                 1,393
  Payment of cash dividend                                            -                (2,284)
                                                            ----------------------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                            231,136               127,008
                                                            ---------------------------------

NET INCREASE/(DECREASE) IN CASH                                   3,360                (8,509)

CASH AT BEGINNING OF PERIOD                                       6,340                14,641
                                                            ---------------------------------

CASH AT END OF PERIOD                                       $     9,970           $     6,132
                                                            ---------------------------------


See accompanying notes.

                             PACCAR Financial Corp.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B--SUBSEQUENT EVENT

PACCAR Inc ("PACCAR") reorganized its U.S. finance and leasing operations to improve overall operating efficiency and funding costs.

Effective May 1, 2000, PACCAR transferred the stock of the Company to PACCAR Financial Services Corporation ("PFSC"), a wholly owned subsidiary of PACCAR. PFSC was formed in January 2000 to support the expanding financial services activities of PACCAR. The transfer has no impact on the support agreement between PACCAR and the Company.

In addition, effective May 1, 2000 PACCAR Leasing Corporation ("PLC"), a wholly owned subsidiary of PACCAR, was merged into the Company. Subsequent to the merger, PACCAR Leasing will operate as a division of the Company. The principal operations of PACCAR Leasing consist of franchising PACCAR dealerships to engage in full-service and finance leasing as members of the PACLease system. PACCAR Leasing provides lease financing and various services to franchisees on a fee basis. PACCAR Leasing also engages in full-service leasing directly with its customers through Company owned stores. At December 31, 1999, PLC had total assets of $406.8 million and has been profitable for each of the last five years. The impact of the merger on the financial position and results of operations of the Company is not significant. The business combination will be accounted for under a method similar to the pooling of interest method.

NOTE C--TRANSACTIONS WITH PACCAR INC AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The support agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the three months ended March 31, 2000 and 1999 was met without assistance.

PACCAR has charged the Company for certain administrative services it provides. Beginning in 2000, PFSC began charging the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. These costs are charged to the Company based upon the Company's specific use of the services at PACCAR's and PFSC's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of current year payment, PACCAR has and PFSC will recognize certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company pays a dividend for the paid-in capital invested in the prior year. No cash dividends were paid to PACCAR or PFSC in the quarter ended March 31, 2000 and cash dividends of $2,284 were paid to PACCAR in the quarter ended March 31, 1999.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. At March 31, 2000 and 1999, there were no loans outstanding to or from PACCAR.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR similar to the Company's Support Agreement. The foreign affiliates operate in the United Kingdom, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign finance affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealer networks in the United Kingdom, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $50 million United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $32 million and $24 million in loans outstanding to a foreign affiliate operating in the United Kingdom at March 31, 2000 and December 31, 1999, respectively, and no loans outstanding to other foreign affiliates for either period. There were no loans outstanding to PLC at March 31, 2000 or at the time of the merger discussed in note B.

NOTE D--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The finance margin increased 22% to $26.5 million for the first quarter of 2000, from $21.8 million for first quarter 1999, primarily due to growth in receivables. Average receivables grew 25% to $3.3 billion in the first quarter of 2000, from $2.7 billion in the first quarter of 1999. This growth was partially due to an increase in wholesale financing to $382 million at March 31, 2000 from $197 million at the same time last year. New lending volume increased 13% to $410 million for the first quarter of 2000 from $362 million for the same period last year. The average margin rate on receivables has declined to 3.22% for the first quarter of 2000 from 3.28% for the same period in 1999 due to higher leverage.

Selling, general and administrative expenses of $7.4 million for the first quarter of 2000 were 4% higher than the first quarter of 1999 due to higher staffing and systems costs, partially offset by Year 2000 related costs incurred in 1999. The provision for losses increased 158% to $6.5 million for the first quarter of 2000 as compared to the first quarter of 1999, due to asset growth and higher credit losses. Credit losses increased to $3.1 million in the first quarter of 2000 compared to $1.3 million in the first quarter of 1999 primarily due to continued higher fuel prices and lower used truck prices. Higher fuel costs have reduced operating margins for many truck operators contributing to an increase in accounts more than 60 days past-due from .9% at December 31, 1999 to 1.7% as of March 31, 2000. Management expects these trends to continue, until fuel prices decline or operators successfully pass those costs on to their customers. The level of the allowance for losses reflects the risks inherent in the financing of commercial highway transportation equipment.

As a result of the foregoing factors, net income for the first quarter of 2000 increased 6% to $8.1 million from $7.7 million for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2000, the Company funded its portfolio growth primarily through the issuance of medium-term notes and commercial paper. Medium-term notes, net of repayments, increased $80 million from December 31, 1999. The Company filed a new shelf registration statement, which was effective March 21, 2000. As of March 31, 2000, $2.5 billion of medium-term notes were available for issuance.

In order to minimize exposure to fluctuations in interest rates, the Company seeks to borrow funds or enter into interest rate contracts with interest rate characteristics similar to the characteristics of its receivables and leases. Other considerations affecting the Company's funding operations include the amount of fixed and variable rate receivables, the maturity schedule of existing debt, the availability of desired debt maturities and the level of interest rates.

As of March 31, 2000, the Company and PACCAR maintained total unused bank lines of credit of $890 million, which are largely used to support the Company's commercial paper borrowings. Of this, $835 million are shared with PACCAR and $55 million pertain to the Company alone.

Other information on liquidity and sources of capital as presented in the Company's 1999 Annual Report on Form 10-K continues to be relevant.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended March 31, 2000. For additional information, refer to Item 7a of the Company's December 31, 1999 Report 10-K.

                           PART II--OTHER INFORMATION

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

(b) There were no reports on Form 8-K for the quarter ended March 31, 2000.

                             PACCAR Financial Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PACCAR Financial Corp.
                                                 (Registrant)

Date:  May 12, 2000                     BY:
                                            /s/ Andrew J. Wold
                                            ------------------------------
                                            Andrew J. Wold
                                            President
                                            (Authorized Officer)




                                        BY:
                                            /s/ Steven E. Giese
                                            ------------------------------
                                            Steven E. Giese
                                            Controller
                                            (Chief Accounting Officer)

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

4.5 Forms of Medium-Term Note, Series J (incorporated by reference to Exhibits 4.2A and 4.2B to the Company's Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502).

         Form of Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series J (incorporated by reference to
         Exhibit 4.3 to the Company's Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502).

10.1 Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 2000 and 1999.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for the three-month periods ended March 31, 2000 and 1999.

12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 2000 and 1999.

27 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the three-month period ended March 31, 2000.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.