Form 10-Q
period 2000-06-30
PACCAR FINANCIAL CORP
filed 2000-08-11
CIK 731288

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _______________ to _______________

Commission File No. 0-12553

                             PACCAR FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Washington                                 91-6029712
   ----------------------------         ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

777 - 106th Avenue N.E., Bellevue, Washington             98004
---------------------------------------------           ---------
  Address of Principal Executive Offices)               (Zipcode)

       Registrant's telephone number, including area code: (425) 468-7100


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at July 31, 2000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR FINANCIAL SERVICES CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1 FINANCIAL STATEMENTS

                             PACCAR Financial Corp.

                                 BALANCE SHEETS
                             (Thousands of Dollars)

                                                               June 30          December 31
                                                                 2000               1999*
                                                              -----------------------------
                                                              (Unaudited)       (Unaudited)
ASSETS

  Cash                                                        $    7,588         $    6,471
  Finance and other receivables, net of
    allowance for losses of $64,792 ($60,707 in 1999)          4,063,950          3,628,687
  Loans to affiliate                                              31,005             24,054
  Equipment on operating leases, net of
    allowance for depreciation of $17,100 ($14,120 in 1999)       48,985             42,124
  Other assets                                                    31,175             30,977
                                                              -----------------------------
TOTAL ASSETS                                                  $4,182,703         $3,732,313
                                                              =============================

LIABILITIES

  Accounts payable and accrued expenses                       $   80,322        $    75,851
  Payable for finance receivables acquired                        46,892             68,032
  Advances from PACCAR Inc                                        23,287              9,799
  Commercial paper and other short-term borrowings             1,607,097          1,705,550
  Medium-term notes                                            1,774,045          1,257,245
  Income taxes - current and deferred                            150,266            143,562
                                                              -----------------------------
TOTAL LIABILITIES                                              3,681,909          3,260,039
                                                              =============================

STOCKHOLDER'S EQUITY

  Preferred stock, par value $100 per share
    6% noncumulative and nonvoting
    450,000 shares authorized,
    310,000 shares issued and outstanding                         31,000             31,000
  Common stock, par value $100 per share
    200,000 shares authorized,
    145,000 shares issued and outstanding                         14,500             14,500
  Paid-in capital                                                 76,075             65,659
  Retained earnings                                              379,219            361,115
                                                              -----------------------------
TOTAL STOCKHOLDER'S EQUITY                                       500,794            472,274
                                                              -----------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $4,182,703        $ 3,732,313
                                                              =============================

*The December 31, 1999 Balance Sheet has been restated to reflect the business combination described in Note B.

See accompanying notes.

                             PACCAR Financial Corp.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Thousands of Dollars)


                                                Three Months Ended        Six Months Ended
                                                     June 30                  June 30
                                                2000          1999*      2000          1999*
                                             ----------------------    ---------------------
                                                   (Unaudited)              (Unaudited)
Interest and other vehicle revenue           $ 85,708     $ 67,041     $164,512     $130,968
Rentals on operating leases                     2,008        1,996        3,671        3,928
                                             -----------------------------------------------
TOTAL FINANCE  REVENUE                         87,716       69,037      168,183      134,896


Interest expense                               50,078       35,846       94,443       69,313
Other borrowing expense                           891          655        1,654        1,250
Vehicle operating expense and depreciation
  related to operating leases                   3,671        4,734        7,007        8,354
                                             -----------------------------------------------

TOTAL FINANCE EXPENSES                         54,640       41,235      103,104       78,917

FINANCE MARGIN                                 33,076       27,802       65,079       55,979

Insurance premiums earned                       3,001        2,886        5,822        4,711
Insurance claims and underwriting expenses      2,423        2,265        4,543        3,558
                                             -----------------------------------------------

INSURANCE MARGIN                                  578          621        1,279        1,153

Selling, general and
  administrative expenses                      11,140        9,763       22,369       21,472
Provision for losses on receivables             7,707        3,626       14,413        6,348
                                             -----------------------------------------------

INCOME BEFORE INCOME  TAXES                    14,807       15,034       29,576       29,312

Federal and state income taxes                  5,755        5,884       11,472       11,471
                                             -----------------------------------------------

NET INCOME                                      9,052        9,150       18,104       17,841

Retained earnings at beginning of period      370,167      332,019      361,115      326,545
Cash dividends paid                                --           --           --        3,217
                                             -----------------------------------------------

RETAINED EARNINGS AT END OF PERIOD           $379,219     $341,169     $379,219     $341,169
                                             ===============================================

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

*The three months ended June 30, 1999 and six months ended June 30, 1999 Income Statements have been restated to reflect the business combination described in Note B.

See accompanying notes.

                             PACCAR Financial Corp.

                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                Six Months Ended
                                                                    June 30
                                                             2000            1999*
                                                       ------------------------------
                                                                   (Unaudited)
OPERATING ACTIVITIES:
 Net income                                            $    18,104        $    17,841
 Items included in net income not
     affecting cash:
   Provision for losses on receivables                      14,413              6,348
   Increase (decrease) in deferred taxes payable             2,566               (902)
   Depreciation and amortization                             7,099              6,668
 Increase in payables and other                              3,630              4,896
                                                       ------------------------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                        45,812             34,851

INVESTING ACTIVITIES:

 Finance and other receivables acquired                 (1,043,287)          (943,464)
 Collections on finance and other receivables              645,943            629,893
 Net increase in wholesale receivables                     (74,480)           (47,267)
 Acquisition of equipment                                  (19,077)            (7,031)
 Proceeds from disposal of equipment                         9,794             18,899
                                                       ------------------------------
NET CASH USED IN
INVESTING ACTIVITIES                                      (481,107)          (348,970)

FINANCING ACTIVITIES:

 Net (decrease) increase in commercial paper
   and other short-term borrowings                         (98,561)            88,679
 Proceeds from medium-term notes                           770,000            385,000
 Payments of medium-term notes                            (253,200)          (190,311)
 Advances to/from PACCAR Inc                                 7,807             22,501
 Capital contributions                                      10,366              2,500
 Payment of cash dividend                                       --             (3,217)
                                                       ------------------------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                       436,412            305,152
                                                       ------------------------------
NET INCREASE (DECREASE) IN CASH                              1,117             (8,967)

CASH AT BEGINNING OF PERIOD                                  6,471             14,832
                                                       ------------------------------
CASH AT END OF PERIOD                                  $     7,588        $     5,865
                                                       ==============================


*The six months ended June 30, 1999 Statements of Cashflows has been restated to reflect the business combination described in Note B.

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

NOTE B--BUSINESS COMBINATIONS

PACCAR Inc ("PACCAR") reorganized its U.S. finance and leasing operations to improve operating efficiency and to minimize funding costs.

Effective May 1, 2000, PACCAR transferred the stock of the Company to PACCAR Financial Services Corporation ("PFSC"), a wholly owned subsidiary of PACCAR. PFSC was formed in January 2000 to support the expanding financial services activities of PACCAR. The transfer had no impact on the Support Agreement between PACCAR and the Company.

In addition, effective May 1, 2000, PACCAR Leasing Corporation ("PLC"), another wholly owned subsidiary of PACCAR, was merged into the Company. The merger was accounted for as a combination of entities under common control and treated for accounting purposes in a manner similar to a "pooling of interests". Since both subsidiaries are wholly owned by PACCAR, no consideration was exchanged to effect the merger.

The principal operations of PLC consist of franchising PACCAR dealerships to engage in full-service and finance leasing as members of the PACLease system. PLC provides lease financing and various services to franchisees on a fee basis. PLC also engages in full-service leasing directly with its customers through Company owned stores. At December 31, 1999, PLC had total assets of $406.8 million and has been profitable for each of the last five years.

The accompanying financial statements, supporting schedules, and other information as of and for the three and six month periods ended June 30, 2000, are presented as if the Company and PLC were combined for the entire period, and the financial statements of prior periods presented have been restated to reflect the combination for all periods presented.

Summarized results of operations of the separate companies for the period from January 1, 2000 through May 1, 2000, the date of the merger, are as follows:

                                          Company                  PLC
                                         --------                --------
Total finance revenue                    $ 92,971                $ 15,503
Net income                                 10,169                   1,258

Following is a reconciliation of total finance revenue and net income as previously reported for 1999 to the restated amounts:


Three months ended June 30, 1999                   Total Finance Revenue           Net Income
--------------------------------                   ---------------------           ----------
As previously reported                                  $   57,944                  $  8,000
PLC                                                         11,093                     1,150
                                                        ----------                  --------
As restated                                             $   69,037                  $  9,150
                                                        ==========                  ========
Six months ended June 30, 1999                     Total Finance Revenue           Net Income
--------------------------------                   ---------------------           -----------
As previously reported                                  $  112,127                  $ 15,665
PLC                                                         22,769                     2,176
                                                        ----------                  --------
As restated                                             $  134,896                  $ 17,841
                                                        ==========                  ========


NOTE C--TRANSACTIONS WITH PACCAR INC AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The support agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the six months ended June 30, 2000 and 1999, was met without assistance.

PACCAR has charged the Company for certain administrative services it provides. Beginning in 2000, PFSC began charging the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. These costs are charged to the Company based upon the Company's specific use of the services at PACCAR's and PFSC's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of current year payment, PACCAR and PFSC have recognized certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company may pay a dividend for the paid-in capital invested in the prior year. No cash dividends were paid to PACCAR or PFSC in the first quarter of 2000, and cash dividends of $3,217 were paid to PACCAR in the first quarter of 1999. No cash dividends were paid to PACCAR or PFSC in the second quarter of 2000 or 1999.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding from PACCAR amounted to $23,287 at June 30, 2000 and $9,799 at December 31, 1999. Loans outstanding to PACCAR were $5,921 at June 30, 2000. There were no loans outstanding to PACCAR at December 31, 1999.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR similar to the Company's Support Agreement. The foreign affiliates operate in the United Kingdom, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign finance affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealer networks in the United Kingdom, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $50 million United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $31 million and $24 million in loans outstanding to a foreign affiliate operating in the United Kingdom at June 30, 2000 and December 31, 1999, respectively, and no loans outstanding to other foreign affiliates for either period.

NOTE D--PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company's Board of Directors.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the first half of 2000 increased to $18.1 million from $17.8 million for the first half of 1999. The finance margin improved 16% to $65.1 million for the first half of 2000, from $56.0 million for first half of 1999, primarily due to growth in receivable balances. Average receivables of $3.8 billion for the six months ended June 30, 2000 were 23% higher than the same period last year, reflecting record volume. New lending volume increased 11% to $1 billion for year to date 2000 from $.9 billion for the same period last year. The average margin rate on receivables has continued to decline to 3.18% for the first half of 2000 from 3.28% for the same period in 1999 due primarily to higher leverage.

Selling, general and administrative expenses of $22.4 million for the first half of 2000 were 4% higher than the first half of 1999 due to higher staffing and systems costs, partially offset by Year 2000 related costs incurred in 1999. The provision for losses was $14.4 million for the first half of 2000, an increase of 127%, compared to $6.3 million for the first half of 1999 primarily due to high credit losses. Credit losses increased to $10.3 million in the first half of 2000 compared to $2.3 million in the first half of 1999. In the second quarter of 2000, the provision for losses was $7.7 million compared to $6.7 million in the first quarter of 2000. Credit losses for the second quarter of 2000 increased $4.1 million to $7.2 million compared to the first quarter of 2000. Although the rate of portfolio growth in the second quarter was comparable to the first quarter, the increase in the allowance for losses was $3.1 million lower based on management's assessment of the adequacy of the allowance for losses. Higher fuel costs continued to impact operating margins for many truck operators, contributing to a higher level of repossessions. Declines in used truck prices further increased the amount and overall level of credit losses. Management expects these trends to continue, until fuel prices decline or operators successfully pass those costs on to their customers. The level of the allowance for losses reflects the risks inherent in the financing of commercial highway transportation equipment.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2000, the Company funded its portfolio growth primarily through the issuance of medium-term notes and commercial paper as well as short-term bank notes and term debt. Medium-term notes, net of repayments, increased $517 million from December 31, 1999. In March 2000 the Company completed a shelf registration under the Securities Act of 1933 to issue up to $2.5 billion of senior debt securities for issuance to the public. At the end of June 2000, $575 million of such securities had been issued. The Company also completed a $1.5 billion bank syndicated credit facility at the beginning of the third quarter of 2000 to provide liquidity to its commercial paper program.

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

As of June 30, 2000, the Company and PACCAR maintained total unused bank lines of credit of $1,095 million, which are largely used to support the Company's commercial paper borrowings. Of this, $1,040 million are shared with PACCAR and $55 million pertain to the Company alone.

Other information on liquidity and sources of capital as presented in the Company's 1999 Annual Report on Form 10-K continues to be relevant.(1)

Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six months ended June 30, 2000. For additional information, refer to Item 7a of the Company's December 31, 1999 Report 10-K.(1)

                           PART II--OTHER INFORMATION

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

(b) There were no reports on Form 8-K for the quarter ended June 30, 2000.


------------------------
(1) This information excludes the effects, if any, of the business combination described in Note B.

                             PACCAR Financial Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACCAR Financial Corp.
                                          (Registrant)

Date: August 11, 2000                  BY:  /s/  Andrew J. Wold
                                           --------------------------------
                                           Andrew J. Wold
                                           President
                                           (Authorized Officer)


                                       BY:  /s/  Steven E. Giese
                                           ---------------------------------
                                            Steven E. Giese
                                            Controller
                                            (Chief Accounting Officer)

                             PACCAR Financial Corp.
                                  EXHIBIT INDEX

2 Plan of Merger of PACCAR Leasing Corporation, a Delaware Corporation, and PACCAR Financial Corp., A Washington Corporation effective May 1, 2000.

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

12.1 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six-month periods ended June 30, 2000 and 1999.

12.2 Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for the six-month periods ended June 30, 2000 and 1999.

12.3 Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the six-month periods ended June 30, 2000 and 1999.

27.1 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the six-month period ended June 30, 2000.

The following schedules are submitted to reflect restatement of reported amounts in previously submitted Financial Data Schedules as a result of the May 1, 2000 merger which was accounted for as a combination of entities under common control and treated for accounting purposes in a manner similar to a "pooling of interests".

27.2      For the three months ended March 31, 2000 - restated
27.3      For the twelve months ended December 31, 1999 - restated
27.4      For the nine months ended September 30, 1999 - restated
27.5      For the six months ended June 30, 1999 - restated
27.6      For the three months ended March 31, 1999 - restated
27.7      For the twelve months ended December 31, 1998 - restated
27.8      For the nine months ended September 30, 1998 - restated
27.9      For the six months ended June 30, 1998 - restated
27.10     For the three months ended March 31, 1998 - restated
27.11     For the twelve months ended December 31, 1997 - restated

Other exhibits listed in Item 601 of Regulation S-K are not applicable.