Form 10-Q
period 2000-09-30
PACCAR FINANCIAL CORP
filed 2000-11-13
CIK 731288

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                to

Commission File No. 0-12553

PACCAR FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-6029712 (I.R.S. Employer Identification No.)
777 106th Avenue N.E., Bellevue, Washington (Address of Principal Executive Offices)	98004 (Zipcode)

Registrant's telephone number, including area code: (425) 468-7100

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at October 31, 2000.

    THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR FINANCIAL SERVICES CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1  Financial Statements

PACCAR Financial Corp.
BALANCE SHEETS
(Thousands of Dollars)

	September 30 2000	December 31 1999*
	(Unaudited)	(Unaudited)
ASSETS
Cash	$11,801	$6,471
Finance and other receivables, net of allowance for losses of $66,043 ($60,707 in 1999)	4,051,386	3,628,687
Loans to affiliate	46,644	24,054
Equipment on operating leases, net of allowance for depreciation of $18,840 ($14,120 in 1999)	51,216	42,124
Other assets	30,625	30,977

TOTAL ASSETS	$4,191,672	$3,732,313

LIABILITIES
Accounts payable and accrued expenses	$63,300	$75,851
Payable for finance receivables acquired	37,534	68,032
Advances from PACCAR Inc	—	9,799
Commercial paper and other short-term borrowings	1,779,467	1,705,550
Medium-term notes	1,643,361	1,257,245
Income taxes—current and deferred	155,000	143,562

TOTAL LIABILITIES	3,678,662	3,260,039

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share 6% noncumulative and nonvoting 450,000 shares authorized, 310,000 shares issued and outstanding	31,000	31,000
Common stock, par value $100 per share 200,000 shares authorized, 145,000 shares issued and outstanding	14,500	14,500
Paid-in capital	79,974	65,659
Retained earnings	387,536	361,115

TOTAL STOCKHOLDER'S EQUITY	513,010	472,274

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,191,672	$3,732,313

*
The December 31, 1999 Balance Sheet has been restated to reflect the business combination described in Note B.

See accompanying notes.

PACCAR Financial Corp.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(Thousands of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999*	2000	1999*
	(Unaudited)		(Unaudited)
Interest and other vehicle revenue	$91,291	$70,680	$255,803	$201,643
Rentals on operating leases	2,105	1,882	5,776	5,810

TOTAL FINANCE REVENUE	93,396	72,562	261,579	207,453

Interest expense	54,655	39,038	149,098	108,351
Other borrowing expense	1,053	707	2,707	1,956
Vehicle operating expense and depreciation related to operating leases	3,886	3,326	10,893	11,679

TOTAL FINANCE EXPENSES	59,594	43,071	162,698	121,986

FINANCE MARGIN	33,802	29,491	98,881	85,467

Insurance premiums earned	2,863	2,647	8,685	7,359
Insurance claims and underwriting expenses	2,148	1,959	6,691	5,517

INSURANCE MARGIN	715	688	1,994	1,842

Selling, general and administrative expenses	11,168	9,485	33,537	30,956
Provision for losses on receivables	9,765	4,553	24,178	10,901

INCOME BEFORE INCOME TAXES	13,584	16,141	43,160	45,452

Federal and state income taxes	5,267	6,195	16,739	17,665

NET INCOME	8,317	9,946	26,421	27,787

Retained earnings at beginning of period	379,219	341,169	361,115	326,545
Cash dividends paid	—	—	—	3,217

RETAINED EARNINGS AT END OF PERIOD	$387,536	$351,115	$387,536	$351,115

    Earnings per share and dividends per share are not reported because PACCAR Financial Corp. ("the Company") is a wholly owned subsidiary of PACCAR Financial Services Corporation.

*
The three months ended September 30, 1999 and nine months ended September 30, 1999 Statements of Income and Retained Earnings have been restated to reflect the business combination described in Note B.

See accompanying notes.

PACCAR Financial Corp.
STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Nine Months Ended September 30
	2000	1999*
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$26,421	$27,787
Items included in net income not affecting cash:
Provision for losses on receivables	24,178	10,901
Increase in deferred taxes payable	9,721	3,539
Depreciation and amortization	11,001	9,707
Increase in payables and other	(20,894)	(6,299)

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,427	45,635

INVESTING ACTIVITIES:
Finance and other receivables acquired	(1,496,079)	(1,433,335)
Collections on finance and other receivables	994,985	972,726
Net decrease (increase) in wholesale receivables	10,939	(75,249)
Acquisition of equipment	(19,649)	(9,429)
Proceeds from disposal of equipment	6,144	23,980

NET CASH USED IN INVESTING ACTIVITIES	(503,660)	(521,307)

FINANCING ACTIVITIES:
Net increase in commercial paper and other short-term borrowings	76,250	120,839
Proceeds from medium-term notes	795,000	610,000
Payments of medium-term notes	(408,883)	(292,717)
Net advances to/from PACCAR Inc	(18,119)	2,474
Capital contributions	14,315	27,948
Payment of cash dividend	—	(3,217)

NET CASH PROVIDED BY FINANCING ACTIVITIES	458,563	465,327

NET INCREASE (DECREASE) IN CASH	5,330	(10,345)
CASH AT BEGINNING OF PERIOD	6,471	14,832

CASH AT END OF PERIOD	$11,801	$4,487

*
The nine months ended September 30, 1999 Statement of Cash Flow has been restated to reflect the business combination described in Note B.

See accompanying notes.

PACCAR Financial Corp.
NOTES TO FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B—BUSINESS COMBINATIONS

    In 2000, PACCAR Inc ("PACCAR") reorganized its U.S. finance and leasing operations to improve operating efficiency and to minimize funding costs.

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

    The accompanying financial statements, supporting schedules, and other information as of and for the three and nine month periods ended September 30, 2000, are presented as if the Company and PLC were combined for the entire period, and the financial statements of prior periods presented have been restated to reflect the combination for all periods presented.

    Summarized results of operations of the separate companies for the period from January 1, 2000 through May 1, 2000, the date of the merger, are as follows:

	Company	PLC
Total finance revenue	$92,971	$15,503
Net income	10,169	1,258

    Following is a reconciliation of total finance revenue and net income as previously reported for 1999 to the restated amounts:

Three Months Ended September 30, 1999	Total Finance Revenue	Net Income
As previously reported	$61,786	$8,973
PLC	10,776	973

As restated	$72,562	$9,946

Nine Months Ended September 30, 1999	Total Finance Revenue	Net Income
As previously reported	$173,912	$24,638
PLC	33,541	3,149

As restated	$207,453	$27,787

NOTE C—TRANSACTIONS WITH PACCAR INC AND AFFILIATES

    The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The support agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the nine months ended September 30, 2000 and 1999, was met without assistance.

    PACCAR has charged the Company for certain administrative services it provides. Beginning in 2000, PFSC began charging the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. These costs are charged to the Company based upon the Company's specific use of the services at PACCAR's and PFSC's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of current year payments, PACCAR and PFSC have recognized certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company may pay a dividend for the paid-in capital invested in the prior year. No cash dividends were paid to PACCAR or PFSC during the first nine months of 2000, and cash dividends of $3,217 were paid to PACCAR during the first quarter of 1999. No cash dividends were paid to PACCAR or PFSC in the second or third quarters of 1999.

    Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. There were no loans outstanding from PACCAR as of September 30, 2000. Loans outstanding from PACCAR amounted to $9,799 at December 31, 1999. Loans outstanding to PACCAR were $8,321 at September 30, 2000. There were no loans outstanding to PACCAR at December 31, 1999.

    The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR similar to the Company's Support Agreement. The foreign affiliates operate in the United Kingdom, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign finance affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealer networks in the United Kingdom, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $65 million United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and the limit may be revised in the future. There was a total of $47 million and $24 million in loans outstanding to a foreign affiliate operating in the United Kingdom at September 30, 2000 and December 31, 1999, respectively, and no loans outstanding to other foreign affiliates for either period.

NOTE D—PREFERRED STOCK

    The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company's Board of Directors.

NOTE E—NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 2001, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. SFAS 133 requires that all derivatives be recognized, at their fair value, as either assets or liabilities on the balance sheet. Accounting for subsequent changes in a derivative's fair value is dependent, among other criteria, on whether it is being used for hedging purposes. At the beginning of the initial period of adoption, SFAS 133 prescribes the use of a cumulative effect adjustment. The Company expects that the effect of the adjustment, which will primarily impact comprehensive income, assets and liabilities, will not be significant. The cumulative effect adjustment on net income, if any, is also not expected to be significant. The cumulative effect of adoption cannot be accurately calculated until actual year-end market conditions are known.

    The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect that adoption of SAB 101 will have a significant impact on its financial statements.

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Net income for the first nine months of 2000 decreased to $26.4 million from $27.8 million for the first nine months of 1999. The Company's finance margin improved 16% to $98.9 million for the first nine months of 2000, from $85.5 million for the first nine months of 1999, primarily due to growth in receivable balances. Average receivables of $3.9 billion for the nine months ended September 30, 2000 were 23% higher than the same period last year due to high new lending volume. New lending volume increased 5% to $1.5 billion for year to date 2000 from $1.4 billion for the same period last year. The average margin rate on receivables has declined to 3.13% for the first nine months of 2000 from 3.25% for the same period in 1999 due to an increase in nonperforming assets and higher leverage.

    Selling, general and administrative expenses of $33.5 million for the first nine months of 2000 were 8% higher than the first nine months of 1999 due to higher staffing and systems costs, partially offset by Year 2000 related costs incurred in 1999. The provision for losses was $24.2 million for the first nine months of 2000, an increase of 122%, compared to $10.9 million for the first nine months of 1999 primarily due to high credit losses. Credit losses increased to $18.8 million in the first nine months of 2000 compared to $4.2 million in the first nine months of 1999. Higher fuel costs continued to impact operating margins for many truck operators, contributing to a higher level of past dues and repossessions. Declines in used truck prices further increased credit losses. Management expects these trends to continue into 2001, until fuel prices decline or operators successfully pass those costs on to their customers. The level of the allowance for losses reflects the risks inherent in the financing of commercial highway transportation equipment.

Liquidity and Capital Resources

    During the first nine months of 2000, the Company funded its portfolio growth primarily through the issuance of medium-term notes and commercial paper as well as short-term bank notes and term debt. Medium-term notes, net of repayments, increased $386 million from December 31, 1999. In March 2000 the Company completed a registration statement under the Securities Act of 1933, as amended, to issue to the public up to $2.5 billion of senior debt securities. At the end of September 2000, $600 million of such securities had been issued.

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

    The Company completed a $1.5 billion bank syndicated credit facility during the third quarter of 2000 to provide liquidity for its commercial paper program. As of September 30, 2000, the Company and PACCAR maintained total unused bank lines of credit of $1.5 billion.

    Other information on liquidity and sources of capital as presented in the Company's 1999 Annual Report on Form 10-K continues to be relevant.(1)

Item 3  Quantitative and Qualitative Disclosures about Market Risk

    There have been no material changes in the Company's market risk during the nine months ended September 30, 2000. For additional information, refer to Item 7a of the Company's December 31, 1999 Annual Report on Form 10-K.(1)

PART II—OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

    (a)  Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

    (b)  There were no reports on Form 8-K for the quarter ended September 30, 2000.

(1)
This information excludes the effects, if any, of the business combination described in Note B.

PACCAR Financial Corp.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR FINANCIAL CORP. (Registrant)
Date: November 13, 2000	By:	/s/ ANDREW J. WOLD Andrew J. Wold President (Authorized Officer)
	By:	/s/ BARRY E. PRATHER Barry E. Prather Controller (Chief Accounting Officer)

PACCAR Financial Corp.
EXHIBIT INDEX

2
Plan of Merger of PACCAR Leasing Corporation, a Delaware Corporation, and PACCAR Financial Corp., a Washington Corporation effective May 1, 2000 (incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q dated August 11, 2000, File Number 0-12553).
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
10.1
Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434) .
12.1	Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2000 and 1999.
12.2
Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine-month periods ended September 30, 2000 and 1999.
12.3	Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2000 and 1999.

27	Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the nine-month period ended September 30, 2000.

    Other exhibits listed in Item 601 of Regulation S-K are not applicable.

QuickLinks

  (Mark One)
  Item 1 Financial Statements
PACCAR Financial Corp. BALANCE SHEETS (Thousands of Dollars)
PACCAR Financial Corp. STATEMENTS OF INCOME AND RETAINED EARNINGS (Thousands of Dollars)
PACCAR Financial Corp. STATEMENTS OF CASH FLOWS (Thousands of Dollars)
PACCAR Financial Corp. NOTES TO FINANCIAL STATEMENTS
  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3 Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
  Item 6 Exhibits and Reports on Form 8-K
PACCAR Financial Corp. SIGNATURES
PACCAR Financial Corp. EXHIBIT INDEX