Form 10-K405
period 2000-12-31
PACCAR FINANCIAL CORP
filed 2001-03-21
CIK 731288

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to

Commission File No. 0-12553

PACCAR FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of Incorporation)	(I.R.S. Employer Identification No.)
777 - 106th Avenue N.E., Bellevue, Washington	98004
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (425) 468-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series H Medium-Term Notes $2.5 Million Due July 15, 2003	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001:

None

   The number of shares outstanding of the registrant's classes of common stock as of February 28, 2001:

Common Stock, $100 par value—145,000 shares

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

ITEM 1. BUSINESS

GENERAL

PACCAR Financial Corp.

    PACCAR Financial Corp. (the "Company") is a Washington corporation organized in 1961 as a wholly-owned subsidiary of PACCAR Inc ("PACCAR") to finance the sale of PACCAR products. The Company provides financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealers in the United States. The Company also finances dealer inventories of transportation equipment and franchises PACCAR dealerships to engage in full-service and finance leasing.

    In 2000, PACCAR Inc reorganized its U.S. finance and leasing operations to improve operating efficiency and to minimize funding costs.

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

    The accompanying financial information, supporting schedules and other information as of and for the year ended December 31, 2000, are presented as if the Company and PLC were combined for the entire period, and the financial statements of prior periods presented have been restated to reflect the combination for all periods presented.

PACCAR

    PACCAR has two principal industry segments, (1) manufacture and distribution of light-, medium- and heavy-duty trucks and related aftermarket distribution of parts and (2) finance and leasing services provided to customers and dealers. PACCAR distributes trucks and parts primarily through its independent dealer network. PACCAR's finance and leasing activities are principally related to PACCAR products and associated equipment. Other manufactured products include industrial winches.

    PACCAR and its subsidiaries design and manufacture trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates in the heavy-duty diesel category. These vehicles, which are built in five plants in the United States, four in Europe and one each in Australia and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. Commercial trucks and related service parts comprise the largest segment of PACCAR's business, accounting for 94% of total 2000 net sales.

    PACCAR, through its Peterbilt and Kenworth Divisions, competes in the North American Class 6/7 markets primarily with conventional models. These medium-duty trucks are assembled at PACCAR's new Ste. Therese, Quebec plant and at PACCAR's Mexican subsidiary in Mexicali, Mexico. This line of business represents a small, but increasing, percentage of PACCAR's North American sales. PACCAR competes in the European medium commercial vehicle market with DAF and Foden cab-over-engine trucks manufactured in the Netherlands and the United Kingdom. Leyland, another of PACCAR's wholly-owned subsidiaries, manufactures light commercial vehicles in the United Kingdom for sale throughout Europe under the DAF nameplate.

    Trucks and related parts are sold to independent dealers for resale. Trucks manufactured in the U.S. for sale outside North America are marketed by PACCAR International, a U.S. division. Those sales are made through a worldwide network of dealers. Trucks manufactured in Australia, Mexico, the Netherlands and the United Kingdom are marketed in their primary markets through independent dealers and a small number of factory branches. Trucks manufactured in these countries for export beyond their primary market area are marketed by DAF or PACCAR International.

    There were four other principal competitors in the U.S. Class 8 truck market in 2000. PACCAR's share of that market was approximately 21% of registrations in 2000. There were seven other principal competitors in the European Class 4-8 commercial vehicle market in 2000, including parent companies to three competitors of PACCAR's in the United States. PACCAR's subsidiary, DAF, had approximately a 10% share of the western Europe heavy-duty Class 8 market and an 8% share of the Class 4-7 market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

    In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Mexico, Canada, Australia and the United Kingdom through other wholly owned finance companies. PACCAR also has a 49% equity ownership in DAF Financial Services in Europe.

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

BUSINESS OF THE COMPANY

    The Company operates primarily in one industry segment, truck and related equipment financing. The Company provides financing for dealers' sales of Kenworth and Peterbilt trucks in the United States, for dealers' purchases of new Class 6, 7 and 8 trucks and used trucks, regardless of make or model, and for truck trailers and allied equipment such as mixer and dump bodies attached to trucks. In addition, the Company franchises PACCAR dealerships to engage in full-service and finance leasing as members of the PACLease system. The Company also engages in full-service leasing directly with its customers through Company owned stores.

    The Company currently conducts business with most PACCAR dealers. The volume of the Company's business is significantly affected by PACCAR's sales and competition from other financing sources.

    As of December 31, 2000, the Company employed 294 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

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

Full-Service Leasing

    The Company also conducts full service leasing operations under the PacLease trade name. Selected dealers are franchised to provide full service leasing. These franchisees are leased equipment and provided managerial support. The Company also operates full service lease outlets on its own behalf.

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

    The Company also offers physical damage and liability insurance on new and used trucks and trailers to its full service lease customers. The Company retains premium and loss exposure for the policies which are issued through an unaffiliated insurance carrier. To limit its exposure the Company has acquired excess insurance coverage from a third party insurance carrier.

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

    At December 31, 2000, the largest single customer for retail contracts, direct loans or leases represented .9% of the Company's receivables, and the five largest such accounts collectively amounted to 3.4% of receivables.

    At December 31, 2000, the Company had Master Notes outstanding with four dealers. Master Note borrowings totaled 8.1% of the Company's receivables, while the largest master note dealer's borrowing amounted to 6.0% of the Company's receivables. Master Note contracts are secured by numerous retail installment contracts, which, in effect, reduces the amount of dealer concentration.

    With respect to wholesale financing, at December 31, 2000, the largest single dealer group accounted for 1.4% of the Company's receivables, and the five largest dealer groups collectively accounted for 3.1% of receivables.

    At December 31, 2000, the largest single full-service leasing franchise group accounted for 1.2% of the Company's receivables, and the five largest full-service leasing franchise groups collectively accounted for 4.1% of receivables.

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

    The Company maintains an allowance for losses on receivables at a level, which it considers to be adequate to cover management's estimates of losses. The following table summarizes the activity in the Company's allowance for losses on receivables and presents related ratios:

Allowance for Losses
(Thousands of Dollars)

	Year ended December 31
	2000	1999	1998
Balance at beginning of year	$60,707	$51,536	$43,651
Provision for losses	36,433	16,042	12,055
Net losses	(31,705)	(6,871)	(4,170)

Balance at end of year	$65,435	$60,707	$51,536

Ratios:
Net losses to average net receivables and equipment on operating leases	.80%	.21%	.15%
Allowance for losses to year-end net contracts and equipment on operating leases	1.63%	1.66%	1.71%
Year-end retail contracts and leases past due (over 60 days) to year-end retail contracts and lease receivables	3.35%	.77%	.57%

    For discussion of the allowance for losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1998-2000."

COMPETITION AND ECONOMIC FACTORS

    The commercial truck and trailer finance and leasing business is highly competitive among banks, commercial finance companies, captive finance companies and leasing companies. Many of these institutions have substantially greater financial resources than the Company and may borrow funds at lower rates.

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

SOURCES OF FUNDS

    The Company obtains funds primarily from borrowings in the capital markets and collections on loans and leases and to a lesser extent retained earnings and PFSC equity investments. The Company's profitable acquisition of additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate, terms of generally five years or less.

    To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are funded primarily with publicly offered fixed rate medium-term notes and commercial paper combined with interest rate swaps. Floating rate assets are funded primarily with commercial paper with maturities of three months or less and medium-term notes. As a result, the Company's interest margin on existing business does not change significantly as interest rates change.

    The Company enters into interest rate contracts as a tool to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources—commercial paper and medium-term notes. Fixed interest rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. As of December 31, 2000, the total notional principal amount of interest rate swap contracts outstanding was $1.8 billion, all of which result in a fixed rate payment obligation. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial. The permitted types of interest rate contracts, their transaction limits and related approval authorizations have been established by the Company's senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company's senior management.

    As of December 31, 2000, the Company and PACCAR maintained $1.5 billion of unused, confirmed bank lines of credit. These lines are maintained primarily to support the Company's short-term borrowings. Neither PACCAR nor the Company is liable for any borrowings of the other under these lines of credit.

    As of December 31, 2000, the Company had $1.5 billion of medium-term notes and other long-term borrowings outstanding, $461.8 million of which was due within 12 months. See "Note F—Borrowings" in the Notes to Financial Statements for medium-term note maturities.

    An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company's medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

RELATIONSHIP WITH PACCAR

General

    The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company's principal source of financing business. The Company receives administrative support from and pays dividends to PFSC and may occasionally borrow funds from or lend money to PACCAR or it's affiliates. Since the directors of the Company are all executives of PACCAR or its affiliated companies and PACCAR is the sole owner of PFSC's outstanding voting common stock, PACCAR can determine the course of the Company's business. See "Note E—Transactions with PACCAR and Affiliates" in the Notes to Financial Statements.

Support Agreement

    The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The transfer of the stock of the Company to PFSC from PACCAR had no impact on the Support Agreement between PACCAR and the Company. The required ratio for each of the years ended December 31, 1996 - 2000 was met without assistance.

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

ITEM 2. PROPERTIES

    The Company's principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 - 106th Avenue N.E., Bellevue, Washington 98004. The Company owns two full-service leasing facilities in Texas.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    All outstanding common stock is owned by PFSC; therefore, there is no trading market in the Company's common stock.

    Cash dividends of $3.2 million and $2.7 million were paid in 1999 and 1998, respectively. There were no cash dividends paid to PFSC or PACCAR during 2000.

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes selected financial data for the Company. The information with respect to each of the five years in the period ended December 31, 2000 has been derived from the Company's audited financial statements.

Balance Sheet Data and Income Statement Data
(Thousands of Dollars)

	As of December 31
Balance Sheet Data	2000	1999*	1998*	1997*	1996*
Total Assets	$4,125,911	$3,732,313	$3,027,516	$2,509,685	$2,395,383
Total Liabilities	3,603,715	3,260,039	2,618,376	2,128,631	2,049,462
Total Stockholder's Equity	522,196	472,274	409,140	381,054	345,921
	Year ended December 31
Income Statement Data	2000	1999*	1998*	1997*	1996*
Interest and Other Revenue	$367,351	$298,335	$262,468	$241,785	$227,046
Total Expenses	313,375	236,787	215,142	184,803	169,870

Income Before Income Taxes	53,976	61,548	47,326	56,982	57,176
Income Taxes	20,986	23,759	18,679	22,383	22,329

Net Income	$32,990	$37,789	$28,647	$34,599	$34,847

Ratio of Earnings to Fixed Charges (1)	1.26x	1.40x	1.37x	1.50x	1.52x

* The year ended December 31 1999, 1998, 1997 and 1996 Balance Sheet and Income Statement Data has been restated to reflect the business combination described in Item 1.

(1)
For purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is deemed representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements but differs from the method called for in the Support Agreement between the Company and PACCAR. The ratios computed pursuant to the Support Agreement were 1.31x, 1.46x, 1.45x, 1.59x and 1.62x for the years 2000 - 1996, respectively. See Exhibits 12.1 and 12.2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 1998 - 2000

Results of Operations

2000 Compared to 1999:

    The Company's net income of $33.0 million was 13% lower than 1999. Interest and other revenue increased 23% to $367.4 million in 2000 due to higher interest rates and portfolio growth. Average assets increased 20% to $3.9 billion in 2000 due to high lending volume in 1999 and the first half of 2000. The increase in interest and other revenue was offset by higher interest costs, provision for losses and selling, general and administrative expenses to support portfolio growth.

    The provision for losses increased 127% to $36.4 million in 2000 from $16.0 million in 1999 primarily due to credit losses. Credit losses increased to $31.7 million in 2000 from $6.9 million in 1999.

    The Company continues to experience high levels of past dues and repossessions due to higher fuel, insurance and interest costs and slowing freight volumes that have reduced operating margins for many truck operators. The increased levels of past dues, repossessions and lower used truck prices will lead to continued high levels of credit losses until the negative factors abate.

1999 Compared to 1998:

    Net income increased 32% to $37.8 million in 1999 from $28.6 million in 1998. Increased revenues from asset portfolio growth and lower SG&A expenses were partially offset by a higher provision for loan losses.

Funding and Liquidity

    The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered senior debt securities under the Securities Act of 1933 for offering to the public. At the end of 2000, there were $1.9 billion of such securities available for issuance.

    The Company believes that it has sufficient financial capabilities, including internally generated funds, access to public and private debt markets, lines of credit and other financial resources, to fund current business needs and service debt maturities.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Derivative Financial Instruments

    In the normal course of business, the Company issues various financial instruments which expose the Company to market risk associated with market interest rates. Policies and procedures have been established by the Company to manage these market risks through the use of various derivative financial instruments. The Company does not engage in derivatives trading, market-making or other speculative activities.

    The following is a sensitivity analysis for the Company's derivatives which have interest rate risk. These instruments are held for other than trading purposes. The gains or losses in the following table represent the changes in the financial instruments' fair values which would result from a 100 basis point increase of the current market rates at December 31, 2000 and 1999.

Fair Value Gains (Losses)
(Thousands of Dollars)

	Year ended December 31
	2000	1999
Assets
Retail notes, contracts and wholesale financing, net of unearned interest, less allowance for losses	$(32,050)	$(28,583)
Liabilities
Long-term debt	6,521	12,652
Interest rate swaps related to financial services debt	23,378	14,582

Total	$(2,151)	$(1,349)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company and related schedules described under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," are included following this page.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors
PACCAR Financial Services Corporation and PACCAR Financial Corp.

    We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Financial Services Corporation) as of December 31, 2000 and 1999, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Seattle, Washington
February 19, 2001

BALANCE SHEETS
PACCAR Financial Corp.

	December 31
	2000	1999*
	(Thousands of Dollars)
ASSETS
Cash	$12,599	$6,471
Finance and other receivables net of allowance for losses of $65,435 in 2000 ($60,707 in 1999)	3,955,374	3,628,687
Loans to affiliate	53,329	24,054
Equipment on operating leases net of depreciation of $19,744 in 2000 ($14,120 in 1999)	56,547	42,124
Equipment held for sale	16,738	1,837
Income taxes — current	6,538	5,963
Other assets	24,786	23,177

TOTAL ASSETS	$4,125,911	$3,732,313

LIABILITIES
Accounts payable and accrued expenses	$80,058	$75,851
Payable for finance receivables acquired	34,612	68,032
Advances from PACCAR Inc	4,980	9,799
Borrowings	3,311,771	2,962,795
Income taxes — deferred	172,294	143,562

TOTAL LIABILITIES	3,603,715	3,260,039

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31,000	31,000
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14,500	14,500
Paid-in capital	82,591	65,659
Retained earnings	394,105	361,115

TOTAL STOCKHOLDER'S EQUITY	522,196	472,274

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,125,911	$3,732,313

See accompanying notes.

* The December 31, 1999 Balance Sheet has been restated to reflect the business combination described in Note B.

STATEMENTS OF INCOME AND RETAINED EARNINGS
PACCAR Financial Corp.

	Year ended December 31
	2000	1999*	1998*
	(Thousands of Dollars)
INTEREST AND OTHER REVENUE	$367,351	$298,335	$262,468
Interest and other borrowing expense	209,227	153,832	127,452
Depreciation related to operating leases	9,147	8,020	8,790
Insurance claims and underwriting expenses	8,394	9,902	7,979
Vehicle operating expense	5,755	6,758	5,706
Selling, general and administrative expenses	44,419	42,233	53,160
Provision for losses on receivables	36,433	16,042	12,055

TOTAL EXPENSES	313,375	236,787	215,142
INCOME BEFORE INCOME TAXES	53,976	61,548	47,326
Federal and state income taxes	20,986	23,759	18,679

NET INCOME	32,990	37,789	28,647
Retained earnings at beginning of year	361,115	326,545	300,608
Cash dividends paid	—	(3,219)	(2,710)

RETAINED EARNINGS AT END OF YEAR	$394,105	$361,115	$326,545

See accompanying notes.

* The year ended 1999 and 1998 Statements of Income and Retained Earnings have been restated to reflect the business combination described in Note B.

STATEMENTS OF CASH FLOWS
PACCAR Financial Corp.

	Year ended December 31
	2000	1999*	1998*
	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$32,990	$37,789	$28,647
Items included in net income not affecting cash:
Provision for losses on receivables	36,433	16,042	12,055
Charge-off of loan system investment	—	—	7,453
Increase in deferred taxes payable	28,732	18,924	8,717
Depreciation and amortization	15,196	12,889	12,988
Decrease in payables and other	(28,009)	(21,481)	(17,349)

NET CASH PROVIDED BY OPERATING ACTIVITIES	85,342	64,163	52,511
INVESTING ACTIVITIES
Finance and other receivables acquired	(1,796,535)	(1,909,183)	(1,622,906)
Collections on finance and other receivables	1,338,627	1,403,852	1,132,103
Net decrease (increase) in wholesale receivables	26,861	(176,208)	(45,908)
Acquisition of equipment	(28,071)	(16,628)	(21,547)
Proceeds from disposal of equipment	9,200	9,057	36,919

NET CASH USED IN INVESTING ACTIVITIES	(449,918)	(689,110)	(521,339)
FINANCING ACTIVITIES
Net increase in commercial paper and other short-term borrowings	105,057	297,807	453,727
Proceeds from medium-term notes	795,000	705,000	509,500
Payments of medium-term notes	(549,900)	(402,122)	(502,101)
Net advances from/(to) PACCAR Inc	3,615	(9,443)	8,491
Capital contributions	16,932	28,563	3,218
Cash dividend paid	—	(3,219)	(2,710)

NET CASH PROVIDED BY FINANCING ACTIVITIES	370,704	616,586	470,125

NET INCREASE (DECREASE) IN CASH	6,128	(8,361)	1,297
CASH AT BEGINNING OF YEAR	6,471	14,832	13,535

CASH AT END OF YEAR	$12,599	$6,471	$14,832

See accompanying notes.

* The year ended December 31, 1999 and 1998 Statements of Cash Flows have been restated to reflect the business combination described in Note B.

NOTES TO FINANCIAL STATEMENTS
PACCAR Financial Corp.
December 31, 2000
(Thousands of Dollars)

NOTE A—SUMMARY OF ACCOUNTING POLICIES

    Industry:  PACCAR Financial Corp. (the "Company"), a wholly-owned subsidiary of PACCAR Financial Services Corporation ("PFSC"), provides financing of trucks and related equipment manufactured primarily by PACCAR Inc ("PACCAR") and sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises PACCAR dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR. PFSC is a wholly-owned subsidiary of PACCAR. Sales of PACCAR products are the Company's principal source of financing business.

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

    Equipment:  Equipment on operating leases is recorded at cost and depreciated on a straight-line basis.

    Income Taxes:  The Company is included in the consolidated federal income tax return of PACCAR. Income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company.

    Derivative Financial Instruments:  The Company enters into interest rate swap contracts to manage certain exposures to fluctuations in interest rates. The Company uses interest rate swap contracts to match the interest rate characteristics of the Company's finance receivables with the borrowings used to fund those receivables and to limit the Company's exposure to rising interest rates. Interest rate swap contracts involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal. Net amounts paid or received are reflected as adjustments to interest expense. The fair values of interest rate swap contracts are not recognized in the financial statements. Realized gains or losses at the time of maturity, termination or repayment of an interest rate contract are recorded in a manner consistent with the original designation of the interest rate contract. The Company does not engage in derivatives trading, market-making or other speculative activities.

    Reclassifications:  Certain prior year amounts have been reclassified to conform to the 2000 presentation.

    New Accounting Pronouncements:  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 137, Accounting for Derivative and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133. The Company will adopt SFAS 133 in the first quarter of 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in cumulative after-tax reductions in other comprehensive income of approximately $14.1 million and a cumulative after-tax increase to net income of $1.6 million in the first quarter of 2001. The adoption will also impact assets and liabilities recorded on the balance sheet.

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

    The accompanying financial statements, supporting schedules, and other information as of and for the year ended December 31, 2000, are presented as if the Company and PLC were combined for the entire period, and the financial statements of prior periods presented have been restated to reflect the combination for all periods presented.

    Summarized results of operations of the separate companies for the period from January 1, 2000 through May 1, 2000, the date of the merger, are as follows:

	Company	PLC
Interest and other revenue	$96,772	$15,503
Net income	16,565	1,258

    Following is a reconciliation of interest and other revenue and net income as previously reported for the years ended 1999 and 1998, respectively, to the restated amounts:

Year ended December 31, 1999	Interest and Other Revenue	Net Income
As previously reported	$248,202	$33,285
PLC	50,133	4,504

As restated	$298,335	$37,789

Year ended December 31, 1998	Interest and Other Revenue	Net Income
As previously reported	$213,400	$24,634
PLC	49,068	4,013

As restated	$262,468	$28,647

NOTE C—RECEIVABLES

    Terms for substantially all finance and other receivables range up to 60 months. Company experience has shown that some receivables will be paid prior to contractual maturity and others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

    The Company's finance and other receivables are as follows:

	Year ended December 31
	2000	1999
Notes and contracts due within:
One year	$1,167,719	$1,011,674
Two years	771,055	700,229
Three years	562,290	533,675
Four years	334,579	289,565
Five years and beyond	139,085	137,673

	2,974,728	2,672,816
Wholesale financing	326,741	353,602
Direct financing leases (including estimated residual values of $37,543 in 2000 and $27,976 in 1999)	945,683	883,318
Interest and other receivables	35,500	19,270

	4,282,652	3,929,006
Less allowance for losses	(65,435)	(60,707)

	4,217,217	3,868,299
Unearned interest:
Notes and contracts	(125,962)	(115,498)
Direct financing leases	(135,881)	(124,114)

	(261,843)	(239,612)

Finance and other receivables	$3,955,374	$3,628,687

    Future minimum lease payments on direct financing leases totaled $908,140 at December 31, 2000 and are due as follows: $254,756 in 2001; $227,216 in 2002; $199,120 in 2003; $128,618 in 2004; and $98,430 in 2005 and beyond.

    The allowance for losses on receivables is summarized as follows:

	Year ended December 31
	2000	1999	1998
Balance at beginning of year	$60,707	$51,536	$43,651
Provision for losses	36,433	16,042	12,055
Net losses	(31,705)	(6,871)	(4,170)

Balance at end of year	$65,435	$60,707	$51,536

    At December 31, 2000 and 1999, the recorded investments in retail notes and contracts that were considered to be impaired were $90,754 and $22,101, respectively. Included in the allowance for losses were specific reserves of $26,342 and $7,978 on these impaired notes and contracts. The average recorded investment in impaired notes and contracts during the years ended December 31, 2000 and 1999, was $64,818 and $27,466 respectively. The Company recognized interest income of $1,437, $1,466 and $888 for the years ended December 31, 2000, 1999 and 1998, respectively, on those impaired loans, all of which was recognized using the cash basis method of income recognition.

NOTE D—OPERATING LEASES

    Terms of operating leases range up to 44 months. Future annual minimum rental payments to be received for transportation equipment on non-cancellable operating leases beginning January 1, 2001 were: $7,589 in 2001; $5,826 in 2002; $3,107 in 2003 and $302 in 2004. Interest and other revenue includes contingent rentals of $6,360, $5,693 and $4,924 in 2000, 1999 and 1998, respectively.

NOTE E—TRANSACTIONS WITH PACCAR AND AFFILIATES

    The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the years ended December 31, 2000, 1999 and 1998, was met without assistance.

    PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. As of December 31, 2000, PFSC employed 155 full-time employees, none of whom are represented by a collective bargaining agent. The costs are charged to the Company based upon the Company's specific use of the services at PFSC's or PACCAR's cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $16,475, $2,203 and $2,874 in 2000, 1999 and 1998, respectively, were charged to the Company. In lieu of current year payment, PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company may elect to pay a dividend to PFSC for the paid-in capital invested in the prior year. Cash dividends of $3,219 and $2,710 were paid in 1999 and 1998, respectively. There were no cash dividends declared or paid during 2000.

    The Company's employees are covered by a defined benefit pension plan, an unfunded postretirement medical and life insurance plan and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets, defined benefit accumulated plan benefits and defined contribution plan benefits relating to the Company have not been made. Expenses charged to the Company by PACCAR for these plans were $1,647, $1,805, and $1,548 for years 2000, 1999 and 1998, respectively.

    Financing and cash management is partly provided through unsecured short-term advances to and from PACCAR. Net interest paid to PACCAR was $586, $1,378 and $467 in 2000, 1999 and 1998, respectively.

    Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $9,618 at December 31, 2000. There were no loans outstanding to PACCAR at December 31, 1999.

    PACCAR has issued letters of credit in the amount of $4,940 on behalf of the Company to guarantee funds for payment to insured franchisees and their customers for any future insurance losses.

    The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company's Support Agreement. The foreign affiliates operate in the United Kingdom, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR's independent dealer networks in the United Kingdom, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $70.0 million United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $53.3 million and $24.1 million in loans outstanding to a foreign affiliate operating in the United Kingdom at December 31, 2000 and 1999, respectively, and no loans outstanding to other foreign affiliates for those periods. Interest income earned on affiliate loans was $2,461, $1,055 and $362 in 2000, 1999 and 1998, respectively.

    Included within accounts payable and accrued expenses is $8,992 and $6,016 payable to PACCAR's truck divisions at December 31, 2000 and 1999, respectively.

    The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company's Board of Directors.

NOTE F—BORROWINGS

    Borrowings are summarized as follows:

	As of December 31,
	Effective Rate*	2000	1999
Commercial paper	6.46%	$1,734,426	$1,435,550
Other floating rate borrowings	6.56%	75,000	270,000
Fixed rate medium-term notes	6.09%	670,000	1,058,000
Floating rate medium-term notes	6.95%	800,000	140,000
Other fixed rate borrowings	6.06%	32,345	59,245

Total	6.50%	$3,311,771	$2,962,795

* The effective rate is the weighted average rate as of December 31, 2000 and includes the effects of interest rate swap agreements.

    Principal amounts of medium-term notes and other fixed rate borrowings due over the next five years beginning January 1, 2001 are $461.8 million in 2001, $826.6 million in 2002, $209.0 million in 2003, and $5.0 million in 2004.

    At December 31, 2000, there was $1.9 billion of medium-term debt available for issuance under a currently outstanding shelf registration statement.

    Cash paid for interest (net of swap interest received) was $208.1 million in 2000, $149.5 million in 1999, and $130.0 million in 1998.

    At December 31, 2000, the Company had outstanding 78 interest rate swaps with various financial institutions with a total notional balance of $1.8 billion. The notional principal of these contracts matures as follows: $682.2 million in 2001, $623.8 million in 2002, $251.6 million in 2003, $183.2 million in 2004, and $16.0 million thereafter. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote and any losses would be immaterial.

    At December 31, 2000, the interest rate swap weighted average pay rate was 6.66%. The weighted average interest rate swap receive rate of 6.70% offsets the pay rate on associated debt obligations.

NOTE G—CREDIT ARRANGEMENTS

    The Company and PACCAR have lines of credit arrangements with various commercial banks that are reviewed annually for renewal. These lines are maintained primarily to support the Company's short-term borrowings. At December 31, 2000, the Company and PACCAR maintained total unused bank lines of credit of $1.5 billion. The Company compensates the banks for providing lines of credit with fees that are immaterial.

NOTE H—INCOME TAXES

    The provision for income taxes consists of the following:

	Year ended December 31
	2000	1999	1998
Current (benefit)/expense
Federal	$(7,348)	$3,644	$8,621
State	(399)	1,191	1,341

	(7,747)	4,835	9,962
Deferred	28,733	18,924	8,717

	$20,986	$23,759	$18,679

    A reconciliation between the statutory federal income tax rate and the actual provision for income taxes is shown below:

	Year ended December 31
	2000	1999	1998
Tax at the statutory rate of 35%	$18,892	$21,541	$16,564
Effect of state income taxes	1,991	2,209	1,978
Effect of other income taxes	103	9	137

	$20,986	$23,759	$18,679

    Cash (received)/paid for income taxes was $(7,119) in 2000, $10,012 in 1999, and $10,922 in 1998.

    Deferred income tax assets and liabilities consisted of the following:

	As of December 31
	2000	1999
Deferred tax liabilities:
Depreciation	$194,068	$166,744
State income tax	8,338	11,141

	202,406	177,885
Deferred tax assets:
Allowance for doubtful accounts	(28,502)	(21,659)
Other	(1,610)	(12,664)

	(30,112)	(34,323)

Net deferred tax liability	$172,294	$143,562

NOTE I—FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash:  The carrying amount reported in the balance sheets is stated at fair value.

    Net Receivables:  For floating rate loans and wholesale financings, fair values are stated at carrying values. For fixed rate loans, fair values are estimated using discounted cash flow analyses based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest and other receivables approximates their fair value. Direct financing leases and the related allowance for losses are not included in net receivables for purposes of fair value disclosures herein.

    Off-Balance-Sheet Instruments:  Fair values for the Company's interest rate swap contracts are based on costs which would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties' credit standings at current market interest rates or currency exchange rates.

    Commercial Paper, Other Floating Rate Borrowings, Medium-Term Notes and Other Fixed Rate Borrowings:  The carrying amounts of the Company's commercial paper, other floating rate borrowings and floating rate medium-term notes approximate their fair value. The fair value of the Company's fixed rate medium-term notes and other fixed rate borrowings is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    The carrying amounts of trade payables and receivables approximate their fair value and have been excluded from the accompanying table.

    The carrying amounts and fair values of the Company's financial instruments are as follows:

	As of December 31
	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$12,599	$12,599	$6,471	$6,471
Net receivables	3,111,562	3,066,437	2,908,233	2,864,027
Commercial paper and other floating rate borrowings	1,809,426	1,809,426	1,705,550	1,705,550
Medium-term notes and other fixed rate borrowings	1,502,345	1,514,286	1,257,245	1,244,872

    The Company's intent is to hold interest rate swap contracts until maturity. If recorded at fair value at December 31, 2000, the Company's off-balance-sheet financial instruments (interest rate swap contracts) would represent gross assets of $5,434 and offsetting gross liabilities of $25,717, resulting in a net liability of $20,282. If recorded at fair value at December 31, 1999, the Company's off-balance-sheet financial instruments would have reflected a net asset of $13,695.

NOTE J—QUARTERLY RESULTS (Unaudited)

	Quarter
	First	Second	Third	Fourth
2000*
Revenue	$83,782	$91,237	$96,911	$95,421
Income before income taxes	14,769	14,807	13,584	10,816
Net income	9,052	9,052	8,317	6,569
1999*
Revenue	$67,938	$72,166	$75,407	$82,824
Income before income taxes	14,278	15,034	16,141	16,095
Net income	8,691	9,150	9,946	10,002

*
The quarters ended March 31, 2000 and 1999, June 30, 1999, September 30, 1999 and December 31, 1999 have been restated to reflect the business combination described in Note B.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following financial statements of the Company are included in Item 8:

  At December 31, 2000 and 1999 and for the Years Ended December 31, 2000, 1999, and 1998

    Balance Sheets—December 31, 2000 and 1999

    Statements of Income and Retained Earnings—Years Ended December 31, 2000, 1999 and 1998

    Statements of Cash Flows—Years Ended December 31, 2000, 1999 and 1998

    Notes to Financial Statements—December 31, 2000

    All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed and, therefore, have been omitted.

    Listing of Exhibits

    The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

    (b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2000

    There were no reports on Form 8-K for the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR FINANCIAL CORP.
By	/s/ ANDREW J. WOLD Andrew J. Wold President

Date: March 21, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1) Principal Executive Officer
/s/ ANDREW J. WOLD Andrew J. Wold	President
(2) Principal Financial Officer
/s/ PATRICIA A. DONOHOE Patricia A. Donohoe	Treasurer
(3) Principal Accounting Officer
/s/ BARRY E. PRATHER Barry E. Prather	Controller
(4) A Majority of the Board of Directors:
/s/ ANDREW J. WOLD Andrew J. Wold
Kenneth R. Gangl* David J. Hovind* Mark C. Pigott* Michael A. Tembreull*
*By	/s/ ANDREW J. WOLD Andrew J. Wold Attorney-in-Fact

PACCAR Financial Corp.
EXHIBIT INDEX

2	Plan of Merger of PACCAR Leasing Corporation, a Delaware Corporation, and PACCAR Financial Corp., a Washington Corporation effective May 1, 2000 (incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q dated August 11, 2000, File Number 0-12553).
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
12.1	Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years in the period ended December 31, 2000.
12.2	Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for each of the five years in the period ended December 31, 2000.
12.3	Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years in the period ended December 31, 2000.
23	Consent of Independent Auditors.
25.1	Power of attorney of certain officers and directors.

    Other exhibits listed in Item 601 of Regulation S-K are not applicable.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 1998 - 2000
  ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Ernst & Young LLP, Independent Auditors
BALANCE SHEETS PACCAR Financial Corp.
STATEMENTS OF INCOME AND RETAINED EARNINGS PACCAR Financial Corp.
STATEMENTS OF CASH FLOWS PACCAR Financial Corp.
NOTES TO FINANCIAL STATEMENTS PACCAR Financial Corp. December 31, 2000 (Thousands of Dollars)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEMS 10, 11, 12 AND 13
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
PACCAR Financial Corp. EXHIBIT INDEX