Form 10-Q
period 2001-03-31
PACCAR FINANCIAL CORP
filed 2001-05-11
CIK 731288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For quarterly period ended March 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from __________ to __________

Commission File No. 0-12553
PACCAR FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 – 106th Avenue N.E., Bellevue, Washington	98004
(Address of Principal Executive Offices)	(Zipcode)
(425) 468-7100
Registrant’s telephone number, including area code:

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
Yes   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,000 shares at April 30, 2001.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR FINANCIAL SERVICES CORPORATION  AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Item 1 Financial Statements

Form 10-Q
PACCAR Financial Corp.

BALANCE SHEETS
(Millions of Dollars)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash	$6.6	$12.6
Finance and other receivables, net of allowance for losses of $65.4 ($65.4 in 2000)	3,737.9	3,955.5
Loans to affiliate	48.2	53.3
Equipment on operating leases, net of allowance for depreciation of $19.8 ($19.7 in 2000)	52.1	56.5

Equipment held for sale	24.3	16.7
Income taxes - current	-	6.5
Other assets	24.2	24.8
TOTAL ASSETS	$3,893.3	$4,125.9

LIABILITIES
Accounts payable and accrued expenses	$98.8	$80.0
Payable for finance receivables acquired	30.8	34.6
Advances from PACCAR Inc	.4	5.0
Borrowings	3,108.3	3,311.8
Income taxes - current and deferred	153.7	172.3
TOTAL LIABILITIES	3,392.0	3,603.7

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Paid-in capital	87.8	82.6
Retained earnings	397.3	394.1
Accumulated other comprehensive loss	(29.3)	-
TOTAL STOCKHOLDER'S EQUITY	501.3	522.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$3,893.3	$4,125.9

See accompanying notes.

Form 10-Q
PACCAR Financial Corp.

STATEMENTS OF INCOME AND RETAINED EARNINGS
(Millions of Dollars)

	Three Months Ended March 31,
	2001	2000*
	(Unaudited)
INTEREST AND OTHER REVENUE	$88.8	$83.0

Interest and other borrowing expense	50.3	45.1
Depreciation related to operating leases	2.8	2.0
Insurance claims and underwriting expenses	2.0	1.8
Vehicle operating expense	1.2	1.4
Selling, general and administrative expenses	10.9	11.2
Provision for losses on receivables	16.9	6.7
TOTAL EXPENSES	84.1	68.2
INCOME BEFORE INCOME TAXES	4.7	14.8
Federal and state income taxes	1.9	5.7
NET INCOME BEFORE ACCOUNTING CHANGE	2.8	9.1
Cumulative effect of accounting change (net of tax)	.4	-
NET INCOME	3.2	9.1
Retained earnings at beginning of period	394.1	361.1
RETAINED EARNINGS AT END OF PERIOD	$397.3	$370.2

*The three months ended March 31, 2000 Statement of Income and Retained Earnings has been restated to reflect the business combination described in Note A.

Earnings per share and dividends per share are not reported because PACCAR Financial Corp. (“the Company”) is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See accompanying notes.

Form 10-Q
PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Three Months Ended March 31,
	2001	2000*
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$3.2	$9.1
Items included in net income not affecting cash:
Provision for losses on receivables	16.9	6.7
Deferred tax provision	(.7)	.7
Depreciation and amortization	4.3	3.3
Decrease in payables and other	(26.9)	(20.2)
NET CASH USED IN OPERATING ACTIVITIES	(3.2)	(.4)
INVESTING ACTIVITIES:
Finance and other receivables originated	(234.8)	(440.3)
Collections on finance and other receivables	317.0	304.5
Net decrease (increase) in wholesale receivables	85.1	(86.8)
Acquisition of equipment	(4.3)	(7.6)
Proceeds from disposal of equipment	33.1	6.9
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	196.1	(223.3)
FINANCING ACTIVITIES:
Net (decrease) increase in commercial paper and other short-term borrowings	(13.1)	146.5
Proceeds from medium-term notes	-	195.0
Payments on medium-term notes	(189.5)	(124.0)
Net advances (to) from PACCAR Inc	(1.5)	3.9
Capital contributions	5.2	6.2
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(198.9)	227.6
NET (DECREASE) INCREASE IN CASH	(6.0)	3.9
CASH AT BEGINNING OF PERIOD	12.6	6.5
CASH AT END OF PERIOD	$6.6	$10.4

*The three months ended March 31, 2000 Statement of Cash Flow has been restated to reflect the business combination described in Note A.

See accompanying notes.

Form 10-Q
PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS
(Millions of Dollars)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

Effective May 1, 2000, PACCAR Inc (“PACCAR”) transferred the stock of the Company to PACCAR Financial Services Corporation (“PFSC”), a wholly owned subsidiary of PACCAR. In addition, effective May 1, 2000, PACCAR Leasing Corporation, another wholly owned subsidiary of PACCAR, was merged into the Company. The financial statements of prior years have been restated to reflect the combination for all periods presented.

Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

NOTE B—ACCOUNTING CHANGE

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments, hedging activities and related exposures. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in interest and foreign currency rates. If the derivative is designated as a fair value hedge, the changes in the fair value of the hedge and of the hedged item are recognized and offset each other in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Other Comprehensive Income (OCI) net of deferred taxes, and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings of the period. A derivative formerly designated as a cash flow hedge may lose hedge accounting treatment because it is terminated, is no longer considered highly effective, or because a forecasted transaction is no longer expected to occur. If any of these events should occur, the cumulative balance of the change in fair value recorded in OCI is recognized immediately in current earnings, and any further changes in fair value are recognized in earnings of the period. In the cash flow statement, amounts related to derivative activity are recognized in the period an actual cash flow occurs and are classified as operating cash flows.

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative after tax increase to net income of $.4, net of related income tax effects of $.3, and a cumulative after tax reduction to OCI income of $14.6, net of related income tax effects of $9.2. If interest and exchange rates remained constant, approximately $5.0 of the amount in OCI at January 1, 2001 would be reclassified into earnings during the year ended December 31, 2001. Hedge ineffectiveness for the three months ended March 31, 2001 was immaterial and no fair value hedges or cash flow hedges were derecognized or terminated during the period. In the first three months of 2001,  $.4 of unrealized net gains were realized and reclassified from OCI. Net gains from interest contracts were recognized as a reduction in interest expense. The fair value of interest rate contracts is recorded as “Other assets” or “Accounts payable and accrued expenses” on the accompanying balance sheet.

NOTE C—OTHER COMPREHENSIVE INCOME

The components of other comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Net income	$3.2	$9.1
Other comprehensive loss:
Cumulative effect of accounting change for derivative contracts	(14.6)	-
Unrealized net loss on derivative contracts	(14.7)	-
Net other comprehensive loss	(29.3)	-
Total comprehensive (loss) income	($26.1)	$9.1

NOTE D—TRANSACTIONS WITH PACCAR INC AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 at the end of any fiscal year. The Company did not meet the required ratio in the first quarter of 2001. The Company will determine the amount of any necessary PACCAR assistance at the end of the year. The required ratio for the first quarter of 2000 was met without any assistance.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. These costs are charged to the Company based upon the Company's specific use of the services at PFSC’s and PACCAR’s cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of current year payment, PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company may elect to pay a dividend to PFSC for the paid-in capital invested in prior years. No cash dividends were declared or paid to PFSC during the first three months of 2001 or 2000.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $12.5 at March 31, 2001 and $9.6 at December 31, 2000. These loans are included in “Finance and other receivables” on the accompanying balance sheet.  Loans outstanding from PACCAR were $.5 at March 31, 2001 and $.6 at December 31, 2000.  These loans are included in "Accounts payable and accrued expenses" on the accompanying balance sheet.

PACCAR has issued letters of credit in the amount of $4.9 on behalf of the Company to guarantee funds for payment to insured franchisees and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement.

The foreign affiliates operate in the United Kingdom, Netherlands, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in the United Kingdom, Netherlands, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $200 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $48.2 and $53.3 in loans outstanding to a foreign affiliate operating in the United Kingdom at March 31, 2001 and December 31, 2000, respectively, and no loans outstanding to other foreign affiliates for either period.

NOTE E—PREFERRED STOCK

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company's Board of Directors.

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company’s net income of $3.2 for the first quarter of 2001 was 65% lower than its net income for the first quarter of 2000. Interest and other revenue increased 7% to $88.8 in the first three months of 2001 compared to the first three months of 2000 due to portfolio growth and higher average interest rates. Selling, general and administrative expenses of $10.9 decreased 3% from the first quarter of 2000 due to cost control efforts. The increase in interest and other revenue and the decrease in selling, general and administrative expenses were offset by higher interest expenses and a higher provision for losses.

The provision for losses increased 153% to $16.9 in the first quarter of 2001 from $6.7 in the first quarter of 2000 primarily due to credit losses. Credit losses increased to $16.9 in the first quarter of 2001 from $3.1 in the first quarter of 2000.

The following table summarizes the activity in the Company's allowance for losses on receivables and presents related ratios:

Allowance for Losses
(Unaudited)
	Three Months Ended March 31,		Year Ended December 31, 2000
	2001	2000
Balance at beginning of period	$65.4	$60.7	$60.7
Provision for losses	16.9	6.7	36.4
Net losses	(16.9)	(3.1)	(31.7)
Balance at end of period	$65.4	$64.3	$65.4
Ratios:
Net losses to average net receivables and equipment on operating leases (annualized for March 31, 2001 and 2000)	1.76%	.32%	.80%
Allowance for losses to period-end net contracts and equipment on operating leases	1.72%	1.67%	1.63%
Period-end retail contracts and leases past due (over 60 days) to year-end retail contracts and lease receivables	3.71%	1.29%	3.35%

For the three months ended March 31, 2001, net losses as a percent of average net receivables and equipment on leases increased to 1.76% from .32% for the comparable period ended March 31, 2000. Receivables past due more than 60 days increased for the three months ended March 31, 2001 to 3.71% from 3.35% and 1.29% at December 31, 2000 and March 31, 2000, respectively. The Company continues to experience significantly higher levels of past dues and repossessions due to higher fuel costs, lower freight tonnage and a slowing economy that have reduced operating margins for many truck operators. The increase in the number of repossessions and a higher loss per repossession, due to declining used truck prices, are the primary factors resulting in the increased credit losses. Management expects these trends to continue or worsen, which could result in higher credit losses, until economic conditions improve for truck operators. The level of the allowance for losses reflects the risks inherent in the financing of commercial highway transportation equipment.

Liquidity and Capital Resources

For the three months ended March 31, 2001, the Company continued to obtain funds primarily from borrowings in the capital markets and collections on loans and leases and to a lesser extent equity investments. The decrease in borrowings from the December 31, 2000 balance to $3.1 billion on March 31, 2001 is due to lower new lending volume and a decrease in wholesale receivables. New lending volume decreased 47% to $239 in the first quarter of 2001 from $448 in the first quarter of 2000 due to lower PACCAR truck sales.

Since 1983, the Company has registered senior debt securities under the Securities Act of 1933 for offering to the public. At March 31, 2001, there were $1.9 billion of such securities available for issuance.

PART II—OTHER INFORMATION

Other information on liquidity and sources of capital as presented in the Company's 2000 Annual Report on Form 10-K continues to be relevant.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk during the three months ended March 31, 2001. For additional information, refer to Item 7a of the Company’s December 31, 2000 Annual Report on Form 10-K.

Item 6	Exhibits and Reports on Form 8-K
(a)	Exhibits filed as part of this report are listed in the accompanying Exhibit Index.
(b)	There were no reports on Form 8-K for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp. (Registrant)
Date: May 11, 2001	BY:	/s/ Andrew J. Wold
Andrew J. Wold
President
(Authorized Officer)

	BY:	/s/ Barry E. Prather
Barry E. Prather
Controller
(Chief Accounting Officer)

EXHIBIT INDEX
2	Plan of Merger of PACCAR Leasing Corporation, a Delaware Corporation, and PACCAR Financial Corp., a Washington Corporation effective May 1, 2000 (incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q dated August 11, 2000, File Number 0-12553).

3.1	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

3.2	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-Q dated October 20, 1983, File Number 0-12553).
4.1	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between the Company and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K dated March 26, 1984, File Number 0-12553 and Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

4.3	Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to the Company's Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).
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

10.1	Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12.1	Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 2001 and 2000.
12.2	Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three-month periods ended March 31, 2001 and 2000.

12.3	Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 2001 and 2000.
Other exhibits listed in Item 601 of Regulation S-K are not applicable.