Form 10-Q
period 2001-09-30
PACCAR FINANCIAL CORP
filed 2001-11-09
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

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

Common Stock, $100 par value—145,000 shares as of October 31, 2001

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income (Unaudited)
(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000

INTEREST AND OTHER REVENUE	$82.4	$97.0	$258.4	$271.9

Interest and other borrowing expense	41.4	56.4	138.4	153.5
Depreciation related to operating leases	3.1	2.4	9.1	6.6
Insurance claims and underwriting expense	2.4	2.2	7.6	6.7
Vehicle operating expenses	1.5	1.5	4.2	4.3
Selling general and administrative expenses	11.0	11.2	32.4	33.5
Provision for losses on receivables	22.1	9.8	59.3	24.2
TOTAL EXPENSES	81.5	83.5	251.0	228.8

INCOME BEFORE INCOME TAXES	.9	13.5	7.4	43.1

Federal and state income taxes	.4	5.2	3.1	16.7

NET INCOME BEFORE ACCOUNTING CHANGE	.5	8.3	4.3	26.4

Cumulative effect of Accounting Change (net of tax)	-	-	.4	-

NET INCOME	.5	8.3	4.7	26.4

RETAINED EARNINGS AT BEGINNING OF PERIOD	398.3	379.2	394.1	361.1

RETAINED EARNINGS AT END OF PERIOD	$398.8	$387.5	$398.8	$387.5

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

Balance Sheets	September 30	December 31
(Millions of Dollars)	2001	2000
	(Unaudited)
ASSETS:

Cash	$11.7	$12.6
Finance and other receivables, net of allowance for losses of $66.1 ($65.4 in 2000)	3,455.2	3,960.5
Loans to affiliate	41.9	53.3
Equipment on operating leases, net of allowance for depreciation of $20.7 ($19.7 in 2000)	52.1	56.5
Equipment held for sale	10.0	16.7
Other assets	22.0	19.8
TOTAL ASSETS	$3,592.9	$4,119.4

LIABILITIES:

Accounts payable and accrued expenses	$122.7	$80.0
Payable for finance receivables acquired	24.5	34.6
Advances from PACCAR Inc	-	5.0
Borrowings	2,795.6	3,311.8
Income taxes - current and deferred	149.4	165.8
TOTAL LIABILITIES	3,092.2	3,597.2

STOCKHOLDER'S EQUITY:

Preferred stock, $100 par value, 6% noncumulative and nonvoting, authorized 450,000 shares, 310,000 shares issued	31.0	31.0
Common stock, $100 par value, authorized 200,000 shares, 145,000 shares issued	14.5	14.5
Additional paid-in capital	95.9	82.6
Retained earnings	398.8	394.1
Accumulated other comprehensive loss	(39.5)	-
TOTAL STOCKHOLDER'S EQUITY	500.7	522.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$3,592.9	$4,119.4

See Notes to Financial Statements.

Statements of Cash Flows (Unaudited)
(Millions of Dollars)

Nine Months Ended September 30	2001	2000

OPERATING ACTIVITIES:

Net income	$4.7	$26.4
Items included in net income not affecting cash:
Provision for losses on receivables	59.3	24.2
Deferred tax provision	(1.3)	9.7
Depreciation and amortization	13.3	11.0
Decrease in payables and other	(19.9)	(20.9)
Net Cash Provided By Operating Activities	56.1	50.4

INVESTING ACTIVITIES:

Finance and other receivables originated	(778.5)	(1,496.1)
Collections on finance and other receivables	1,092.8	996.5
Net decrease in wholesale receivables	153.2	10.9
Acquisition of equipment on operating lease	(11.6)	(18.8)
Proceeds from disposal of equipment	8.6	4.6
Other	(1.6)	(.8)
Net Cash Provided By (Used In) Investing Activities	462.9	(503.7)

FINANCING ACTIVITIES:

Net (decrease) increase in commercial paper and other short-term borrowings	(158.1)	76.3
Proceeds from medium-term notes	50.0	795.0
Payments of medium-term notes	(408.7)	(408.9)
Net advances to PACCAR Inc	(16.4)	(18.1)
Capital contributions	13.3	14.3
Net Cash (Used In) Provided By Financing Activities	(519.9)	458.6

Net (Decrease) Increase in Cash	(.9)	5.3

Cash at beginning of period	12.6	6.5

Cash at end of period	$11.7	$11.8

See Notes to Financial Statements.

Notes to Financial Statements	(Millions of Dollars)

NOTE A—Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

Derivative Financial Instruments: On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments, hedging activities and related exposures. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in interest and foreign currency rates. Gains or losses resulting from changes in the values of the derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative increase to net income of $.4, net of related income tax effects of $.3, and a cumulative reduction to Other Comprehensive Income (“OCI”) income of $14.6, net of related income tax effects of $9.2. Hedge ineffectiveness for the three and nine months ended September 30, 2001 was immaterial and no fair value hedges or cash flow hedges were derecognized or terminated during the period. For the three and nine months ended September 30, 2001, $2.1 and $2.8, respectively, of unrealized net costs net of tax were realized and reclassified from OCI. The fair value of interest rate contracts is recorded as “Other assets” or “Accounts payable and accrued expenses” in the accompanying balance sheet.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2001 presentation.

Estimates:  The provision for losses on finance and other receivables is charged to income in an amount sufficient to maintain the allowance for losses at a level considered adequate to cover estimated losses. Receivables are charged to this allowance when, in the judgment of management, they are deemed uncollectible. With respect to certain retail contracts acquired from dealers, the dealer retains liability, up to specified limits, for the credit loss on the sale of a repossessed vehicle. The amount and collectibility of dealer recourse provisions have been considered in establishing the allowance for losses on receivables. Beginning with the second quarter 2001, when determining the adequacy of the allowance, based on historical analysis of past credit losses, the Company revised its estimate of the collectibility of any amounts owed after applying any applicable proceeds of the sales of collateral. The impact of this change in estimate was to reduce the amount charged off during the three and nine months ended September 30, 2001 by $.9 and $2.2, respectively.

During the second quarter  2001, based on historical analysis, the Company also revised its estimates of the collectibility of late charges assessed on customers’ accounts. The effect of this change was to increase Interest and Other Revenue for the three and nine months ended September 30, 2001 by $1.0 and $2.0, respectively.

NOTE B—Stockholder’s Equity

Comprehensive Income (Unaudited)

The components of other comprehensive income, net of related tax, were as follows:

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Net income	$.5	$8.3	$4.7	$26.4
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative contracts	-	-	(14.6)	-
Unrealized net loss on derivative contracts	(14.0)	-	(24.9)	-
Net other comprehensive income (loss)	(14.0)	-	(39.5)	-
Total comprehensive income (loss)	$(13.5)	$8.3	$(34.8)	$26.4

NOTE C—Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of earnings to fixed charges (as defined) of at least 1.25 to 1 at the end of any fiscal year. For the first nine months of 2001, the Company has not maintained the specified ratio of earnings to fixed charges. The Company will determine the amount of any necessary PACCAR assistance at the end of the fiscal year.

PACCAR Financial Services Corporation (“PFSC”) charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. These costs are charged to the Company based upon the Company's specific use of the services at PFSC’s and PACCAR’s cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. In lieu of current year payment, PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company may elect to pay a dividend to PFSC for the paid-in capital invested in prior years. No cash dividends were declared or paid to PFSC during the first nine months of 2001 or the fiscal year 2000.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $17.9 at September 30, 2001 and $9.6 at December 31, 2000. These loans are included in “Finance and other receivables” on the accompanying balance sheet.

PACCAR has issued letters of credit in the amount of $4.9 on behalf of the Company to guarantee funds for payment to insured franchisees and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, Netherlands, Mexico, Canada, and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $41.9 and $53.3 in loans outstanding to a foreign affiliate operating in the United Kingdom at September 30, 2001 and December 31, 2000, respectively, and no loans outstanding to other foreign affiliates for either period.

NOTE D—Preferred Stock

The Company's Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company's Board of Directors.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations:

The Company’s net income of $4.7 for the first nine months of 2001 was 82% lower than its net income of $26.4 for the first nine months of 2000. Interest and other revenue decreased 5% to $258.4 during the first nine months of 2001 from $271.9 for the first nine months of 2000 due to a decline in average receivables. Average receivables declined 6% to $3,705 during the first nine months of 2001 compared to $3,924 during the comparable period in 2000. Interest and other borrowing expense decreased 10% to $138.4 during the first nine months of 2001 from $153.5 for the first nine months of 2000, due to lower debt balances and interest rates. Depreciation related to operating leases increased 38% to $9.1 during the first nine months of 2001, compared to $6.6 for the same period in 2000 primarily due to growth in the average operating lease portfolio. The provision for losses increased 145% to $59.3 in the first nine months of 2001 compared to $24.2 in the comparable period in 2000 due to credit losses. Credit losses increased 210% to $58.6 for the first nine months of 2001 from $18.9 during the same period in 2000.

For the third quarter 2001, the Company’s net income declined 94% to $.5 from $8.3 for the three months ended September 30, 2000. This was due to a higher provision for losses and lower interest and other revenue partially offset by lower interest and other borrowing expense. For the quarter ended September 30, 2001 interest and other revenue declined 15% to $82.4 which was offset by lower interest and other borrowing expense which declined 27% to $41.4. The provision for losses increased 126% to $22.1 in the third quarter 2001 from $9.8 in the third quarter 2000.

The following table summarizes the activity in the Company's allowance for losses on receivables and presents related ratios:

Allowance for Losses (Unaudited)
(Millions of Dollars)

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30	December 31	September 30
	2001	2000	2000
Balance at beginning of period	$65.4	$60.7	$60.7
Provision for losses	59.3	36.4	24.2
Net losses	(58.6)	(31.7)	(18.9)
Balance at end of period	$66.1	$65.4	$66.0

Ratios:
Net losses to average net receivables and equipment on operating leases (annualized for September 30, 2001 and 2000)	2.11%	.80%	.64%

Allowance for losses to period-end net contracts and equipment on operating leases	1.89%	1.63%	1.61%

Period-end retail contracts and leases past due (over 60 days to period-end retail contracts and lease receivables)	3.48%	3.35%	2.06%

The Company continues to experience significantly higher levels of past dues and repossessions due to high fuel costs, lower freight tonnage and a slowing economy that have reduced operating margins for many truck operators. The increase in the number of repossessions and a higher loss per repossession, due to declining used truck prices, are the primary factors resulting in the increased credit losses. Management expects these trends to continue in 2001 and 2002, which could result in continued high credit losses, until economic conditions improve for truck operators. The level of the allowance for losses reflects the risks inherent in the financing of commercial highway transportation equipment.

Liquidity and Capital Resources:

For the nine months ended September 30, 2001, the Company continued to obtain funds primarily from borrowings in the capital markets and collections on loans and leases and to a lesser extent, equity contributions from PFSC. The decrease in borrowings from $3,311.8 at December 31, 2000 to $2,795.6 on September 30, 2001 is due to lower new lending volume and a decrease in wholesale receivables. New lending volume decreased 48% to $790 in the nine months ending September 30, 2001 from $1,515 during the same period in 2000 due to lower PACCAR truck sales.

Since 1983, the Company has registered senior debt securities under the Securities Act of 1933 for offering to the public. At September 30, 2001, there were $1,850 of such securities available for issuance.

During the third quarter of 2001, the Company participated with PACCAR and other PACCAR affiliates in a new $1,825 syndicated bank line of credit facility, a portion of which matures in three years. Under the new facility, $1,525 is available for use by the Company. As of September 30, 2001 the Company maintained total unused bank lines of credit of $1,525. These credit facilities are used to provide liquidity for the Company’s commercial paper program. The Company is liable only for its own borrowings under this credit facility.

Other information on liquidity and sources of capital as presented in the Company's 2000 Annual Report on Form 10-K continues to be relevant.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2001.  For additional information, refer to Item 7a of the Company’s December 31, 2000 Annual Report on Form 10-K.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

(b)	There were no reports on Form 8-K for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	November 9, 2001	By	/s/ Andrew J. Wold

Andrew J. Wold
President
(Authorized Officer)

		By	/s/ Barry E. Prather

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

12.1	Statement re computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2001 and 2000.

12.2

Statement re computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine-month periods ended September 30, 2001 and 2000.

12.3	Statement re computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2001 and 2000.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.