Form 10-K405
period 2001-12-31
PACCAR FINANCIAL CORP
filed 2002-03-22
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For the fiscal year ended December 31, 2001

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For transition period from            to

Commission File No. 0-12553

PACCAR FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 - 106th Avenue N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Series J Medium-Term Notes
$25 Million Due July 15, 2003	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes   ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002:

None

The number of shares outstanding of the registrant’s classes of common stock as of February 28, 2002:

Common Stock, $100 par value - - 145,000 shares

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR Financial Corp.
(Millions of Dollars)

PART I

ITEM 1.          BUSINESS

GENERAL

PACCAR Financial Corp.

PACCAR Financial Corp. (the “Company”) is a Washington corporation organized in 1961 as a wholly owned subsidiary of PACCAR Inc (“PACCAR”) to finance the sale of PACCAR products. The Company provides financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer network in the United States. The Company also finances dealer inventories of transportation equipment and franchises PACCAR dealerships to engage in full-service and finance leasing.

In 2000, PACCAR Inc reorganized its U. S. finance and leasing operations to improve operating efficiency and to minimize funding costs. Effective May 1, 2000, PACCAR transferred the stock of the Company to PACCAR Financial Services Corporation (“PFSC”), a wholly owned subsidiary of PACCAR. PFSC was formed in January 2000 to support the expanding financial services activities of PACCAR. In addition, effective May 1, 2000, PACCAR Leasing Corporation (“PLC”), another wholly owned subsidiary of PACCAR, was merged into the Company. The merger was accounted for as a combination of entities under common control and treated for accounting purposes in a manner similar to a “pooling of interests”. Since both subsidiaries are wholly owned by PACCAR, no consideration was exchanged to effect the merger.

PACCAR

        PACCAR has two principal industry segments, (1) manufacture and distribution of light-, medium- and heavy- duty trucks and related aftermarket distribution of parts and (2) finance and leasing services provided to customers and dealers. PACCAR distributes trucks and parts primarily through its independent dealer network. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. Other manufactured products include industrial winches.

        PACCAR and its subsidiaries design and manufacture trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates in the heavy-duty diesel category. These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. Commercial trucks and related service parts comprise the largest segment of PACCAR’s business, accounting for 92% of total 2001 net sales and revenues.

        PACCAR, through its Peterbilt and Kenworth nameplates, competes in the North American Class 6/7 markets primarily with conventional models. These medium-duty trucks are assembled at PACCAR’s Ste. Therese, Quebec plant and at PACCAR’s Mexican subsidiary in Mexicali, Mexico. This line of business represents a small but increasing percentage of PACCAR’s North American sales. PACCAR competes in the European light/medium (6 to 15 metric ton) commercial vehicle market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries. During 2001, DAF completed its development of an updated light-line product. The new product, which began full-scale production in April 2001, was recently named 2002 International Truck of the Year in Europe.

        Trucks and related parts are sold to independent dealers for resale. Trucks manufactured in the U.S. and Canada for sale outside North America are marketed by PACCAR International, a U.S. division. Those sales are made through a worldwide dealer network. Trucks manufactured in Australia, Mexico, the Netherlands and the United Kingdom are marketed in their primary markets through independent dealers and a small number of factory branches. Trucks manufactured in these countries for export to South America, Africa and Asia are marketed by DAF or PACCAR International.

PACCAR Financial Corp.
(Millions of Dollars)

      There were three other principal competitors in the U.S. Class 8 truck market in 2001. PACCAR’s share of that market was 19.5% of registrations in 2001. In Europe there were five other principal competitors in the commercial vehicle market in 2001, including parent companies to two competitors of PACCAR in the United States. PACCAR’s subsidiary, DAF, had an 11.4% share of the western European heavy-duty market and a 7.7% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

      In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Mexico, Canada, Australia, United Kingdom, Netherlands, Belgium, Germany, France, Italy and Spain through other wholly-owned finance companies. PACCAR also conducts full-service leasing operations through wholly-owned subsidiaries in Canada and Mexico. PACCAR has a 49% equity ownership in DAF Financial Services (DFS) in Europe. Effective July 1, 2001, concurrent with the start-up of wholly-owned finance operations in seven western European markets, DFS ceased writing new business. DFS will continue to service existing assets until they are liquidated in the ordinary course of business.

      PACCAR’s common stock, $1 par value, is traded on the NASDAQ National Market under the symbol “PCAR”. PACCAR and the Company are subject to the informational requirements of the Securities Exchange Act of 1934 and in accordance therewith file reports and other information with the Securities and Exchange Commission (the “Commission”). All reports, proxy statements and other information filed by PACCAR and the Company with the Commission may be inspected and copied at the public reference facility maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549 or through the Commission’s internet site at www.sec.gov.

BUSINESS OF THE COMPANY

      The Company operates primarily in one industry segment, truck and related equipment financing in the United States. The Company provides financing to customers and dealers for new Kenworth and Peterbilt trucks, used trucks, and for truck trailers and allied equipment such as mixer and dump bodies attached to trucks. In addition, the Company franchises PACCAR dealerships to engage in full-service and finance leasing as members of the PacLease system. The Company also in selected markets engages in full-service leasing directly with its customers through Company owned stores.

      The Company currently conducts business with most PACCAR dealers. The volume of the Company’s business is significantly affected by PACCAR’s sales and competition from other financing sources.

      As of December 31, 2001, the Company employed 299 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

PACCAR Financial Corp.
(Millions of Dollars)

The Company’s Products

Retail Receivables

Retail Contracts  The Company purchases contracts from dealers and receives assignments of the contracts and a first lien security interest in the vehicles financed (“Retail Contracts”). Collateral for vehicles sold to leasing companies may also include an assignment of leases and rentals due. Retail Contracts purchased by the Company have fixed or floating interest rates.

Direct Loans  The Company also makes loans to the end users of the vehicles financed that are secured by a first lien security interest in the vehicles (“Direct Loans”). Direct Loans have fixed or floating interest rates.

Master Note

      Master Note contracts (“Master Note”) are an alternative form of retail financing offered to select dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks and meeting the Company’s requirement as to form, terms and creditworthiness for Retail Contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer. Master Note contracts have fixed or floating interest rates.

Wholesale Contracts

      The Company provides wholesale financing for new and used truck and trailer inventories for dealers (“Wholesale Contracts”). Wholesale Contracts are secured by the inventories financed. The amount of credit extended by the Company for each truck is generally limited to the invoice price of new equipment and to the wholesale value of used equipment. Interest under Wholesale Contracts is based upon floating rates.

Dealer Loans

      The Company makes loans to selected Peterbilt and Kenworth dealers (“Dealer Loans”). The purposes of these loans include the financing of real estate, fixed assets, working capital and dealership acquisitions. Dealer loans may have fixed or floating interest rates.

Direct Financing Leases

      The Company offers direct financing lease contracts where it is treated as the owner of the equipment for tax purposes and generally retains the tax depreciation (“Direct Financing Leases”). The lessee is responsible for the payment of property and sales taxes, licenses, maintenance and other operating items. The lessee is obligated to maintain the equipment and to insure the equipment against casualty and liability losses.

      Most of the Company’s Direct Financing Leases contain a Terminal Rental Adjustment Clause, which requires the lessee to guarantee to the Company a stated residual value upon disposition of the equipment at the end of the direct financing lease term.

Operating Leases

      The Company offers operating lease contracts (“Operating Leases”) where it is treated as the owner of the equipment. The lessee is responsible for the payment of property and sales taxes, licenses, maintenance and other operating items. The lessee is obligated to maintain the equipment and to insure the equipment against casualty and liability losses.

      At the end of the operating lease term the lessee has the option to return the equipment to the Company without penalty.

PACCAR Financial Corp.
(Millions of Dollars)

Full-Service Leasing

      The Company also conducts full-service leasing operations under the PacLease trade name. Selected dealers are franchised to provide full-service leasing. The Company provides the franchisees with equipment financing and managerial support. The Company also operates full-service lease outlets in selected markets on its own behalf.

Insurance

      The Company sells physical damage insurance through PACCAR dealers who are licensed insurance agents as well as through licensed agents of the Company. The Company retains the premium revenues and loss exposure for the policies, which are issued through an unrelated insurance carrier.

      The Company charges a fee to provide insurance coverage, through an unrelated regulated insurance carrier, on new trucks, used trucks and trailer inventory to dealers having Wholesale Contracts with the Company.

      The Company offers physical damage and liability insurance on new and used trucks and trailers to its full-service lease customers. The Company retains premium and loss exposure for the policies that are issued through an unaffiliated insurance carrier. To limit its exposure the Company has acquired excess insurance coverage from a third party insurance carrier.

CUSTOMER CONCENTRATION, PAST DUE ACCOUNT AND LOSS EXPERIENCE

Customer Concentration

      At December 31, 2001, the largest single customer for retail contracts, direct loans or leases represented 1.4% of the Company’s gross receivables and the five largest such customers collectively amounted to 3.4% of gross receivables.

      At December 31, 2001, the Company had Master Note contracts outstanding with six dealers. Master Note borrowings totaled 5.4% of the Company’s gross receivables, while the largest Master Note dealer’s borrowings amounted to 3.7% of the Company’s gross receivables. Master Notes are secured by numerous retail installment contracts, which, in effect, reduces the amount of dealer concentration.

      With respect to wholesale financing, at December 31, 2001, the largest single dealer group accounted for .7% of the Company’s gross receivables, and the five largest dealer groups collectively accounted for 1.9% of gross receivables.

      At December 31, 2001, the largest single full-service leasing franchise group accounted for 1.5% of the Company’s gross receivables, and the five largest full-service leasing franchise groups collectively accounted for 4.6% of gross receivables.

Past Due Receivables and Allowance for Losses

      An account is considered past due by the Company if any portion of an installment is due and unpaid for more than 30 days. In periods of adverse economic conditions, past due levels, repossessions and credit losses generally increase.

      The Company maintains an allowance for losses on receivables at a level which it considers to be adequate to cover management’s estimates of losses.

PACCAR Financial Corp.
(Millions of Dollars)

      For discussion of the allowance for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, 1999-2001.”

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

      The ability of the Company to compete in its market is principally based on the rates and terms that the Company offers dealer and retail purchasers, as well as the specialized services it provides. Rates and terms are based on the Company’s desire to provide flexible financing that meets dealer and customer financing needs, the ability of the Company to borrow funds at competitive rates and the Company’s need to earn an adequate return on its invested capital. The Company’s business is also affected by changes in market interest rates, which in turn are related to general economic conditions, demand for credit, inflation and governmental policies. Seasonality is not a significant factor in the Company’s business.

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

REGULATION AND SIMILAR MATTERS

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

SOURCES OF FUNDS

      The Company obtains funds primarily from borrowings in the capital markets and collections on loans and leases and to a lesser extent retained earnings and PFSC equity investments. The Company’s profitable acquisition of additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that range from 12 to 84 months.

      To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are funded primarily with publicly offered medium-term notes and commercial paper.  Interest rate swaps are combined with commercial paper or floating rate medium-term notes to convert floating rate debt to fixed rate debt.  Floating rate assets are funded primarily with commercial paper with maturities of three months or less and medium-term notes. As a result, the Company’s interest margin on existing business does not change significantly as interest rates change.

PACCAR Financial Corp.
(Millions of Dollars)

      The Company enters into interest rate contracts as a tool to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources — commercial paper and medium-term notes. Fixed rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. As of December 31, 2001, the total notional principal amount of interest rate swap contracts outstanding was $1,722.5, all of which result in a fixed rate payment obligation. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company’s risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial. The permitted types of interest rate contracts, their transaction limits and related approval authorizations have been established by the Company’s senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company’s senior management.

      Effective January 1, 2001 the Company adopted Financial Accounting Standard (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all interest rate contracts (derivative instruments) be recorded on the Balance Sheet at fair value. The adoption of FAS 133 on January 1, 2001 resulted in a cumulative increase to net income of $.4, net of related income tax effects of $.3, and a cumulative reduction to Other Comprehensive Income of $14.6, net of related income tax effects of $9.2. During 2001, the Company recognized a net gain of $.2 from derivative instruments designated and qualifying as fair value hedges.  Ineffectiveness was immaterial for both fair value and cash flow hedges and there were no fair value or cash flow hedges de-recognized or terminated during the year. The fair value of interest rate contracts is recorded as “Other assets” or “Derivative liability” in the accompanying balance sheet. See “Note E — Derivative Financial Instruments” in the Notes to Financial Statements.

      The Company participates with PACCAR and other PACCAR affiliates in a $1,825.0 syndicated bank line of credit facility, a portion of which matures in three years. Under this facility $1,525.0 is available to the Company and was unused at December 31, 2001. These credit facilities are used to provide backup liquidity for the Company’s commercial paper program. The Company is liable only for its own borrowings under this credit facility.

      As of December 31, 2001, the Company had $1,465.6 medium-term notes and other fixed rate borrowings outstanding, $826.6 of which are due within 12 months. See “Note F — Borrowings” in the Notes to Financial Statements for medium-term note maturities.

      An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company’s medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

PACCAR Financial Corp.
(Millions of Dollars)

RELATIONSHIP WITH PACCAR

General

      The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of financing business. The Company receives administrative support from and pays dividends to PFSC and may occasionally borrow funds from or lend money to PACCAR or its affiliates. Since the directors of the Company are all executives of PACCAR or its affiliated companies and PACCAR is the sole owner of PFSC’s outstanding voting common stock, PACCAR can determine the course of the Company’s business. See “Note D — Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

      The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Support Agreement

      The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. In order to maintain the ratio of 1.25 to 1 in 2001, PACCAR provided earnings support by assuming $17.0 of the Company’s interest expense. See “Note D — Transactions with PACCAR and Affiliates” in the Notes to Financial Statements. The required ratio for each of the years ended December 31, 1997 — 2000 was met without assistance.

      The Company and PACCAR may amend or terminate any or all of the provisions of the Support Agreement upon 30 days notice, with copies of the notice being sent to all nationally recognized statistical rating organizations (“NRSROs”) which have issued ratings with respect to debt of the Company (“Rated Debt”). Such amendment or termination will be effective only if (i) two NRSROs confirm in writing that their ratings with respect to any Rated Debt would remain the same after such amendment or termination, or (ii) the notice of amendment or termination provides that the Support Agreement will continue in effect with respect to Rated Debt outstanding on the effective date of such amendment or termination unless such debt has been paid or defeased pursuant to the indenture or other agreement applicable to such debt, or (iii) the holders of at least two-thirds of the aggregate principal amount of all outstanding Rated Debt with original maturity in excess of 270 days consent in writing to such amendment or termination, provided that the holders of Rated Debt having an original maturity of 270 days or less shall continue to have the benefits of the Support Agreement until the maturity of such debt.

      The Support Agreement expressly states that PACCAR’s commitments to the Company thereunder do not constitute a PACCAR guarantee of payment of any indebtedness or liability of the Company to others and do not create rights against PACCAR in favor of persons other than the Company. There are no guarantees, direct or indirect, by PACCAR of payment of any indebtedness of the Company.

PACCAR Financial Corp.
(Millions of Dollars)

ITEM 2.          PROPERTIES

      The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 — 106th Avenue N.E., Bellevue, Washington 98004. The Company owns two full-service leasing facilities in Texas.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      All outstanding common stock is owned by PFSC; therefore, there is no trading market in the Company’s common stock.

      There were no cash dividends paid to PFSC or PACCAR during 2001 or 2000. Cash dividends of $3.2 were paid in 1999.

PACCAR Financial Corp.
(Millions of Dollars)

ITEM 6.          SELECTED FINANCIAL DATA

      The following table summarizes selected financial data for the Company. The information with respect to each of the five years in the period ended December 31, 2001 has been derived from the Company’s audited financial statements.

Balance Sheet Data

	As of December 31
	2001	2000	1999	1998	1997
Total Assets	$3,562.6	$4,119.4	$3,732.3	$3,027.5	$2,509.7
Total Liabilities	3,039.6	3,597.2	3,260.0	2,618.4	2,128.6
Total Stockholder’s Equity	523.0	522.2	472.3	409.1	381.1

Income Statement Data

	Year ended December 31
	2001	2000	1999	1998	1997
Interest and other revenue	$335.6	$367.4	$298.3	$262.4	$241.8

Total expenses before assumption by PACCAR of interest expense	327.7	313.4	236.7	215.1	184.8
Assumption by PACCAR of interest expense(1)	(17.0)	—	—	—	—
Total expenses	310.7	313.4	236.7	215.1	184.8

Income before income taxes	24.9	54.0	61.6	47.3	57.0
Income taxes	9.7	21.0	23.8	18.7	22.4

Income before cumulative effect of accounting change	15.2	33.0	37.8	28.6	34.6
Cumulative effect of accounting change (net of tax)	.4	—	—	—	—

Net income	$15.6	$33.0	$37.8	$28.6	$34.6

Ratio of Earnings to Fixed Charges Pursuant to SEC reporting requirements(2)	1.16x	1.26x	1.40x	1.37x	1.50x

Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement(2)	1.25x	1.31x	1.46x	1.45x	1.59x

(1)          In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support of $17.0 through the assumption of the Company’s interest expense.

(2)          For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is deemed representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements but differs from the method called for in the Support Agreement between the Company and PACCAR. See Exhibits 12.1 and 12.2.

PACCAR Financial Corp.
(Millions of Dollars)

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 1999 — 2001 (Millions of Dollars)

Results of Operations

	Year ended December 31
	2001	2000	1999
	(Millions of Dollars)
Average earning assets	$3,629.3	$3,948.9	$3,286.3
Revenue	335.6	367.4	298.3
Income before taxes	24.9	54.0	61.6
Net income	15.6	33.0	37.8

Allowance for Losses:
Balance at beginning of year	$65.4	$60.7	$51.5
Provision for losses	80.8	36.4	16.0
Credit losses net of recoveries	(80.0)	(31.7)	(6.8)
Balance at end of year	$66.2	$65.4	$60.7
Ratios:
Credit losses net of recoveries to average net receivables and equipment on operating leases	2.20%	.80%	.21%
Allowance for losses to year-end net contracts and equipment on operating leases	1.98%	1.63%	1.66%
Year-end retail contracts and leases past due (over 60 days) to year-end retail contracts and lease receivables	3.11%	3.35%	.77%

2001 Compared to 2000:

      The Company’s net income declined 53% to $15.6 in 2001 from $33.0 in 2000. Interest and other revenue declined 9% to $335.6 over the same period due to lower earning assets and lower interest rates. Average earning assets decreased 8% in 2001 to $3,629.3 from $3,948.9 in 2000 due to lower new loan volume. Interest and other borrowing expense, before the Support Agreement interest expense assumption of $17.0 by PACCAR, decreased 16% in 2001 to $176.5 due to lower debt balances and interest rates. Depreciation, related to operating leases, increased 33% in 2001 to $12.1 from $9.1 in 2000 due to higher average earning operating lease assets and higher depreciation as a result of reductions in residual values. The provision for losses on receivables increased 122% to $80.8 in 2001 compared to $36.4 in 2000 due to credit losses. The Company experienced high levels of past dues and repossessions as well as a higher loss per repossession due to lower used truck prices.

      The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support by assuming $17.0 of the Company’s interest expense. Without earnings support the Company’s net income would have been $5.1. The required ratio for the years ended December 31, 2000 and 1999, was met without assistance.

      During 2001, when determining the adequacy of the allowance for losses, based on historical analysis of past credit losses, the Company revised its estimate of the collectibility of any amounts owed after applying any applicable proceeds of the sales of collateral. The impact of this change in estimate was to reduce the amount charged off during 2001 by $3.3. The Company also revised its estimates of the collectibility of late charges assessed on customers’ accounts during 2001. The effect of this change was to increase Interest and other revenue for 2001 by $3.1.

PACCAR Financial Corp.
(Millions of Dollars)

2000 Compared to 1999:

      The Company’s net income decreased 13% to $33.0 in 2000 from $37.8 in 1999. Interest and other revenue increased 23% during the same period to $367.4 due to higher interest rates and portfolio growth. The increase in interest and other revenue was offset by higher interest costs, provision for losses and selling, general and administrative expenses to support portfolio growth. The provision for losses increased 127% to $36.4 in 2000 primarily due to credit losses. Credit losses net of recoveries in 2000 increased to $31.7 from $6.8 in 1999.

Company Outlook:

      The Company is expected to continue to experience high levels of credit losses. Even though fuel costs have declined recently, weakness in truck freight volume and higher insurance costs have continued to put pressure on the profit margins of truck operators. In the U.S., a record number of trucking companies have filed for bankruptcy protection and many others are financially weak. In view of these conditions, the Company’s management has adjusted credit-granting policies, where appropriate, to reflect the more difficult market. As 2002 truck production is expected to continue at levels similar to 2001, earning assets will likely continue to decline.

Funding and Liquidity

      The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In 2000, the Company filed a shelf registration statement under which $2,500.0 of medium-term notes could be issued as needed. As of December 31, 2001, $1,475.0 of such securities were available for issuance.

      The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, lines of credit, access to public and private debt markets, and other financial resources. The decrease in borrowings to $2,740.1 at December 31, 2001 from $3,311.8 at December 31, 2000 is due to lower new lending volume and a decrease in wholesale receivables. New lending volume decreased 40% to $1,067.5 in 2001 from $1,767.3 in 2000 due to lower PACCAR truck sales.

The following summarizes the Company’s contractual cash commitments at December 31, 2001:

	Maturity
	Less than One Year	More than One Year	Total
Borrowings	$2,101.1	$639.0	$2,740.1
Operating Leases	1.2	.3	1.5
Total	$2,102.3	$639.3	$2,741.6

      As described in Note F, Borrowings consist primarily of term debt and commercial paper. Operating leases consist of offices of the Company located on leased premises and office equipment. In addition, the Company had loan and lease commitments of $116.8 expiring within one year. These commitments represent commitments to fund new retail and lease contracts.

Critical Accounting Policies

      The Securities Exchange Commission of the United States has recently issued Financial Reporting Release No. 60 (“FR60”).  FR60 requires registrants to provide additional disclosure in the Management’s Discussion and

PACCAR Financial Corp.
(Millions of Dollars)

Analysis, where appropriate, of accounting policies in which estimates are particularly sensitive and which, if actual results are different, may have a material impact to the financial statements. Accounting policies deemed to meet these criteria are discussed as follows:

      In determining the estimated residual value for equipment accounted as operating leases and certain direct financing leases, the Company considers the length of the lease term, the truck model and anticipated market demand and the expected usage of the truck. If the sales price of a truck at the end of the lease term differs significantly from the Company’s estimate, a gain or loss will result. The Company believes its residual setting policies are reasonable and appropriate, however future market conditions, changes in government regulations and other factors outside the Company’s control can impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted downward if market conditions warrant.

      The establishment of credit loss reserves on financial services receivables are dependent on estimates including assumptions regarding past dues, repossession rates and the recovery rate on the underlying collateral. The Company believes its reserve setting policies are conservative and adequately take into account the known risks inherent in the financial services portfolio. If there are significant variations in the actual results from those estimates, the provision for credit losses and operating earnings may be adversely impacted. See “Note A — Summary of Accounting Policies” in the Notes to Financial Statements.

Forward Looking Statements

      Certain information presented in this Form 10-K contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to global and local economic, political and industry conditions; competitive pressures; price changes impacting manufacturing and operating costs; insufficient or under-utilization of manufacturing capacity; and legislation and governmental regulation.

PACCAR Financial Corp.
(Millions of Dollars)

ITEM 7a.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Derivative Financial Instruments

      In the normal course of business, the Company issues various financial instruments that expose the Company to market risk associated with market interest rates. Policies and procedures have been established by the Company to manage these market risks through the use of various derivative financial instruments. The Company does not engage in derivatives trading, market-making or other speculative activities.

      The following is a sensitivity analysis for the Company’s derivatives that have interest rate risk. These instruments are held for other than trading purposes. The gains or losses in the following table represent the changes in the financial instruments’ fair values that would result from a 100 basis point increase of the current market rate at December 31, 2001 and 2000.

Fair Value Gains (Losses)
	Year ended December 31
	2001	2000
	(Millions of Dollars)
Assets
Retail notes, contracts and wholesale financing, net of unearned interest, less allowance for losses	$(27.6)	$(32.1)

Liabilities Long-term debt	3.3	6.5
Interest rate swaps related to financial services debt	18.4	23.4

Total	$(5.9)	$(2.2)

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company and related schedules described under Item 14, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K,” are included following this page.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors

PACCAR Financial Services Corporation and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Financial Services Corporation) as of December 31, 2001 and 2000, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, the Company adopted Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001.

                                                                                                                                                                       /s/  Ernst & Young LLP

Seattle, Washington

February 21, 2002

PACCAR Financial Corp.

STATEMENTS OF INCOME AND RETAINED EARNINGS

(Millions of Dollars)

	Year ended December 31
	2001	2000	1999
INTEREST AND OTHER REVENUE	$335.6	$367.4	$298.3

Interest and other borrowing expense(1)	159.5	210.1	154.7
Depreciation related to operating leases	12.1	9.1	8.0
Insurance claims and underwriting expenses	10.3	8.4	9.9
Vehicle operating expense	5.8	5.8	6.8
Selling, general and administrative expenses	42.2	43.6	41.3
Provision for losses on receivables	80.8	36.4	16.0

TOTAL EXPENSES	310.7	313.4	236.7

INCOME BEFORE INCOME TAXES	24.9	54.0	61.6

Income taxes	9.7	21.0	23.8

NET INCOME BEFORE ACCOUNTING CHANGE	15.2	33.0	37.8

Cumulative effect of accounting change (net of tax)	.4	—	—

NET INCOME	15.6	33.0	37.8

Retained earnings at beginning of year	394.1	361.1	326.5
Cash dividends paid	—	—	(3.2)

RETAINED EARNINGS AT END OF YEAR	$409.7	$394.1	$361.1

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR  Financial Services Corporation.

See Notes to Financial Statements

 (1)                               Interest and other borrowing expense for the year ended December 31, 2001 after the assumption of interest expense of $17.0 by PACCAR. See “Note D — Transactions with PACCAR and Affiliates.”

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)

	As of December 31
	2001	2000
ASSETS

Cash	$18.5	$12.6
Finance and other receivables net of allowance for losses of $66.2 in 2001 ($65.4 in 2000)	3,289.1	3,950.9
Loans to PACCAR Inc and affiliates	163.2	62.9
Equipment on operating leases net of depreciation of $21.9 in 2001 ($19.7 in 2000)	52.0	56.5
Equipment held for sale	17.1	16.7
Other assets	22.7	19.8

TOTAL ASSETS	$3,562.6	$4,119.4

LIABILITIES

Accounts payable and accrued expenses	$55.8	$80.0
Payable for finance receivables acquired	30.5	34.6
Derivative liability	52.0	—
Advances from PACCAR Inc	—	5.0
Borrowings	2,740.1	3,311.8
Income taxes — current and deferred	161.2	165.8

TOTAL LIABILITIES	$3,039.6	$3,597.2

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Paid-in capital	99.5	82.6
Retained earnings	409.7	394.1
Accumulated other comprehensive loss	(31.7)	—

TOTAL STOCKHOLDER’S EQUITY	523.0	522.2

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,562.6	$4,119.4

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2001	2000	1999
OPERATING ACTIVITIES

Net income	$15.6	$33.0	$37.8
Items included in net income not affecting cash:
Provision for losses on receivables	80.8	36.4	16.0
Increase in deferred taxes payable	7.6	28.7	18.9
Depreciation and amortization	17.6	15.2	12.9
Decrease in payables and other	(25.5)	(28.0)	(21.6)

NET CASH PROVIDED BY OPERATING ACTIVITIES	96.1	85.3	64.0

INVESTING ACTIVITIES

Finance and other receivables acquired	(1,067.5)	(1,767.3)	(1,898.6)
Collections on finance and other receivables	1,506.8	1,338.6	1,403.9
Net decrease (increase) in wholesale receivables	139.6	26.9	(176.2)
Net increase in loans to PACCAR Inc and affiliates	(100.3)	(20.8)	(10.6)
Acquisition of equipment	(18.8)	(28.1)	(16.6)
Proceeds from disposal of equipment	9.8	9.2	9.1

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	469.6	(441.5)	(689.0)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper and other short-term borrowings	(535.0)	105.1	297.8
Proceeds from medium-term notes and other borrowings	425.0	795.0	705.0
Payments of medium-term notes and other borrowings	(461.7)	(549.9)	(402.1)
Net advances to PACCAR Inc	(5.0)	(4.8)	(9.4)
Capital contributions	16.9	16.9	28.6
Cash dividend paid	—	—	(3.2)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(559.8)	362.3	616.7

NET INCREASE (DECREASE) IN CASH	5.9	6.1	(8.3)

CASH AT BEGINNING OF YEAR	12.6	6.5	14.8

CASH AT END OF YEAR	$18.5	$12.6	$6.5

See Notes to Financial Statements

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS
(Millions of Dollars)

NOTE A—SUMMARY OF ACCOUNTING POLICIES

Industry:  PACCAR Financial Corp. (the “Company”), a wholly-owned subsidiary of PACCAR Financial Services Corporation (“PFSC”), provides financing of trucks and related equipment manufactured primarily by PACCAR Inc (“PACCAR”) and sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises PACCAR dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR. PFSC is a wholly-owned subsidiary of PACCAR. Sales of PACCAR products are the Company’s principal source of financing business.

Due to the nature of the Company’s business, customers are concentrated in the transportation industry throughout the United States. Generally, all receivables are collateralized by the equipment being financed. The risk of credit losses related to this concentration has been considered in establishing the allowance for losses.

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

Beginning with the second quarter 2001, when determining the adequacy of the allowance, based on historical analysis of past credit losses, the Company revised its estimate of the collectibility of any amounts owed after applying any applicable proceeds of the sales of collateral. The impact of this change in estimate was to reduce the amount charged off during the year ended December 31, 2001 by $3.3.

Revenue Recognition:  Revenue from finance receivables and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest and other income. For operating leases, income is recognized on a straight-line basis over the lease term.

Recognition of income is suspended when management determines that collection of future income is not probable (generally after 90 days past due). Recognition is resumed if the receivable becomes contractually current and collection doubts are removed. Finance receivables with income suspended are considered impaired until the receivable becomes contractually current and collection doubts are removed.

During the second quarter 2001, based on historical analysis, the Company revised its estimates of the collectibility of late charges assessed on customers’ accounts. The effect of this change was to increase Interest and Other Revenue for the year ended December 31, 2001 by $3.1.

Equipment:  Equipment on operating leases is recorded at cost and depreciated on a straight-line basis to its estimated residual value. Residual values are reviewed regularly and are reduced if market conditions warrant.

Income Taxes:  The Company is included in the consolidated federal income tax return of PACCAR. Income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS
(Millions of Dollars)

Derivative Financial Instruments:  Effective January 1, 2001, the Company adopted Financial Accounting Standard (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivative instruments be recorded on the balance sheet at fair value. As of the derivative contract’s inception date, the Company designates the derivative as either a fair value or as a cash flow hedge. A fair value hedge mitigates the Company’s exposure to the change in the fair value of the hedged asset or liability. A cash flow hedge reduces the Company’s exposure to a forecasted transaction or the variable cash flows related to an asset or liability.

Changes in the fair value of derivatives designated as part of a hedge transaction are recorded each period in current earnings or other comprehensive income depending on the type of the hedged transaction. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash-flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on cash flow hedge transactions reported in other comprehensive income are reclassified to earnings in the same period that the related cash flows of the hedge transaction affect earnings. The ineffective portions of all hedges are recognized in current period earnings.

The adoption of FAS 133 on January 1, 2001 resulted in a cumulative increase to net income of $.4, net of related income tax effects of $.3, and a cumulative reduction to Other Comprehensive Income (“OCI”) of $14.6, net of related income tax effects of $9.2.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the 2001 presentation.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS
(Millions of Dollars)

NOTE B—FINANCE AND OTHER RECEIVABLES

Terms for finance and other receivables range from 12 to 84 months. Company experience has shown that some receivables will be paid prior to contractual maturity and others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

The Company’s finance and other receivables are as follows:

	Year ended December 31
	2001	2000
Retail notes and contracts due within:
One year	$1,000.5	$1,167.7
Two years	634.5	771.1
Three years	450.5	562.3
Four years	227.4	334.6
Five years and beyond	74.9	139.1
	2,387.8	2,974.8
Wholesale financing	187.1	326.7
Direct financing leases (including residual values of $59.5 in 2001 and $37.5 in 2000)	950.7	945.7
Interest and other receivables	35.3	31.0

	3,560.9	4,278.2

Less allowance for losses	(66.2)	(65.4)

	3,494.7	4,212.8

Unearned interest:
Retail notes and contracts	(79.8)	(126.0)
Direct financing leases	(125.8)	(135.9)

	(205.6)	(261.9)

Finance and other receivables	$3,289.1	$3,950.9

Future minimum lease payments on direct financing leases totaled $891.2 at December 31, 2001 and are due as follows: $263.3 in 2002; $243.5 in 2003; $176.0 in 2004; $120.0 in 2005 and $88.4 in 2006 and beyond.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS
(Millions of Dollars)

The allowance for losses on receivables is summarized as follows:

	Year ended December 31
	2001	2000
Balance at beginning of year	$65.4	$60.7
Provision for losses	80.8	36.4
Credit losses net of recoveries	(80.0)	(31.7)

Balance at end of year	$66.2	$65.4

At December 31, 2001 and 2000, the recorded investments in retail notes and contracts that were considered to be impaired were $85.9 and $90.8, respectively. Included in the allowance for losses were specific reserves of $32.4 and $26.3 on these impaired notes and contracts. The average recorded investment in impaired notes and contracts during the years ended December 31, 2001 and 2000, was $102.7 and $64.8 respectively. The Company recognized interest income of $2.4, $1.4 and $1.5 for the years ended December 31, 2001, 2000 and 1999, respectively, on those impaired loans, all of which was recognized using the cash basis method of income recognition.

NOTE C—EQUIPMENT ON OPERATING LEASES

Terms of operating leases range up to 44 months. Future annual minimum rental payments to be received for transportation equipment on non-cancelable operating leases beginning January 1, 2002 were: $9.2 in 2002; $6.2 in 2003; $2.2 in 2004 and $.4 in 2005. Interest and other revenue includes contingent rentals of $6.3, $6.4 and $5.7 in 2001, 2000 and 1999, respectively.

NOTE D—TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support by assuming $17.0 of the Company’s interest expense. Without earnings support the Company would have earned after tax net income of $5.1. The required ratio for the years ended December 31, 2000 and 1999, was met without assistance.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. As of December 31, 2001, PFSC employed 153 full-time employees, none of whom are represented by a collective bargaining agent. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $16.4, $16.5 and $2.2 in 2001, 2000 and 1999, respectively, were charged to the Company. The increase in fees for services in 2001 and 2000 was due to PFSC charging the Company for certain expenses which had previously been paid directly by the Company. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company may elect to pay a dividend to PFSC for the paid-in capital invested in prior years. There were no cash dividends declared or paid during 2001 or 2000. Cash dividends of $3.2 were paid in 1999.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS
(Millions of Dollars)

The Company’s employees are covered by a defined benefit pension plan, an unfunded post-retirement medical and life insurance plan, and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets, defined benefit accumulated plan benefits and defined contribution plan benefits relating to the Company have not been made. Expenses charged to the Company by PACCAR for these plans were $1.8, $1.6, and $1.8 for years 2001, 2000 and 1999, respectively.

Financing and cash management is partly provided through unsecured short-term advances to and from PACCAR. Net interest paid to PACCAR was $.1, $.6 and $1.4 in 2001, 2000 and 1999, respectively.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $20.3 and $9.6 at December 31, 2001 and 2000, respectively. There were no loans outstanding from PACCAR at December 31, 2001. Loans outstanding from PACCAR were $5.0 at December 31, 2000.

PACCAR has issued letters of credit in the amount of $4.9 on behalf of the Company to guarantee funds for payment to insured franchises and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $142.9 in loans outstanding to foreign affiliates operating in the United Kingdom, Netherlands and Mexico at December 31, 2001. There was a total of $53.3 in loans outstanding to a foreign affiliate operating in the United Kingdom at December 31, 2000. There were no loans outstanding to other foreign affiliates for those periods. Interest income earned on affiliate loans was $3.0, $2.5 and $1.1 in 2001, 2000 and 1999 respectively.

Included within accounts payable and accrued expenses is $6.7 and $9.0 payable to PACCAR’s truck divisions at December 31, 2001 and 2000, respectively.

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company’s Board of Directors.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS
(Millions of Dollars)

NOTE E —DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not engage in derivatives trading, market-making or other speculative activities. The Company enters into derivative financial agreements as hedging transactions to manage certain exposures to fluctuations in interest rates and foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company in the normal course of business enters into various interest-rate contracts, including interest-rate and currency swaps. Interest-rate contracts generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal. These contracts are used to manage exposures to fluctuations in interest rates. Net amounts paid or received are reflected as adjustments to interest expense. At December 31, 2001 the Company had 80 interest rate swaps outstanding with various financial institutions. The notional amount of these contracts totaled $1,722.5 with amounts expiring annually over the next five years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. The Company has established minimum credit ratings of the counterparties and limits its exposure to any one counterparty. Management believes that the risk of nonperformance by the counterparties is very low.

Floating to fixed rate swaps effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates. Notional maturities for the five years beginning January 1, 2002 are $861.3, $499.0, $283.7, $73.5 and $5.0. The weighted average pay rate of 6.01% approximates the Company’s net cost of funds. The weighted average receive rate of 2.09% offsets rates on associated debt obligations.

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value on the balance sheet. The gain or loss on the effective portion of the hedge arising from the change in fair value is initially reported in OCI. The remaining gain or loss, if any, is recognized currently in earnings. Amounts in accumulated OCI are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings. Net gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Of the accumulated net loss included in OCI as of December 31, 2001, $29.8 is expected to be reclassified to net income in 2002.

During 2001, the Company recognized a net gain of $.2 from derivative instruments designated and qualifying as fair value hedges. Ineffectiveness was immaterial for both fair value and cash flow hedges and there were no fair value or cash flow hedges de-recognized or terminated during the year. The fair value of interest rate contracts is recorded as “Other assets” or “Derivative liability” in the accompanying balance sheet.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS
(Millions of Dollars)

NOTE F—BORROWINGS

Borrowings are summarized as follows:

	Effective	As of December 31,
	Rate*	2001	2000
Commercial paper	4.95%	$1,274.5	$1,734.5
Other floating rate borrowings	—	—	75.0
Fixed rate medium-term notes	6.17%	300.0	670.0
Floating rate medium-term notes	4.90%	1,150.0	800.0
Other fixed rate borrowings	5.91%	15.6	32.3

Total	5.07%	$2,740.1	$3,311.8

*The effective rate is the weighted average rate as of December 31, 2001 and includes the effects of interest rate swap agreements.

Interest expense on borrowings, before the interest expense assumption of $17.0 in 2001 by PACCAR, amounted to $171.5, $205.5, and $151.1 for 2001, 2000 and 1999, respectively.

Principal amounts of medium-term notes and other fixed rate borrowings due over the next five years beginning January 1, 2002 are $826.6 in 2002, $634.0 in 2003, and $5.0 in 2004.

At December 31, 2001, there was $1,475.0 of medium-term debt available for issuance under a currently outstanding shelf registration statement.

Cash paid for interest (net of swap interest received) was $165.0 in 2001, $208.1 in 2000 and $149.5 in 1999.

NOTE G—CREDIT ARRANGEMENTS

The Company participates with PACCAR and other PACCAR affiliates in a $1,825.0 syndicated bank line of credit facility, a portion of which matures in three years. Under this facility $1,525.0 is available to the Company and was unused at December 31, 2001. These credit facilities are used to provide backup liquidity for the Company’s short-term borrowings. The Company is liable only for its own borrowings under this credit facility.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS
(Millions of Dollars)

NOTE H—INCOME TAXES

The provision for income taxes consists of the following:

	Year ended December 31
	2001	2000	1999
Current provision (benefit)
Federal	$.6	$(7.3)	$3.7
State	1.9	(.4)	1.2
	2.5	(7.7)	4.9

Deferred provision	7.2	28.7	18.9

	$9.7	$21.0	$23.8

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2001	2000	1999
Tax at the statutory rate of 35%	$8.7	$18.9	$21.6
Effect of state income taxes	.9	2.0	2.2
Effect of other income taxes	.1	.1	—
	$9.7	$21.0	$23.8

Cash (received)/paid for income taxes was $(4.4) in 2001, $(7.1) in 2000 and $10.0 in 1999.

Deferred income tax assets and liabilities consisted of the following:

	As of December 31
	2001	2000
Deferred tax liabilities:
Asset capitalization and depreciation	$202.8	$194.1
State income tax	8.6	8.3
	211.4	202.4

Deferred tax assets:
Allowance for losses on receivables	(24.1)	(23.7)
Derivative liability	(19.7)	—
Other	(7.4)	(6.4)
	(51.2)	(30.1)

Net deferred tax liability	$160.2	$172.3

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS
(Millions of Dollars)

NOTE I—FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash:  The carrying amount reported in the balance sheets is stated at fair value.

Net Receivables:  For floating rate loans and wholesale financings, fair values are based on carrying values. For fixed rate loans, fair values are estimated using discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest and other receivables approximates its fair value. Direct financing lease receivables and the related allowance for losses have been excluded from the accompanying table.

Commercial Paper, Other Floating Rate Borrowings, Medium-Term Notes and Other Fixed Rate Borrowings:  The carrying amounts of the Company’s commercial paper, other floating rate borrowings and floating rate medium-term notes approximate its fair value. The fair value of the Company’s fixed rate medium-term notes and other fixed rate borrowings is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Instruments: Fair values for the Company’s interest-rate contracts are based on costs that would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties’ credit standing at current market interest rates.

Trade Receivables and Payables: Carrying amounts approximate fair value and have been excluded from the accompanying table.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	As of December 31
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$18.5	$18.5	$12.6	$12.6
Net receivables	2,443.3	2,491.7	3,111.6	3,066.4
Derivative asset	2.6	2.6	—	5.4
Derivative liability	52.0	52.0	—	25.7
Commercial paper and other floating rate borrowings	1,274.5	1,274.5	1,809.4	1,809.4
Medium-term notes and other fixed rate borrowings	1,465.6	1,474.0	1,502.3	1,514.3

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS
(Millions of Dollars)

NOTE J—STOCKHOLDER’S EQUITY

Other Comprehensive Income

The components of other comprehensive income (loss) with the related tax effects are as follows:

	Pretax Amount	Tax Effect	Net Amount
2001
Cumulative effect of accounting change for derivative contracts	$(23.8)	$9.2	$(14.6)
Net holding loss	(35.7)	13.6	(22.1)
Reclassification adjustment	8.1	(3.1)	5.0
Net other comprehensive income (loss)	$(51.4)	$19.7	$(31.7)

The Company did not recognize other comprehensive income (loss) prior to 2001.

NOTE K—QUARTERLY RESULTS (Unaudited)

	QUARTER
	First	Second	Third	Fourth
2001

Interest and other revenue	$89.9	$85.4	$82.3	$78.0
Income before income taxes	4.7	1.8	.9	17.5
Net income	3.2	1.0	.5	10.9

2000

Interest and other revenue	$83.8	$91.1	$97.0	$95.5
Income before income taxes	14.8	14.8	13.5	10.9
Net income	9.1	9.0	8.3	6.6

In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support in the fourth quarter 2001 by assuming $17.0 of the Company’s interest expense. Without earnings support net income would have been $.4.

NOTE L — COMMITMENTS AND CONTINGENCIES

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

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of the Company are included in Item 8:

At December 31, 2001 and 2000 and for the Years Ended December 31, 2001, 2000 and 1999

                Statements of Income and Retained Earnings — Years Ended December 31, 2001, 2000 and 1999

                Balance Sheets —December 31, 2001 and 2000

                Statements of Cash Flows — Years Ended December 31, 2001, 2000 and 1999

                        Notes to Financial Statements — December 31, 2001

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

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2001

There were no reports on Form 8-K for the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

By	/s/ Timothy M. Henebry
Timothy M. Henebry
President

Date:  March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)           Principal Executive Officer

/s/ Timothy M. Henebry	President
Timothy M. Henebry

(2)                                  Principal Financial Officer

/s/ Patricia A. Donohoe	Treasurer
Patricia A. Donohoe

(3)                                  Principal Accounting Officer

/s/ Barry E. Prather	Controller
Barry E. Prather

(4)                                  A Majority of the Board of Directors

/s/ Timothy M. Henebry
Timothy M. Henebry

                Kenneth R. Gangl*

                David J. Hovind*

                Mark C. Pigott*

                Michael A. Tembreull*

*By	/s/ Timothy M. Henebry
Timothy M. Henebry
Attorney-in-fact

PACCAR Financial Corp.

EXHIBIT INDEX

2                                          Plan of Merger of PACCAR Leasing Corporation, a Delaware Corporation, and PACCAR Financial Corp., a Washington Corporation effective May 1, 2000 (incorporated by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q dated August 11, 2000, File Number 0-12553).

3.1                                 Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

3.2                                 By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 dated October 20, 1983, File Number 0-12553).

4.1                                 Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between the Company and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated March 26, 1984, File Number 0-12553 and Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

4.3                                 Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to the Company’s Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

Form of Letter of Representation among the Company, Citibank, N.A. and the Depository Trust Company, Series H (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

4.4                                 Forms of Medium-Term Note, Series I (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

Form of Letter of Representation among the Company, Citibank, N.A. and The Depository Trust Company, Series I (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

4.5                                 Forms of Medium-Term Note, Series J (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502).

Form of Letter of Representation among the Company, Citibank, N.A. and The Depository Trust Company, Series J (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502).

10.1                           Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12.1                           Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years in the period ended December 31, 2001.

12.2                           Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for each of the five years in the period ended December 31, 2001.

12.3                           Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years in the period ended December 31, 2001.

PACCAR Financial Corp.

EXHIBIT INDEX

23                                    Consent of Independent Auditors

25.1                           Power of attorney of certain officers and directors

Other exhibits listed in Item 601 of Regulation S-K are not applicable.