Form 10-Q
period 2002-03-31
PACCAR FINANCIAL CORP
filed 2002-05-13
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from                to

Commission File No. 0-12553

PACCAR FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Washington	91-6029712
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 — 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip code)

(425) 468-7100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $100 par value—145,000 shares as of April 30, 2002

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income (Unaudited)

(Millions of Dollars)

	Three Months Ended
	March 31

	2002	2001

INTEREST AND OTHER REVENUE	$70.3	$89.9

Interest and other borrowing expenses	32.9	51.4
Depreciation related to operating leases	2.8	2.8
Insurance claims and underwriting expenses	3.0	2.3
Vehicle operating expenses	1.6	1.2
Selling general and administrative expenses	10.6	10.6
Provision for losses on receivables	15.8	16.9
TOTAL EXPENSES	66.7	85.2

INCOME BEFORE INCOME TAXES	3.6	4.7

Federal and state income taxes	1.5	1.9

INCOME BEFORE ACCOUNTING CHANGE	2.1	2.8

Cumulative effect of Accounting Change (net of tax)	—	.4

NET INCOME	2.1	3.2

RETAINED EARNINGS AT BEGINNING OF PERIOD	409.7	394.1

RETAINED EARNINGS AT END OF PERIOD	$411.8	$397.3

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

Balance Sheets	March 31	December 31
(Millions of Dollars)	2002	2001

ASSETS:	(Unaudited)

Cash	$13.7	$18.5
Finance and other receivables, net of allowance for losses of $66.5 ($66.2 in 2001)	3,142.2	3,289.1
Loans to PACCAR Inc and affiliates	149.1	163.2
Equipment on operating leases, net of allowance for depreciation of $22.7 ($21.9 in 2001)	53.9	52.0
Equipment held for sale	10.7	17.1
Other assets	28.0	22.7

TOTAL ASSETS	$3,397.6	$3,562.6

LIABILITIES:

Accounts payable and accrued expenses	$59.3	$55.8
Payable for finance receivables acquired	28.6	30.5
Derivative liability	35.8	52.0
Borrowings	2,563.4	2,740.1
Income taxes - current and deferred	168.4	161.2

TOTAL LIABILITIES	2,855.5	3,039.6

STOCKHOLDER’S EQUITY:

Preferred stock, $100 par value per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Paid-in capital	105.4	99.5
Retained earnings	411.8	409.7
Accumulated other comprehensive loss	(20.6)	(31.7)

TOTAL STOCKHOLDER’S EQUITY	542.1	523.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,397.6	$3,562.6

See Notes to Financial Statements.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2002	2001

OPERATING ACTIVITIES:

Net income	$2.1	$3.2
Items included in net income not affecting cash:
Provision for losses on receivables	15.8	16.9
Deferred tax provision	(4.0)	(.7)
Depreciation and amortization	4.1	4.3
Increase (decrease) in payables and other	5.3	(19.7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23.3	4.0

INVESTING ACTIVITIES:

Finance and other receivables originated	(215.9)	(234.8)
Collections on finance and other receivables	348.1	341.2
Net decrease in wholesale receivables	3.6	85.1
Net decrease in loans to PACCAR Inc and affiliates	14.1	1.6
Acquisition of equipment	(8.4)	(4.3)
Proceeds from disposal of equipment	1.2	3.7

NET CASH PROVIDED BY INVESTING ACTIVITIES	142.7	192.5

FINANCING ACTIVITIES:

Net decrease in commercial paper and other short-term borrowings	(228.9)	(13.1)
Proceeds from medium-term notes and other borrowings	150.0	—
Payments of medium-term notes and other borrowings	(97.8)	(189.5)
Net advances from PACCAR Inc	—	(5.1)
Capital contributions	5.9	5.2

NET CASH USED IN FINANCING ACTIVITIES	(170.8)	(202.5)

NET DECREASE IN CASH	(4.8)	(6.0)

CASH AT BEGINNING OF PERIOD	18.5	12.6

CASH AT END OF PERIOD	$13.7	$6.6

See Notes to Financial Statements.

Notes to Financial Statements	(Millions of Dollars)

NOTE A—Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001.

Derivative Financial Instruments: Effective January 1, 2001, the Company adopted Financial Accounting Standard (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of FAS 133 on January 1, 2001 resulted in a cumulative increase to net income of $.4, net of related income tax effects of $.3, and a cumulative reduction to Other Comprehensive Income (“OCI”) of $14.6 which is net of related income tax effects of $9.2 in the first quarter of 2001.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2002 presentation.

NOTE B—Transactions with PACCAR Inc and Affiliates (Unaudited)

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. For the first three months of 2002 the Company has not maintained the specified ratio of earnings to fixed charges. The Company will determine the amount of any necessary PACCAR assistance at the end of the fiscal year. In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support by assuming $17.0 of the Company’s interest expense in the fourth quarter of 2001.

PACCAR Financial Services Corporation (“PFSC”) charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. These costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. The Company may elect to pay a dividend to PFSC for the paid-in capital invested in prior years. There were no cash dividends declared or paid during the first three months of 2002 or 2001.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $24.5 and $20.3 at March 31, 2002 and December 31, 2001, respectively. There were no loans outstanding from PACCAR at March 31, 2002 or December 31, 2001.

PACCAR has issued letters of credit in the amount of $6.3 on behalf of the Company to guarantee funds for payment to insured franchises and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $124.6 and $142.9 in loans outstanding to foreign affiliates operating in the United Kingdom, the Netherlands and Mexico at March 31, 2002 and December 31, 2001, respectively.

NOTE C—Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

NOTE D—Other Comprehensive Income (Unaudited)

The components of other comprehensive income, net of related tax, were as follows:

	Three Months Ended
	March 31
	2002	2001
Net income	$2.1	$3.2
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative contracts	—	(14.6)
Unrealized net gain (loss) on derivative contracts	11.1	(14.7)
Net other comprehensive income (loss)	11.1	(29.3)
Total comprehensive income (loss)	$13.2	$(26.1)

Accumulated other comprehensive loss of $20.6 and $31.7 at March 31, 2002 and December 31, 2001, respectively, is comprised of the unrealized net loss on derivative contracts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations:

The Company’s net income of $2.1 for the first three months of 2002 was $1.1 or 34% lower than the comparable period in 2001. Interest and other revenue declined $19.6 or 22% to $70.3 over the same period due to lower earning assets and lower interest rates. Average earning assets decreased 16% for the first three months of 2002 to $3,251.2 from $3,868.5 for the comparable period in 2001 as a result of lower new loan volume and early contract terminations related to repossessions. Interest and other borrowing expense decreased $18.5 or 36% for the first three months of 2002 to $32.9 due to lower debt balances and interest rates. The provision for losses on receivables decreased 7% to $15.8 for the first three months of 2002 compared to $16.9 in the comparable period in 2001 due to lower credit losses.

The following table summarizes the activity in the Company’s allowance for losses on receivables and presents related ratios:

Allowance for Losses (Unaudited)
(Millions of Dollars)

	Three Months Ended	Year Ended	Three Months Ended
	March 31	December 31	March 31
	2002	2001	2001
Balance at beginning of period	$66.2	$65.4	$65.4
Provision for losses	15.8	80.8	16.9
Credit losses net of recoveries	(15.5)	(80.0)	(16.9)
Balance at end of period	$66.5	$66.2	$65.4

Ratios:

Net losses to average net receivables and equipment on operating leases (annualized for March 31, 2002 and 2001)	1.95%	2.20%	1.76%

Allowance for losses to period-end net contracts and equipment on operating leases	2.07%	1.98%	1.72%

Period-end retail contracts and leases past due (over 60 days) to period-end retail contracts and lease receivables	2.85%	3.11%	3.71%

The Company is expected to continue to incur high levels of credit losses. Increasing fuel costs, weakness in truck freight volume and higher insurance costs continue to put pressure on truck operators’ profit margins.

Funding and Liquidity:

The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In 2000, the Company filed a shelf registration statement under which $2,500.0 of medium-term notes could be issued as needed. As of March 31, 2002, $1,325.0 of such securities were available for issuance.

The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, lines of credit, access to public and private debt markets, and other financial resources. The decrease in borrowings to $2,563.4 at March 31, 2002 from $2,740.1 at December 31, 2001 is due to collections exceeding the origination of finance and other receivables.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s 2001 Annual Report on Form 10-K continue to be relevant.

Forward Looking Statements:

Certain information presented in this Form 10-Q contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to global and local economic, political and industry conditions; competitive pressures; price changes impacting manufacturing and operating costs; insufficient or under-utilization of manufacturing capacity; and legislation and governmental regulation.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2002. For additional information, refer to Item 7a of the Company’s December 31, 2001 Annual Report on Form 10-K.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

(b)	There were no reports on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 13, 2002	By	/s/ Timothy M. Henebry

Timothy M. Henebry
President
(Authorized Officer)

		By	/s/ Barry E. Prather

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

3.2	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-Q dated October 20, 1983, File Number 0-12553).

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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 2002 and 2001.

12.2

Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support  Agreement  between the Company and PACCAR for the three-month periods ended March 31, 2002 and 2001.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 2002 and 2001.

Other exhibits listed in Item 601 of Regulation S-K are not applicable.