Form 10-Q
period 2002-06-30
PACCAR FINANCIAL CORP
filed 2002-08-09
CIK 731288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Common Stock, $100 par value—145,000 shares as of July 31, 2002

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q
PACCAR FINANCIAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Statements of Income (Unaudited)
(Millions of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

INTEREST AND OTHER REVENUE	$70.0	$85.7	$140.3	$176.0

Interest and other borrowing expenses	30.4	46.1	63.3	97.5
Depreciation related to operating leases	3.3	3.2	6.1	6.0
Insurance claims and underwriting expenses	3.0	2.5	6.0	5.2
Vehicle operating expenses	1.8	1.5	3.4	2.7
Selling general and administrative expenses	10.5	10.3	21.1	20.9
Provision for losses on receivables	12.2	20.3	28.0	37.2

TOTAL EXPENSES	61.2	83.9	127.9	169.5

INCOME BEFORE INCOME TAXES	8.8	1.8	12.4	6.5

Federal and state income taxes	3.4	.8	4.9	2.7

INCOME BEFORE ACCOUNTING CHANGE	5.4	1.0	7.5	3.8

Cumulative effect of accounting change (net of tax)	—	—	—	.4

NET INCOME	5.4	1.0	7.5	4.2

RETAINED EARNINGS AT BEGINNING OF PERIOD	411.8	397.3	409.7	394.1
Cash dividends paid	11.0	—	11.0	—

RETAINED EARNINGS AT END OF PERIOD	$406.2	$398.3	$406.2	$398.3

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

Balance Sheets	June 30	December 31
(Millions of Dollars)	2002	2001

ASSETS:	(Unaudited)

Cash	$10.9	$18.5
Finance and other receivables, net of allowance for losses of $66.8 ($66.2 in 2001)	3,154.8	3,289.1
Loans to PACCAR Inc and affiliates	119.4	163.2
Equipment on operating leases, net of allowance for depreciation of $23.4 ($21.9 in 2001)	69.6	52.0
Equipment held for sale	8.6	17.1
Other assets	24.0	22.7

TOTAL ASSETS	$3,387.3	$3,562.6

LIABILITIES:

Accounts payable and accrued expenses	$71.5	$55.8
Payable for finance receivables acquired	40.3	30.5
Derivative liability	42.5	52.0
Commercial paper	1,313.3	1,274.5
Medium-term notes and other borrowings	1,209.9	1,465.6
Income taxes - current and deferred	175.3	161.2

TOTAL LIABILITIES	2,852.8	3,039.6

STOCKHOLDER’S EQUITY:

Preferred stock, $100 par value per share 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Paid-in capital	108.6	99.5
Retained earnings	406.2	409.7
Accumulated other comprehensive loss	(25.8)	(31.7)

TOTAL STOCKHOLDER’S EQUITY	534.5	523.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,387.3	$3,562.6

See Notes to Financial Statements.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

	Six Months Ended June 30
	2002	2001

OPERATING ACTIVITIES:

Net income	$7.5	$4.2
Items included in net income not affecting cash:
Provision for losses on receivables	28.0	37.2
Deferred tax provision	(1.1)	(1.9)
Depreciation and amortization	9.2	8.9
Increase (decrease) in payables and other	24.7	(13.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	68.3	35.2

INVESTING ACTIVITIES:

Finance and other receivables originated	(518.9)	(530.0)
Collections on finance and other receivables	690.0	705.4
Net (increase) decrease in wholesale receivables	(45.7)	132.5
Net decrease in loans to PACCAR Inc and affiliates	43.8	3.0
Acquisition of equipment	(30.4)	(9.0)
Proceeds from disposal of equipment	4.1	6.3

NET CASH PROVIDED BY INVESTING ACTIVITIES	142.9	308.2

FINANCING ACTIVITIES:

Net increase (decrease) in commercial paper and other short-term borrowings	38.8	(44.0)
Proceeds from medium-term notes and other borrowings	495.0	—
Payments of medium-term notes and other borrowings	(750.7)	(300.0)
Dividends paid	(11.0)	—
Payment of advances from PACCAR Inc	—	(9.0)
Capital contributions	9.1	9.0

NET CASH USED IN FINANCING ACTIVITIES	(218.8)	(344.0)

NET DECREASE IN CASH	(7.6)	(.6)

CASH AT BEGINNING OF PERIOD	18.5	12.6

CASH AT END OF PERIOD	$10.9	$12.0

See Notes to Financial Statements.

Notes to Financial Statements	(Millions of Dollars)

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

NOTE B—Transactions with PACCAR Inc and Affiliates (Unaudited)

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. For the six months ended June 30, 2002 the Company has met the required ratio of earnings to fixed charges. The Company will determine the amount of PACCAR assistance, if any, at the end of the fiscal year. In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support by assuming $17.0 of the Company’s interest expense in the fourth quarter of 2001.

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

A cash dividend in the amount of $11.0 was declared and paid during the first six months of 2002. There were no cash dividends declared or paid during the first six months of 2001.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $26.7 and $20.3 at June 30, 2002 and December 31, 2001, respectively. There were no loans outstanding from PACCAR at June 30, 2002 or December 31, 2001.

PACCAR has issued letters of credit as of June 30, 2002 in the amount of $6.1 on behalf of the Company to guarantee funds for payment to insured franchisees and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and this limit may be revised in the future. There was a total of $92.7 in loans outstanding to foreign affiliates operating in the United Kingdom and Mexico at June 30, 2002. There was a total of $142.9 in loans outstanding to foreign affiliates operating in the United Kingdom, the Netherlands and Mexico at December 31, 2001.

NOTE C—Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

NOTE D—Other Comprehensive Income (Unaudited)

The components of other comprehensive income, net of related tax, were as follows:

	Three months ended June 30		Six months ended June 30

	2002	2001	2002	2001
Net income	$5.4	$1.0	$7.5	$4.2
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative contracts	—	—	—	(14.6)
Unrealized net (loss) gain on derivative contracts	(5.2)	3.8	5.9	(10.9)
Net other comprehensive (loss) income	(5.2)	3.8	5.9	(25.5)
Total comprehensive income (loss)	$.2	$4.8	$13.4	$(21.3)

Accumulated other comprehensive loss of $25.8 and $31.7 at June 30, 2002 and December 31, 2001, respectively, is comprised of the unrealized net loss on derivative contracts.

Item 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations:

The Company’s net income of $7.5 for the first half of 2002 was $3.3 higher than the first half of 2001. Interest and other revenue declined $35.7 or 20% to $140.3 over the same period due to lower average earning assets and interest rates. Average earning assets decreased 15% to $3,211.9 in the first half of 2002 compared to $3,781.6 in the comparable period of 2001. Interest and other borrowing expense decreased 35% to $63.3 in the first half of 2002 from $97.5 in the first half of 2001 due to lower debt balances and interest rates. The provision for losses decreased 25% to $28.0 in the first half of 2002 from $37.2 in the first half of 2001 primarily due to lower credit losses. Credit losses have improved due to fewer repossessions and higher used truck prices resulting in a lower loss per repossession.

The Company’s net income of $5.4 for the second quarter 2002 was $4.4 higher than the second quarter of 2001. Interest and other revenue declined $15.7 or 18% to $70.0 in the second quarter of 2002 due to lower earning assets and interest rates. Interest and other borrowing expense decreased 34% to $30.4 in the second quarter of 2002 from $46.1 in the second quarter of 2001 due to lower debt balances and interest rates. The provision for losses decreased 40% to $12.2 in the second quarter of 2002 from $20.3 in the second quarter of 2001 primarily due to lower credit losses.

The following table summarizes the activity in the Company’s allowance for losses on receivables and presents related ratios:

Allowance for Losses (Unaudited)

(Millions of Dollars)

	Six Months Ended	Year Ended	Six Months Ended
	June 30	December 31	June 30
	2002	2001	2001
Balance at beginning of period	$66.2	$65.4	$65.4
Provision for losses	28.0	80.8	37.2
Credit losses net of recoveries	(27.4)	(80.0)	(37.3)
Balance at end of period	$66.8	$66.2	$65.3
Ratios:
Net losses to average net receivables and equipment on operating leases (annualized for June 30, 2002 and 2001)	1.72%	2.20%	1.99%
Allowance for losses to period-end net contracts and equipment on operating leases	2.07%	1.98%	1.78%
Period-end retail contracts and leases past due (over 60 days) to period-end retail contracts and lease receivables	2.30%	3.11%	3.41%

In the second half of 2002, the Company expects credit losses to continue at or slightly improve from year-to-date June 30, 2002 levels.  Although interest rates have decreased and used truck prices stabilized, higher insurance costs and uncertain freight volumes continue to affect truck operators’ profit margins.

Funding and Liquidity:

Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public.  In 2000, the Company filed a shelf registration statement under which $2,500.0 of medium-term notes could be issued as needed. As of June 30, 2002, $980.0 of such securities were available for issuance.

The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, lines of credit, access to public and private debt markets, and other financial resources.  The decrease in net borrowings to $2,523.2 at June 30, 2002 from $2,740.1 at December 31, 2001 is due to collections exceeding the origination of finance and other receivables. The net increase in commercial paper and other short-term borrowings of $38.8 for year-to-date June 30, 2002 is primarily due to timing differences between the maturities and new issuances of medium-term notes.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s 2001 Annual Report on Form 10-K continues to be relevant.

Forward Looking Statements:

Certain information presented in this Form 10-Q contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that may affect actual results. The risks and uncertainties include, but are not limited to global and local economic, political and industry conditions; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in costs and availability of external funding sources; and legislation and governmental regulation.

Item 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2002.  For additional information, refer to Item 7a of the Company’s December 31, 2001 Annual Report on Form 10-K.

Item 6.                             EXHIBITS AND REPORTS ON FORM 8-K

                        (a)                            Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

                        (b)                           There were no reports on Form 8-K for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	August 9, 2002	By	/s/ J. Michael Rankin
J. Michael Rankin
Acting President
(Authorized Officer)

		By	/s/ Barry E. Prather
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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six-month periods ended June 30, 2002 and 2001.

12.2	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six-month periods ended June 30, 2002 and 2001.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the six-month periods ended June 30, 2002 and 2001.

99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

Other exhibits listed in Item 601 of Regulation S-K are not applicable.