Form 10-Q
period 2002-09-30
PACCAR FINANCIAL CORP
filed 2002-11-12
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from                         to

Commission File No. 0-12553

PACCAR FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Washington	91-6029712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 — 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip code)

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

Common Stock, $100 par value—145,000 shares as of October 31, 2002

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income (Unaudited)

(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
INTEREST AND OTHER REVENUE	$71.0	$82.4	$211.3	$258.4

Interest and other borrowing expenses	29.0	41.6	92.3	139.1
Depreciation related to operating leases	4.0	3.1	10.1	9.1
Insurance claims and underwriting expenses	2.4	2.4	8.4	7.6
Vehicle operating expenses	1.9	1.5	5.3	4.2
Selling general and administrative expenses	10.6	10.8	31.7	31.7
Provision for losses on receivables	8.4	22.1	36.4	59.3

TOTAL EXPENSES	56.3	81.5	184.2	251.0

INCOME BEFORE INCOME TAXES	14.7	.9	27.1	7.4

Federal and state income taxes	5.8	.4	10.7	3.1

INCOME BEFORE ACCOUNTING CHANGE	8.9	.5	16.4	4.3
Cumulative effect of accounting change (net of tax)	—	—	—	.4

NET INCOME	8.9	.5	16.4	4.7

RETAINED EARNINGS AT BEGINNING OF PERIOD	406.2	398.3	409.7	394.1
Cash dividends paid	—	—	11.0	—

RETAINED EARNINGS AT END OF PERIOD	$415.1	$398.8	$415.1	$398.8

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets

(Millions of Dollars)

	September 30 2002	December 31 2001*
	(Unaudited)
ASSETS:

Cash	$14.7	$18.5
Finance and other receivables, net of allowance for losses of $67.0 ($66.2 in 2001)	3,159.7	3,289.1
Loans to PACCAR Inc and affiliates	143.7	163.2
Equipment on operating leases, net of allowance for depreciation of $25.0 ($21.9 in 2001)	86.3	52.0
Equipment held for sale	9.8	17.1
Other assets	22.4	22.7

TOTAL ASSETS	$3,436.6	$3,562.6

LIABILITIES:

Accounts payable and accrued expenses	$68.1	$55.8
Payable for finance receivables acquired	48.9	30.5
Derivative liability	55.2	52.0
Commercial paper	1,243.8	1,274.5
Medium-term notes and other borrowings	1,302.7	1,465.6
Income taxes — current and deferred	178.4	161.2

TOTAL LIABILITIES	$2,897.1	$3,039.6

STOCKHOLDER’S EQUITY:

Preferred stock, par value $100 per share 6% noncumulative and nonvoting, 450,000 shares authorized 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Paid-in capital	112.5	99.5
Retained earnings	415.1	409.7
Accumulated other comprehensive loss	(33.6)	(31.7)

TOTAL STOCKHOLDER’S EQUITY	539.5	523.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,436.6	$3,562.6

* The December 31, 2001 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Nine Months Ended September 30	2002	2001
OPERATING ACTIVITIES:

Net income	$16.4	$4.7
Items included in net income not affecting cash:
Provision for losses on receivables	36.4	59.3
Deferred tax provision	(.3)	(1.3)
Depreciation and amortization	14.9	13.3
Increase (decrease) in payables and other	31.7	(19.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	99.1	56.1

INVESTING ACTIVITIES:

Finance and other receivables originated	(876.1)	(778.5)
Collections on finance and other receivables	1,054.5	1,080.2
Net (increase) decrease in wholesale receivables	(62.5)	153.2
Net decrease in loans to PACCAR Inc and affiliates	19.5	3.2
Acquisition of equipment	(52.8)	(13.2)
Proceeds from disposal of equipment	6.1	6.6

NET CASH PROVIDED BY INVESTING ACTIVITIES	88.7	451.1

FINANCING ACTIVITIES:

Net decrease in commercial paper and other short-term borrowings	(30.7)	(158.1)
Proceeds from medium-term notes and other borrowings	645.0	50.0
Payments of medium-term notes and other borrowings	(807.9)	(408.7)
Dividends paid	(11.0)	—
Payment of advances from PACCAR Inc	—	(5.0)
Capital contributions	13.0	13.3

NET CASH USED IN FINANCING ACTIVITIES	(191.6)	(508.5)

NET DECREASE IN CASH	(3.8)	(.9)

CASH AT BEGINNING OF PERIOD	18.5	12.6

CASH AT END OF PERIOD	$14.7	$11.7

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

Derivative Financial Instruments: Effective January 1, 2001, the Company adopted Financial Accounting Standard (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of FAS 133 on January 1, 2001 resulted in a cumulative increase to net income of $.4, net of related income tax effects of $.3, and a cumulative reduction to Other Comprehensive Income of $14.6 which was net of related income tax effects of $9.2 in the first quarter of 2001.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2002 presentation.

NOTE B—Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. For the nine months ended September 30, 2002 the Company has met the required ratio of earnings to fixed charges. The Company will determine the amount of PACCAR assistance, if any, at the end of the fiscal year. In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support by assuming $17.0 of the Company’s interest expense in the fourth quarter of 2001.

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

A cash dividend in the amount of $11.0 was declared and paid during the first nine months of 2002. There were no cash dividends declared or paid during the first nine months of 2001.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $38.6 and $20.3 at September 30, 2002 and December 31, 2001, respectively. There were no borrowings from PACCAR at September 30, 2002 or December 31, 2001.

PACCAR has issued letters of credit as of September 30, 2002 in the amount of $6.1 on behalf of the Company to guarantee funds for payment to insured franchisees and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and this limit may be revised in the future. There was a total of $105.1 and $142.9 in loans outstanding to foreign affiliates operating in the United Kingdom, the Netherlands and Mexico at September 30, 2002 and December 31, 2001, respectively.

NOTE C—Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

NOTE D—  Other Comprehensive Income

The components of other comprehensive income, net of related tax, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income	$8.9	$.5	$16.4	$4.7
Other comprehensive loss:
Cumulative effect of accounting change for derivative contracts	—	—	—	(14.6)
Unrealized net loss on derivative contracts	(7.8)	(14.0)	(1.9)	(24.9)
Net other comprehensive loss	(7.8)	(14.0)	(1.9)	(39.5)
Total comprehensive income (loss)	$1.1	$(13.5)	$14.5	$(34.8)

Accumulated other comprehensive loss of $33.6 and $31.7 at September 30, 2002 and December 31, 2001, respectively, is comprised of the unrealized net loss on derivative contracts.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations:

The Company’s net income of $16.4 for the first nine months of 2002 was $11.7 higher than the first nine months of 2001. Interest and other revenue declined $47.1 or 18% to $211.3 over the same period due to lower average earning assets and interest rates. Average earning assets decreased 13% to $3,208 in the first nine months of 2002 compared to $3,705 in the comparable period of 2001 as a result of lower new business volume in 2001 and 2002 compared to prior years and early contract terminations due to repossessions. Interest and other borrowing expense decreased $46.8, or 34%, to $92.3 in the first nine months of 2002 from $139.1 in the first nine months of 2001 due to lower debt balances and interest rates. The provision for losses decreased 39% to $36.4 in the first nine months of 2002 from $59.3 in the first nine months of 2001 primarily due to lower credit losses. Credit losses have improved due to fewer repossessions and higher used truck prices resulting in a lower loss per repossession.

The Company’s net income of $8.9 for the third quarter 2002 was $8.4 higher than the third quarter of 2001. Interest and other revenue declined $11.4 or 14% to $71.0 in the third quarter of 2002 due to lower earning assets and interest rates. Interest and other borrowing expense decreased $12.6, or 30%, to $29.0 in the third quarter of 2002 from $41.6 in the third quarter of 2001 due to lower debt balances and interest rates. The provision for losses decreased 62% to $8.4 in the third quarter of 2002 from $22.1 in the third quarter of 2001 primarily due to lower credit losses.

The following table summarizes the activity in the Company’s allowance for losses on receivables and presents related ratios:

Allowance for Losses

	Nine Months Ended September 30	Year Ended December 31	Nine Months Ended September 30
	2002	2001	2001
Balance at beginning of period	$66.2	$65.4	$65.4
Provision for losses	36.4	80.8	59.3
Credit losses net of recoveries	(35.6)	(80.0)	(58.6)
Balance at end of period	$67.0	$66.2	$66.1
Ratios:

Net losses to average net receivables and equipment on operating leases (annualized for September 30, 2002 and 2001)	1.49%	2.20%	2.11%

Allowance for losses to period-end net receivables and equipment on operating leases	2.07%	1.98%	1.89%

Period-end retail receivables and leases past due (over 60 days) to period-end retail and lease receivables	1.97%	3.11%	3.48%

The level of credit losses in the future is dependent on various factors including, among other things, overall economic conditions, fuel prices and other operating costs for customers, freight volumes and used truck values.

Funding and Liquidity:

Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public.  In 2000, the Company filed a shelf registration statement under which $2,500.0 of medium-term notes could be issued as needed. As of September 30, 2002, $830.0 of such securities were available for issuance.

The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, lines of credit, access to public and private debt markets, and other financial resources.  The decrease in net borrowings to $2,546.5 at September 30, 2002 from $2,740.1 at December 31, 2001 is due to collections exceeding the origination of finance and other receivables.

Syndicated Credit Facilities

	Nine Months Ended September 30	Year Ended December 31
	2002	2001
Available for PACCAR and other PACCAR affiliates	$1,275.0	$1,825.0
Available for use by the Company	975.0	1,525.0

The Company participates with PACCAR and other PACCAR affiliates in syndicated credit facilities of $1,275.0 at September 30, 2002 of which $975.0 is available for use by the Company. In the third quarter 2002, the Company replaced a maturing credit facility of $1,050.0 with a credit facility of $500.0 reflecting reduced requirements.  The Company is liable only for its own borrowings under these credit facilities. The credit facilities mature as follows, $500.0 and $775.0 in 2003 and 2004, respectively.  There were no borrowings under these credit facilities in the nine months ended September 30, 2002 or the year ended December 31, 2001.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s 2001 Annual Report on Form 10-K continues to be relevant.

Forward Looking Statements:

Certain information presented in this Form 10-Q contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that may affect actual results. The risks and uncertainties include, but are not limited to national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in costs and availability of external funding sources; and legislation and governmental regulation.

Item 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2002.  For additional information, refer to Item 7a of the Company’s December 31, 2001 Annual Report on Form 10-K.

Item 4.                       CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II—OTHER INFORMATION

For items 1, 2, 3, 4 and 5, there was no reportable information during the nine months ended September 30, 2002.

Item 6.                       EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

          (b)     There were no reports on Form 8-K for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	November 8, 2002	By	/s/ J. Michael Rankin

J. Michael Rankin
Acting President
(Authorized Officer)

		By	/s/ Barry E. Prather

Barry E. Prather
Controller
(Chief Accounting Officer)

CERTIFICATIONS

I, Mark C. Pigott, Chairman, certify that:

1.                           I have reviewed this quarterly report on Form 10-Q of PACCAR Financial Corp.;

2.                           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 8, 2002
/s/ Mark C. Pigott
Mark C. Pigott
Chairman
(Principal Executive Officer)

I, Michael A. Tembreull, Vice Chairman, certify that:

1.                           I have reviewed this quarterly report on Form 10-Q of PACCAR Financial Corp.;

2.                           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 8, 2002
/s/ Michael A. Tembreull
Michael A. Tembreull
Vice Chairman
(Principal Financial Officer)

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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2002 and 2001.

12.2

Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine-month periods ended September 30, 2002 and 2001.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2002 and 2001.

99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.