Form 10-K
period 2002-12-31
PACCAR FINANCIAL CORP
filed 2003-03-10
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For transition period from to

Commission File No. 0-12553

PACCAR FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 106th Avenue N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Series J Medium-Term Notes
$25 Million Due July 15, 2003	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002:

None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003:

None

The number of shares outstanding of the registrant’s classes of common stock as of February 28, 2003:

Common Stock, $100 par value — 145,000 shares

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR Financial Corp.

(Millions of Dollars)

PART I

ITEM 1.          BUSINESS

GENERAL

PACCAR Financial Corp.

PACCAR Financial Corp. (the “Company”) is a Washington corporation organized in 1961 as a wholly-owned subsidiary of PACCAR Inc (“PACCAR”) to finance the sale of PACCAR products. The Company provides financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer network in the United States. The Company also finances dealer inventories of transportation equipment and franchises PACCAR dealerships to engage in full-service and finance leasing.

In 2000, PACCAR Inc reorganized its U. S. finance and leasing operations to improve operating efficiency and to minimize funding costs. Effective May 1, 2000, PACCAR transferred the stock of the Company to PACCAR Financial Services Corporation (“PFSC”), a wholly-owned subsidiary of PACCAR. In addition, effective May 1, 2000, PACCAR Leasing Corporation (“PLC”), another wholly-owned subsidiary of PACCAR, was merged into the Company. The merger was accounted for as a combination of entities under common control and treated for accounting purposes in a manner similar to a “pooling of interests”. Since both subsidiaries are wholly-owned by PACCAR, no consideration was exchanged to effect the merger.

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

PACCAR and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates. These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. Commercial trucks and related replacement parts comprise the largest segment of PACCAR’s business, accounting for 93% of total 2002 net sales and revenues.

PACCAR, through its Peterbilt and Kenworth Divisions, competes in the North American medium duty (Class 6/7) markets primarily with conventional models. These medium-duty trucks are assembled at PACCAR’s Ste. Therese, Quebec plant and at PACCAR’s facility in Mexicali, Mexico. This line of business represents a small but increasing percentage of PACCAR’s North American sales. PACCAR competes in the European light/medium (6 to 15 metric ton) commercial vehicle market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries.

Substantially all trucks and related parts are sold to dealers, which are independent except for a small number of factory branches.  The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada.  The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia.  The DAF and Foden nameplates are marketed and distributed by foreign subsidiaries headquartered in the Netherlands and United Kingdom, respectively.  A U.S. division, PACCAR International, also markets all four nameplates outside each of their primary markets.  The decision to operate as a subsidiary or as a division is incidental to Truck Segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2002. PACCAR’s share of that market was 23.6% of retail sales in 2002. In Europe there were five other principal competitors in the commercial vehicle market in 2002, including parent companies to two competitors of PACCAR in the United States. PACCAR’s subsidiary, DAF, had a 12.0% share of the Western European heavy-duty market and a 8.6% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Mexico, Canada, Australia, the United Kingdom, the Netherlands, Belgium, Germany, France, Italy and Spain through other wholly-owned finance companies. PACCAR also conducts full-service leasing operations through wholly-owned subsidiaries in Canada and Mexico.

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

BUSINESS OF THE COMPANY

The Company operates primarily in one industry segment, truck and related equipment financing in the United States. The Company provides financing to customers and dealers for new Kenworth and Peterbilt trucks, used trucks, truck trailers and allied equipment such as mixer and dump bodies attached to trucks. In addition, the Company franchises PACCAR dealerships to engage in full-service and finance leasing as members of the PacLease system. The Company also, in selected markets, engages in full-service leasing directly with its customers through Company-owned stores and on a limited basis through PACCAR dealerships.

The Company currently conducts business with most PACCAR dealers. The volume of the Company’s business is significantly affected by PACCAR’s sales of trucks to its dealers and competition from other financing sources.

As of December 31, 2002, the Company employed 292 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

The Company’s Products

Retail Receivables

Retail Contracts  The Company purchases contracts from dealers and receives assignments of the contracts and a first lien security interest in the vehicles financed (“Retail Contracts”). Certain retail contracts with third party leasing companies may also include an assignment to the Company of the related lease and rental payments due. Retail Contracts purchased by the Company have fixed or floating interest rates.

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

Wholesale Contracts

The Company provides wholesale financing for new and used truck and trailer inventories for dealers (“Wholesale Contracts”). Wholesale Contracts are secured by the inventories financed. The amount of credit extended by the Company for each truck is generally limited to the invoice price of new equipment and to the wholesale value of used equipment. Interest under Wholesale Contracts is based upon floating interest rates.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

At December 31, 2002 the largest single customer for retail contracts, direct loans or leases represented 1.7% of the Company’s gross receivables and the five largest such customers collectively amounted to 4.0% of gross receivables.

At December 31, 2002, the Company had Master Note contracts outstanding with six dealer groups. Master Note borrowings totaled 4.5% of the Company’s gross receivables, while the largest Master Note dealer’s borrowings amounted to 3.0% of the Company’s gross receivables. Master Notes are secured by numerous retail installment contracts, which, in effect, reduces the amount of dealer concentration.

With respect to wholesale financing, at December 31, 2002, the largest single dealer group accounted for 1.0% of the Company’s gross receivables, and the five largest dealer groups collectively accounted for 3.3% of gross receivables.

At December 31, 2002, the largest single full-service leasing franchise group accounted for 1.4% of the Company’s gross receivables, and the five largest full-service leasing franchise groups collectively accounted for 4.6% of gross receivables.

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

For discussion of the allowance for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2000-2002.”

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

The ability of the Company to compete in its market is principally based on the rates and terms that the Company offers dealers and retail purchasers, as well as the specialized services it provides. Rates and terms are based on the Company’s desire to provide flexible financing that meets dealer and customer financing needs, the ability of the Company to borrow funds at competitive rates and the Company’s need to earn an adequate return on its invested capital. The Company’s business is also affected by changes in market interest rates, which in turn are related to general economic conditions, demand for credit, inflation and governmental policies. Seasonality is not a significant factor in the Company’s business.

The volume of receivables available to be acquired by the Company from dealers is largely dependent upon the number of Kenworth and Peterbilt trucks sold. Domestic sales of medium- and heavy-duty trucks depend on the capital equipment requirements of the transportation industry, which in turn are influenced by economic growth and cyclical variations in the economy. Medium- and heavy-duty truck sales are also sensitive to economic factors such as fuel costs, interest rates, federal excise and highway use taxes and taxation of the acquisition and use of capital goods.

REGULATION AND SIMILAR MATTERS

In certain states, the Company is subject to retail installment sales or installment loan statutes and related regulations, the terms of which vary from state to state.  These laws may require the Company to be licensed as a sales finance company and may regulate disclosure of finance charges and other terms of retail installment contracts.  The Company is subject to substantive state franchise regulations and federal and state uniform franchise disclosure laws in connection with the offering of PacLease full service truck leasing and rental franchises to PACCAR truck dealers.  The Company also owns and operates several such truck leasing and rental business locations, which are subject to applicable state licensing laws.  The Company is subject to state insurance regulations in connection with its licensed insurance salesmen.  The Company is also subject to some of the provisions of federal law relating to non-discrimination in the granting of credit.

SOURCES OF FUNDS

The Company obtains funds primarily from borrowings in the capital markets and collections on loans and leases and to a lesser extent retained earnings and capital contributions from PFSC. The Company’s profitable acquisition of additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that range from 12 to 84 months.

To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are funded primarily with publicly offered medium-term notes and commercial paper. Interest rate swaps are combined with commercial paper or floating rate medium-term notes to convert floating rate debt to fixed rate debt. Floating rate assets are funded primarily with commercial paper with maturities of three months or less and floating rate medium-term notes. As a result, the Company’s interest margin on existing business does not change significantly as interest rates change.

The Company enters into interest rate contracts as a tool to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources - commercial paper and medium-term notes. Fixed rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. As of December 31, 2002, the total notional principal amount of interest rate swap contracts outstanding was $1,692.7, all of which result in a fixed rate payment obligation. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company’s risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial. The permitted types of interest rate contracts, their transaction limits and related approval authorizations have been established by the Company’s senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company’s senior management.

Effective January 1, 2001, the Company adopted Financial Accounting Standard (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all interest rate contracts (derivative instruments) be recorded on the Balance Sheet at fair value. The adoption of FAS 133 on January 1, 2001 resulted in a cumulative increase to net income of $.4, net of related income tax effects of $.3, and a cumulative reduction to Other Comprehensive Income of $14.6, net of related income tax effects of $9.2. See “Note E - Derivative Financial Instruments” in the Notes to Financial Statements.

The Company participates with PACCAR and other PACCAR affiliates in syndicated credit facilities of $1,275.0 at December 31, 2002 which is entirely available for use by the Company.  The Company is liable only for its own borrowings under these credit facilities.  The credit facilities mature as follows, $500.0 and $775.0 in 2003 and 2004, respectively.  There were no borrowings under these credit facilities in the years ended December 31, 2001 or 2002.

As of December 31, 2002, the Company had $1,484.0 of medium-term notes and other fixed rate borrowings outstanding, $634.0 of which are due within 12 months. See “Note F - Borrowings” in the Notes to Financial Statements for medium-term note maturities.

An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company’s medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of financing business. The Company receives administrative support from and pays dividends to PFSC and may occasionally borrow funds from or lend money to PACCAR and/or its affiliates. Since the directors of the Company are all executives of PACCAR or its affiliated companies and PACCAR is the sole owner of PFSC’s outstanding voting common stock, PACCAR can determine the course of the Company’s business. See “Note D - Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. As of December 31, 2002, PFSC employed 154 full-time employees, none of whom are represented by a collective bargaining agent. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio was met for the year ended December 31, 2002 and for the years ended December 31, 1998 - 2000 without assistance. In order to maintain the ratio of 1.25 to 1 in 2001, PACCAR provided earnings support by assuming $17.0 of the Company’s interest expense. See “Note D - Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

OTHER DISCLOSURES

The Company’s filings on Form 10-K, 10-Q and 8-K and any amendments to those reports can be reached through a link on PACCAR Inc’s website www.paccar.com free of charge as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2.          PROPERTIES

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 106th Avenue N.E., Bellevue, Washington 98004. The Company owns two full-service leasing facilities in Texas.

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

A cash dividend in the amount of $11.0 was declared and paid in the second quarter of 2002. There were no cash dividends paid to PFSC or PACCAR during 2001 or 2000.

ITEM 6.          SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company. The information with respect to each of the five years in the period ended December 31, 2002 has been derived from the Company’s audited financial statements.

Balance Sheet Data

	As of December 31
	2002	2001	2000	1999	1998

Total Assets	$3,511.5	$3,562.6	$4,119.4	$3,732.3	$3,027.5
Total Liabilities	2,955.6	3,039.6	3,597.2	3,260.0	2,618.4
Total Stockholder’s Equity	555.9	523.0	522.2	472.3	409.1

Income Statement Data
	Year ended December 31
	2002	2001	2000	1999	1998
Interest and other revenue	$283.1	$335.6	$367.4	$298.3	$262.4

Total expenses before assumption of interest expense by PACCAR	238.1	327.7	313.4	236.7	215.1
Assumption of interest expense by PACCAR (1)	—	(17.0)	—	—	—
Total expenses	238.1	310.7	313.4	236.7	215.1

Income before income taxes	45.0	24.9	54.0	61.6	47.3
Income taxes	17.7	9.7	21.0	23.8	18.7

Income before cumulative effect of accounting change	27.3	15.2	33.0	37.8	28.6
Cumulative effect of accounting change (net of tax)	—	.4	—	—	—

Net income	$27.3	$15.6	$33.0	$37.8	$28.6

Ratio of Earnings to Fixed Charges Pursuant to SEC reporting Requirements (2)	1.39x	1.16x	1.26x	1.40x	1.37x

Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	1.53x	1.25x	1.31x	1.46x	1.45x

(1)          In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support of $17.0 through the assumption of the Company’s interest expense. No earnings support was provided in 2002 or for the years ending December 31, 1998 - 2000.

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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 2000 – 2002 (Millions of Dollars)

Results of Operations

	Year ended December 31
	2002	2001	2000
Average earning assets	$3,214.1	$3,629.3	$3,948.9
Interest and other revenue	283.1	335.6	367.4
Income before taxes	45.0	24.9	54.0
Net income	$27.3	$15.6	$33.0
Allowance for Losses:
Balance at beginning of year	$66.2	$65.4	$60.7
Provision for losses	42.2	80.8	36.4
Credit losses net of recoveries	(41.5)	(80.0)	(31.7)
Balance at end of year	$66.9	$66.2	$65.4

Ratios:
Credit losses net of recoveries to average net receivables and equipment on operating leases	1.29%	2.20%	.80%
Allowance for losses to year-end net receivables and equipment on operating leases	2.04%	1.98%	1.63%
Year-end retail receivables and leases past due (over 60 days) to year-end retail contracts and lease receivables	1.91%	3.11%	3.35%

2002 Compared to 2001:

The Company’s net income increased 75% to $27.3 in 2002 from $15.6 in 2001. Interest and other revenue declined 16% to $283.1 over the same period due to lower earning assets and lower interest rates. Although the Company’s 2002 market share and new loan volume exceeded 2001 levels, new loan volume was surpassed by higher collections on accounts resulting in average earning assets decreasing 11% in 2002 to $3,214.1 from $3,629.3 in 2001. Interest and other borrowing expense, before the Support Agreement interest expense assumption of $17.0 by PACCAR in 2001, decreased 33% in 2002 to $118.9 due to lower debt balances and interest rates. Depreciation, related to operating leases, increased 26% in 2002 to $15.3 from $12.1 in 2001 due to higher operating lease assets. Equipment on operating leases increased 135% from $52.0 to $122.3 at December 31, 2001 and 2002, respectively, as a result of higher new operating lease volume in 2002 compared with prior years. The provision for losses on receivables decreased 48% to $42.2 in 2002 compared to $80.8 in 2001 as a result of lower credit losses. In 2002 the Company experienced lower levels of past dues and repossessions as well as a lower loss per repossession compared with 2001.

The Company and PACCAR are parties to a Support Agreement which obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The required ratio for the year ended December 31, 2002 was met without assistance. In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support by assuming $17.0 of the Company’s interest expense. Without earnings support the Company’s net income would have been $5.1. The required ratio for the year ended December 31, 2000 was met without assistance.

2001 Compared to 2000:

The Company’s net income declined 53% to $15.6 in 2001 from $33.0 in 2000. Interest and other revenue decreased 9% over the same period to $335.6 due to lower earning assets and lower interest rates. Average earning assets decreased 8% in 2001 to $3,629.3 from $3,948.9 in 2000 due to lower new loan volume, which was less than collections on accounts. The provision for losses on receivables more than doubled to $80.8 in 2001 compared to $36.4 in 2000 due to credit losses. The Company experienced high levels of past dues and repossessions as well as a higher loss per repossession due to lower used truck prices.

Company Outlook

The outlook for the Company is dependent on the level of credit losses experienced, as well as the generation of new business.  An extended period of general economic weakness, as well as high fuel and insurance costs, could exert pressure on the profit margins of truck operators and result in a return to higher repossessions and higher credit losses.  In the U.S., fleet bankruptcy filings continue at a high level and many trucking companies are financially weak.  In early 2000, the Company adjusted credit granting policies to reflect the more difficult market.  These conservative credit policies as well as continued strength in used truck prices contributed to the reduction in credit losses in the second half of 2002.  Truck production in 2003 could continue at levels similar to 2002, which if achieved, would likely result in an average earning asset level comparable to 2002.

Funding and Liquidity

The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In 2000, the Company filed a shelf registration statement under which $2,500.0 of medium-term notes could be issued as needed. As of December 31, 2002, $630.0 of such securities were available for issuance.

The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, lines of credit, access to public and private debt markets, and other financial resources. The decrease in borrowings to $2,604.6 at December 31, 2002 from $2,740.1 at December 31, 2001 was due to collections exceeding the origination of finance and other receivables.

The following summarizes the Company’s contractual cash commitments at December 31, 2002:

	Maturity
	Less than One Year	More than One Year	Total
Borrowings	$1,754.6	$850.0	$2,604.6
Operating Leases	.8	1.5	2.3
Total	$1,755.4	$851.5	$2,606.9

As described in Note F to the financial statements, Borrowings consist primarily of term debt and commercial paper. Operating leases consist of offices of the Company located on leased premises and office equipment. In addition, the Company had loan and lease commitments of $117.4 expiring within one year. These commitments represent commitments to fund new retail and lease contracts.

Critical Accounting Policies

In the preparation of the Company’s financial statements, in accordance with Generally Accepted Accounting Principles, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented.  The following are accounting policies which, in the opinion of management, are particularly sensitive and which, if actual results are different, may have a material impact on the financial statements.

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

The establishment of credit loss reserves on financial services receivables are dependent on estimates including assumptions regarding past dues, repossession rates and the recovery rate on the underlying collateral. The Company believes its reserve setting policies adequately take into account the known risks inherent in the financial services portfolio. If there are significant variations in the actual results from those estimates, the provision for credit losses and operating earnings may be adversely impacted. See “Note A - Summary of Accounting Policies” in the Notes to Financial Statements.

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

The following is a sensitivity analysis for the Company’s derivatives that have interest rate risk. These instruments are held for other than trading purposes. The gains or losses in the following table represent the changes in the financial instruments’ fair values that would result from a 100 basis point increase of the current market rate at December 31, 2002 and 2001.

Fair Value Gains (Losses)
(Millions of Dollars)
	Year ended December 31
	2002	2001

Assets
Retail notes, contracts and wholesale financing, net of unearned interest, less allowance for losses	$(23.9)	$(27.6)

Liabilities
Long-term debt	.5	3.3
Interest rate swaps related to financial services debt	20.1	18.4

Total	$(3.3)	$(5.9)

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K,” are included following this page.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors

PACCAR Financial Services Corporation and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Financial Services Corporation) as of December 31, 2002 and 2001, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, the Company adopted Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001.

/s/ Ernst & Young LLP

Seattle, Washington
February 18, 2003

PACCAR Financial Corp.

STATEMENTS OF INCOME AND RETAINED EARNINGS

(Millions of Dollars)

	Year ended December 31
	2002	2001	2000

INTEREST AND OTHER REVENUE	$283.1	$335.6	$367.4

Interest and other borrowing expenses (1)	118.9	159.5	210.1
Depreciation related to operating leases	15.3	12.1	9.1
Insurance claims and underwriting expenses	11.7	10.3	8.4
Operating expenses at company owned leasing facilities	7.1	5.8	5.8
Selling, general and administrative expenses	42.9	42.2	43.6
Provision for losses on receivables	42.2	80.8	36.4

TOTAL EXPENSES	238.1	310.7	313.4

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	45.0	24.9	54.0

Income taxes	17.7	9.7	21.0

NET INCOME BEFORE ACCOUNTING CHANGE	27.3	15.2	33.0

Cumulative effect of accounting change (net of tax)	—	.4	—

NET INCOME	27.3	15.6	33.0

RETAINED EARNINGS AT BEGINNING OF YEAR	409.7	394.1	361.1
Cash dividends paid	11.0	—	—

RETAINED EARNINGS AT END OF YEAR	$426.0	$409.7	$394.1

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements

(1)                                  Interest and other borrowing expense for the year ended December 31, 2001 after the assumption of interest expense of $17.0 by PACCAR. See “Note D - Transactions with PACCAR and Affiliates.”

PACCAR Financial Corp.

BALANCE SHEETS
(Millions of Dollars)
	As of December 31
	2002	2001

ASSETS

Cash	$9.9	$18.5
Finance and other receivables, net of allowance for losses of $66.9 ($66.2 in 2001)	3,156.2	3,289.1
Loans to PACCAR Inc and affiliates	192.0	163.2
Equipment on operating leases, net of depreciation of $26.8 ($21.9 in 2001)	122.3	52.0
Equipment held for sale	10.6	17.1
Other assets	20.5	22.7

TOTAL ASSETS	$3,511.5	$3,562.6

LIABILITIES

Accounts payable and accrued expenses	$63.7	$55.8
Payable for finance receivables acquired	50.5	30.5
Derivative liability	52.2	52.0
Commercial paper	1,120.6	1,274.5
Medium-term notes and other borrowings	1,484.0	1,465.6
Income taxes - current and deferred	184.6	161.2

TOTAL LIABILITIES	$2,955.6	$3,039.6

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Paid-in capital	116.0	99.5
Retained earnings	426.0	409.7
Accumulated other comprehensive loss	(31.6)	(31.7)

TOTAL STOCKHOLDER’S EQUITY	555.9	523.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,511.5	$3,562.6

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS
(Millions of Dollars)
	Year ended December 31
	2002	2001	2000

OPERATING ACTIVITIES

Net income	$27.3	$15.6	$33.0
Items included in net income not affecting cash:
Provision for losses on receivables	42.2	80.8	36.4
Deferred taxes provision	25.2	7.6	28.7
Depreciation and amortization	21.9	17.6	15.2
Increase (decrease) in payables and other	3.1	(25.5)	1.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	119.7	96.1	114.5

INVESTING ACTIVITIES

Finance and other receivables originated	(1,185.3)	(1,067.5)	(1,796.5)
Collections on finance and other receivables	1,422.1	1,507.6	1,338.6
Net (increase) decrease in wholesale receivables	(121.4)	139.6	26.9
Net increase in loans to PACCAR Inc and affiliates	(28.8)	(100.3)	(20.8)
Acquisition of equipment	(96.2)	(18.8)	(28.1)
Proceeds from disposal of equipment	8.4	9.0	9.2

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1.2)	469.6	(470.7)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper and other short-term borrowings	(153.9)	(535.0)	105.1
Proceeds from medium-term notes and other borrowings	845.0	425.0	795.0
Payments of medium-term notes and other borrowings	(826.6)	(461.7)	(549.9)
Dividends paid	(11.0)	—	—
Payment of advances from (to) PACCAR Inc	2.9	(5.0)	(4.8)
Capital contributions	16.5	16.9	16.9

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(127.1)	(559.8)	362.3

NET (DECREASE) INCREASE IN CASH	(8.6)	5.9	6.1

CASH AT BEGINNING OF YEAR	18.5	12.6	6.5

CASH AT END OF YEAR	$9.9	$18.5	$12.6

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

Finance receivables are considered impaired and recognition of income is suspended when management determines that collection of future income is not probable (generally after 90 days past due). Recognition is resumed if the receivable becomes contractually current and collection doubts are removed.

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

The Company’s finance and other receivables are as follows:

	Year ended December 31
	2002	2001
Retail notes and contracts due within:
One year	$885.5	$1,000.5
Two years	588.4	634.5
Three years	389.7	450.5
Four years	193.8	227.4
Five years and beyond	89.8	74.9
	2,147.2	2,387.8
Wholesale financing	308.5	187.1
Direct financing leases (including residual values of $51.5 in 2002 and $59.5 in 2001)	880.6	950.7
Interest and other receivables	30.4	35.3

	3,366.7	3,560.9

Less allowance for losses	(66.9)	(66.2)

	3,299.8	3,494.7

Unearned interest:
Retail notes and contracts	(38.4)	(79.8)
Direct financing leases	(105.2)	(125.8)

	(143.6)	(205.6)

Finance and other receivables	$3,156.2	$3,289.1

Future minimum lease payments on direct financing leases totaled $829.1 at December 31, 2002 and are due as follows: $271.7 in 2003; $208.0 in 2004; $164.9 in 2005; $99.3 in 2006 and $85.2 in 2007 and beyond.

The allowance for losses on receivables is summarized as follows:

	Year ended December 31
	2002	2001

Balance at beginning of year	$66.2	$65.4
Provision for losses	42.2	80.8
Credit losses, net of recoveries	(41.5)	(80.0)

Balance at end of year	$66.9	$66.2

At December 31, 2002 and 2001, the recorded investments in retail notes and contracts that were considered to be impaired were $49.4 and $85.9, respectively. Included in the allowance for losses were specific reserves of $12.1 and $32.4 on these impaired notes and contracts. The average recorded investment in impaired notes and contracts during the years ended December 31, 2002 and 2001, was $63.2 and $102.7, respectively. The Company recognized interest income of $1.2, $2.4 and $1.4 for the years ended December 31, 2002, 2001 and 2000, respectively, on those impaired loans, all of which was recognized using the cash basis method of income recognition.

NOTE C—EQUIPMENT ON OPERATING LEASES

Terms of operating leases range up to 60 months. Future annual minimum rental payments to be received for transportation equipment on non-cancelable operating leases beginning January 1, 2003 were: $17.3 in 2003; $13.4 in 2004; $10.3 in 2005; $3.8 in 2006 and $.2 in 2007. Interest and other revenue includes contingent rentals of $7.2, $6.3 and $6.4 in 2002, 2001 and 2000, respectively.

NOTE D—TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the years ended December 31, 2002 and 2000 was met without assistance. In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support by assuming $17.0 of the Company’s interest expense. Without earnings support the Company would have earned net income of $5.1.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $16.5, $16.4 and $16.5 in 2002, 2001 and 2000, respectively, were charged to the Company. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. A cash dividend in the amount of $11.0 was declared and paid in the second quarter of 2002. There were no cash dividends paid during 2001 or 2000.

The Company’s employees are covered by a defined benefit pension plan, an unfunded post-retirement medical and life insurance plan, and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets, defined benefit accumulated plan benefits and defined contribution plan benefits relating to the Company have not been made. Expenses charged to the Company by PACCAR for these plans were $1.8, $1.8, and $1.6 for years 2002, 2001 and 2000, respectively.

Financing and cash management is partly provided through unsecured short-term advances to and from PACCAR. Net interest paid to PACCAR was $.1, $.1 and $.6 in 2002, 2001 and 2000, respectively.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $38.7 and $20.3 at December 31, 2002 and 2001, respectively. Loans outstanding from PACCAR were $2.9 at December 31, 2002. There were no loans outstanding from PACCAR at December 31, 2001.

PACCAR has issued letters of credit in the amount of $6.1 on behalf of the Company to guarantee funds for payment to insured franchises and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $153.3 and $142.9 in loans outstanding to foreign affiliates operating in the United Kingdom, the Netherlands and Mexico at December 31, 2002 and 2001, respectively. There were no loans outstanding to other foreign affiliates for those periods. Interest income earned on affiliate loans was $3.3, $3.0 and $2.5 in 2002, 2001 and 2000, respectively.

Included within accounts payable and accrued expenses is $2.0 and $6.7 payable to PACCAR’s truck divisions at December 31, 2002 and 2001, respectively.

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

NOTE E—DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not engage in derivatives trading, market-making or other speculative activities. The Company enters into derivative financial agreements as hedging transactions to manage certain exposures to fluctuations in interest rates and foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company in the normal course of business enters into various interest-rate contracts, including interest-rate and currency swaps. Interest-rate contracts generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal. These contracts are used to manage exposures to fluctuations in interest rates. Net amounts paid or received are reflected as adjustments to interest expense. At December 31, 2002 the Company had 93 interest rate swaps outstanding with various financial institutions. The notional amount of these contracts totaled $1,692.7 with amounts expiring annually over the next five years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. The Company has established minimum credit ratings of the counterparties and limits its exposure to any one counterparty. Management believes that the risk of nonperformance by the counterparties is very low.

Floating to fixed rate swaps effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rate debt. Notional maturities for the five years beginning January 1, 2003 are $723.4, $554.3,

$286.0,  $84.5 and $44.5. The weighted average pay rate of 4.63% approximates the Company’s net cost of funds. The weighted average receive rate of 1.55% offsets rates on associated debt obligations.

All derivatives are reported at fair value as “Other assets” or “Derivative liability” in the accompanying balance sheets. The gain or loss on the effective portion of derivatives that have been designated as cash flow hedging instruments arising from the change in fair value is initially reported in OCI. The remaining gain or loss, if any, is recognized currently in earnings. Hedge ineffectiveness was immaterial. Amounts in accumulated OCI are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings. Net gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Of the accumulated net loss included in OCI as of December 31, 2002, $26.0 is expected to be reclassified to net income in 2003. The fixed interest earned on finance receivables will offset the amount recognized in interest expense resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

NOTE F—BORROWINGS

Borrowings are summarized as follows:

	Effective Rate*	As of December 31,
		2002	2001

Commercial paper	3.71%	$1,120.6	$1,274.5
Fixed rate medium-term notes	6.43%	105.0	300.0
Floating rate medium-term notes	3.57%	1,375.0	1,150.0
Other fixed rate borrowings	5.64%	4.0	15.6

Total	3.75%	$2,604.6	$2,740.1

*The effective rate is the weighted average rate as of December 31, 2002 and includes the effects of interest rate swap agreements.

Interest expense on borrowings, before the interest expense assumption of $17.0 in 2001 by PACCAR, amounted to $114.7, $171.5, and $205.5 for 2002, 2001 and 2000, respectively.

Principal amounts of medium-term notes and other fixed rate borrowings due over the next five years beginning January 1, 2003 are $634.0 in 2003, $800.0 in 2004, and $50.0 in 2005.

At December 31, 2002, there was $630.0 of medium-term debt available for issuance under a currently outstanding shelf registration statement.

Cash paid for interest (net of swap interest received) was $120.9 in 2002, $165.0 in 2001 and $208.1 in 2000.

NOTE G—CREDIT ARRANGEMENTS

The Company participates with PACCAR and other PACCAR affiliates in syndicated bank line of credit facilities of $1,275.0 at December 31, 2002 which are entirely available for use by the Company. These credit facilities are used to provide backup liquidity for the Company’s short-term borrowings. The Company is liable only for its own borrowings under this credit facility.  There were no borrowings outstanding under these facilities at December 31, 2002 and 2001.

NOTE H—INCOME TAXES

The provision for income taxes consists of the following:

	Year ended December 31
	2002	2001	2000

Current provision (benefit)
Federal	$(9.0)	$.6	$(7.3)
State	1.6	1.9	(.4)
	(7.4)	2.5	(7.7)

Deferred provision	25.1	7.2	28.7

	$17.7	$9.7	$21.0

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2002	2001	2000

Tax at the statutory rate of 35%	$15.8	$8.7	$18.9
Effect of state income taxes	1.8	.9	2.0
Other	.1	.1	.1
	$17.7	$9.7	$21.0

Cash received for income taxes was $.2 in 2002, $4.4 in 2001 and $7.1 in 2000.

Deferred income tax assets and liabilities consisted of the following:

	As of December 31
	2002	2001
Deferred tax liabilities:
Asset capitalization and depreciation	$219.9	$202.8
State income tax	16.7	8.6
	236.6	211.4

Deferred tax assets:
Allowance for losses on receivables	(26.3)	(24.1)
Derivative liability	(19.6)	(19.7)
Other	(5.3)	(7.4)
	(51.2)	(51.2)

Net deferred tax liability	$185.4	$160.2

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

Commercial Paper, Medium-Term Notes and Other Fixed Rate Borrowings:  The carrying amounts of the Company’s commercial paper and floating rate medium-term notes approximates fair value. The fair value of the Company’s fixed rate medium-term notes and other fixed rate borrowings is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Instruments: Fair values for the Company’s interest-rate contracts are based on costs that would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties’ credit standing at current market interest rates.

Payables and Accrued Expenses: Carrying amounts approximate fair value and have been excluded from the accompanying table.

Financial instruments of the Company, where the recorded carrying amount is not at fair value, are as follows:

	As of December 31
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Net receivables	$2,367.8	$2,424.9	$2,443.3	$2,491.7
Fixed rate medium-term notes and other fixed rate borrowings	109.0	111.6	315.6	324.0

NOTE J—STOCKHOLDER’S EQUITY

Other Comprehensive Income

The components of other comprehensive income (loss) with the related tax effects are as follows:

	Pretax Amount	Tax Effect	Net Amount

2002
Net income	$45.0	$(17.7)	$27.3
Other comprehensive income (loss):
Loss on derivative contracts	(48.3)	18.5	(29.8)
Reclassification adjustment	48.5	(18.6)	29.9
Net other comprehensive income (loss)	.2	(.1)	.1
Total comprehensive income (loss)	$45.2	$(17.8)	$27.4

2001
Net income	$25.3	$(9.7)	$15.6
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative contracts	(23.8)	9.2	(14.6)
Loss on derivative contracts	(35.7)	13.6	(22.1)
Reclassification adjustment	8.1	(3.1)	5.0
Net other comprehensive income (loss)	(51.4)	19.7	(31.7)
Total comprehensive income (loss)	$(26.1)	$10.0	$(16.1)

Accumulated other comprehensive loss of $31.6 and $31.7 at December 31, 2002 and 2001, respectively, is comprised of the unrealized net loss on derivative contracts.

NOTE K—QUARTERLY RESULTS (Unaudited)

	QUARTER
	First	Second	Third	Fourth

2002

Interest and other revenue	$70.3	$70.0	$71.0	$71.8
Income before income taxes	3.6	8.8	14.7	17.9
Net income	2.1	5.4	8.9	10.9

2001

Interest and other revenue	$90.3	$85.7	$82.4	$77.2
Income before income taxes	4.7	1.8	.9	17.5
Net income	3.2	1.0	.5	10.9

In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support in the fourth quarter 2001 by assuming $17.0 of the Company’s interest expense. Without earnings support fourth quarter 2001 net income would have been $.4.

NOTE L—COMMITMENTS AND CONTINGENCIES

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

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.       CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of the Company are included in Item 8:

At December 31, 2002 and 2001 and for the Years Ended December 31, 2002, 2001 and 2000

                Statements of Income and Retained Earnings — Years Ended December 31, 2002, 2001 and 2000

                Balance Sheets —December 31, 2002 and 2001

                Statements of Cash Flows — Years Ended December 31, 2002, 2001 and 2000

                        Notes to Financial Statements — December 31, 2002

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

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2002

There were no reports on Form 8-K for the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President

Date: March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

	/s/ Mark C. Pigott	Chairman
Mark C. Pigott

(2)	Principal Financial Officer

	/s/ Michael A. Tembreull	Vice Chairman
Michael A. Tembreull

(3)	Principal Accounting Officer

	/s/ Barry E. Prather	Controller
Barry E. Prather

(4)	A Majority of the Board of Directors

/s/ Timothy M. Henebry
Timothy M. Henebry

Kenneth R. Gangl*
David J. Hovind*

*By	/s/ Timothy M. Henebry	.
Timothy M. Henebry
Attorney-in-fact

PACCAR Financial Corp.

CERTIFICATIONS

I, Mark C. Pigott, Chairman, certify that:

1.                           I have reviewed this annual report on Form 10-K of PACCAR Financial Corp.;

2.                           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 10, 2003
/s/ Mark C. Pigott
Mark C. Pigott
Chairman
(Principal Executive Officer)

PACCAR Financial Corp.

CERTIFICATIONS

I, Michael A. Tembreull, Vice Chairman, certify that:

1.                           I have reviewed this annual report on Form 10-K of PACCAR Financial Corp.;

2.                           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 10, 2003
/s/ Michael A. Tembreull
Michael A. Tembreull
Vice Chairman
(Principal Financial Officer)

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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 1998 - 2002.

12.2	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for each of the five years ended December 31, 1998 - 2002.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years ended December 31, 1998 - 2002.

23	Consent of Independent Auditors

25.1	Power of attorney of certain officers and directors

99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.