Form 10-Q
period 2003-03-31
PACCAR FINANCIAL CORP
filed 2003-05-12
CIK 731288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $100 par value—145,000 shares as of April 30, 2003

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I–FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2003	2002

Interest and fee income	$52.3	$59.4
Operating lease and rental income	10.1	6.3
Insurance premiums and other revenue	5.5	4.6

TOTAL INTEREST AND OTHER REVENUE	67.9	70.3

Interest and other borrowing expenses	23.8	32.9
Depreciation and other operating lease and rental expenses	7.2	4.4
Insurance claims and underwriting expenses	3.2	3.0
Selling general and administrative expenses	10.6	10.6
Provision for losses on receivables	6.1	15.8

TOTAL EXPENSES	50.9	66.7

INCOME BEFORE INCOME TAXES	17.0	3.6

Income taxes	6.6	1.5

NET INCOME	10.4	2.1

RETAINED EARNINGS AT BEGINNING OF PERIOD	426.0	409.7

RETAINED EARNINGS AT END OF PERIOD	$436.4	$411.8

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

Balance Sheets

(Millions of Dollars)

	March 31 2003	December 31 2002*

ASSETS	(Unaudited)

Cash	$19.1	$9.9
Finance and other receivables, net of allowance for losses of $66.9 ($66.9 in 2002)	3,089.5	3,156.2
Loans to PACCAR Inc and affiliates	197.4	192.0
Equipment on operating leases, net of depreciation of $30.7 ($26.8 in 2002)	123.4	122.3
Equipment held for sale	11.4	10.6
Other assets	22.7	20.5

TOTAL ASSETS	$3,463.5	$3,511.5

LIABILITIES

Accounts payable and accrued expenses	$63.9	$63.7
Payable for finance receivables acquired	50.9	50.5
Derivative liability	46.6	52.2
Commercial paper	999.3	1,120.6
Medium-term notes and other borrowings	1,536.8	1,484.0
Income taxes – current and deferred	189.8	184.6

TOTAL LIABILITIES	2,887.3	2,955.6

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Paid-in capital	121.1	116.0
Retained earnings	436.4	426.0
Accumulated other comprehensive loss	(26.8)	(31.6)

TOTAL STOCKHOLDER’S EQUITY	576.2	555.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,463.5	$3,511.5

*The December 31, 2002 balance sheet has been derived from the audited financial statements.

See Notes to Financial Statements.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2003	2002

OPERATING ACTIVITIES

Net income	$10.4	$2.1
Items included in net income not affecting cash:
Provision for losses on receivables	6.1	15.8
Deferred taxes provision	(5.9)	(4.0)
Depreciation and amortization	7.2	4.1
Increase in payables and other	11.1	5.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	28.9	23.3

INVESTING ACTIVITIES

Finance and other receivables originated	(211.8)	(215.9)
Collections on finance and other receivables	322.7	348.1
Net (increase) decrease in wholesale receivables	(54.2)	3.6
Net (increase) decrease in loans to PACCAR Inc and affiliates	(5.4)	14.1
Acquisition of equipment	(7.5)	(8.4)
Proceeds from disposal of equipment	1.5	1.2

NET CASH PROVIDED BY INVESTING ACTIVITIES	45.3	142.7

FINANCING ACTIVITIES

Net decrease in commercial paper and other short-term borrowings	(121.3)	(228.9)
Proceeds from medium-term notes and other borrowings	190.0	150.0
Payments of medium-term notes and other borrowings	(137.2)	(97.8)
Payment of advances from PACCAR Inc	(1.6)	—
Capital contributions	5.1	5.9

NET CASH USED IN FINANCING ACTIVITIES	(65.0)	(170.8)

NET INCREASE (DECREASE) IN CASH	9.2	(4.8)

CASH AT BEGINNING OF PERIOD	9.9	18.5

CASH AT END OF PERIOD	$19.1	$13.7

See Notes to Financial Statements.

Notes to Financial Statements	(Millions of Dollars)

NOTE A–Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2003 presentation.

NOTE B–Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the three months ended March 31, 2003 and full year 2002 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each fiscal year.

PACCAR Financial Services Corporation (“PFSC”) charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. There were no cash dividends declared or paid during the first three months of 2003 or 2002. A cash dividend in the amount of $11.0 was declared and paid during the second quarter 2002.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $45.0 and $38.7 at March 31, 2003 and December 31, 2002, respectively. Loans outstanding from PACCAR were $1.3 and $2.9 at March 31, 2003 and December 31, 2002, respectively.

PACCAR has issued letters of credit as of March 31, 2003 in the amount of $7.9 on behalf of the Company to guarantee funds for payment to insured franchisees and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $152.4 and $153.3 in loans outstanding to foreign affiliates operating in the United Kingdom, the Netherlands and Mexico at March 31, 2003 and December 31, 2002, respectively.

NOTE C–Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

NOTE D–Other Comprehensive Income

The components of other comprehensive income, net of related tax, were as follows:

	Three Months Ended March 31
	2003	2002
Net income	$10.4	$2.1
Other comprehensive income:
Unrealized net gain on derivative contracts	4.8	11.1
Net other comprehensive income	4.8	11.1
Total comprehensive income	$15.2	$13.2

Accumulated other comprehensive loss of $26.8 and $31.6 at March 31, 2003 and December 31, 2002, respectively, is comprised of the unrealized net loss on derivative contracts.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations:

The Company’s net income of $10.4 for the first three months of 2003 was $8.3 higher than the first three months of 2002.  The main contributor to the profit improvement was lower credit losses resulting in a lower provision for losses.  The provision for losses decreased by $9.7 to $6.1 in the first three months of 2003. Credit losses have improved due to fewer repossessions and higher used truck prices resulting in a lower loss per repossession. Also contributing to better earnings were higher margins earned on finance receivables and operating leases due to competitive market conditions and enhancements made to pricing and credit practices.

The following table summarizes the activity in the Company’s allowance for losses on receivables and presents related ratios:

Allowance for Losses

	Three Months Ended March 31 2003	Year Ended December 31 2002	Three Months Ended March 31 2002
Balance at beginning of period	$66.9	$66.2	$66.2

Provision for losses	6.1	42.2	15.8

Credit losses net of recoveries	(6.1)	(41.5)	(15.5)

Balance at end of period	$66.9	$66.9	$66.5

Ratios:

Credit losses net of recoveries to average net receivables and equipment on operating leases (annualized for March 31, 2003 and 2002)	0.77%	1.29%	1.95%

Allowance for losses to period-end net receivables and equipment on operating leases	2.08%	2.04%	2.07%

Period-end retail receivables and leases past due (over 60 days) to period-end retail contracts and lease receivables	2.15%	1.91%	2.85%

The level of credit losses in the future is dependent on various factors including, among other things, overall economic conditions, fuel prices and other operating costs for customers, freight volumes and used truck values.

Funding and Liquidity:

Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In 2000, the Company filed a shelf registration statement under which $2,500.0 of medium-term notes could be issued as needed. As of March 31, 2003, $440.0 of such securities were available for issuance. The Company plans to file a new shelf registration statement prior to the end of 2003.

The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, lines of credit, access to public and private debt markets, and other financial resources.

The Company participates with PACCAR and other PACCAR affiliates in syndicated credit facilities of $1,275.0 at March 31, 2003 which are entirely available for use by the Company. These credit facilities are used to provide backup liquidity for the Company’s short-term borrowings. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2003 and the year ended December 31, 2002.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s 2002 Annual Report on Form 10-K continues to be relevant.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2003.  For additional information, refer to Item 7a of the Company’s December 31, 2002 Annual Report on Form 10-K.

Item 4.           CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this quarterly report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including any consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

For items 1, 2, 3, 4 and 5, there was no reportable information during the three months ended March 31, 2003.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

(b)         There were no reports on Form 8-K for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 12, 2003	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President
(Authorized Officer)

		By	/s/ Barry E. Prather
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

Date	May 12, 2003
/s/ Mark C. Pigott
Mark C. Pigott
Chairman
(Principal Executive Officer)

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

Date	May 12, 2003
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

12.1         Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 2003 and 2002.

12.2         Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three-month periods ended March 31, 2003 and 2002.

12.3         Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 2003 and 2002.

99.1         Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

99.2         Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.