Form 10-Q
period 2003-06-30
PACCAR FINANCIAL CORP
filed 2003-08-08
CIK 731288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

Common Stock, $100 par value—145,000 shares as of July 31, 2003

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I–FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Interest and fee income	$51.2	$57.6	$103.5	$117.1
Operating lease and rental income	14.4	10.0	27.2	18.3
Insurance premiums and other revenue	5.4	4.8	10.9	9.4

TOTAL INTEREST AND OTHER REVENUE	71.0	72.4	141.6	144.8

Interest and other borrowing expenses	22.5	30.4	46.3	63.3
Depreciation and other operating lease and rental expenses	11.1	7.5	21.0	14.0
Insurance claims and underwriting expenses	3.0	3.0	6.2	6.0
Selling general and administrative expenses	10.2	10.5	20.8	21.1
Provision for losses on receivables	5.9	12.2	12.0	28.0

TOTAL EXPENSES	52.7	63.6	106.3	132.4

INCOME BEFORE INCOME TAXES	18.3	8.8	35.3	12.4

Income taxes	7.1	3.4	13.7	4.9

NET INCOME	11.2	5.4	21.6	7.5

RETAINED EARNINGS AT BEGINNING OF PERIOD	436.4	411.8	426.0	409.7
Cash dividends paid	—	11.0	—	11.0

RETAINED EARNINGS AT END OF PERIOD	$447.6	$406.2	$447.6	$406.2

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets

(Millions of Dollars)

	June 30 2003	December 31 2002*
	(Unaudited)
ASSETS

Cash	$18.2	$9.9
Finance and other receivables, net of allowance for losses of $67.1 ($66.9 in 2002)	3,011.0	3,156.2
Loans to PACCAR Inc and affiliates	313.5	192.0
Equipment on operating leases, net of depreciation of $34.6 ($26.8 in 2002)	152.2	122.3
Equipment held for sale	8.7	10.6
Other assets	21.4	20.5

TOTAL ASSETS	$3,525.0	$3,511.5

LIABILITIES

Accounts payable and accrued expenses	$60.8	$63.7
Payable to dealers	49.2	50.5
Derivative liability	43.4	52.2
Commercial paper	923.3	1,120.6
Medium-term notes and other borrowings	1,655.0	1,484.0
Income taxes – current and deferred	201.4	184.6
TOTAL LIABILITIES	2,933.1	2,955.6

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Paid-in capital	124.7	116.0
Retained earnings	447.6	426.0
Accumulated other comprehensive loss	(25.9)	(31.6)
TOTAL STOCKHOLDER’S EQUITY	591.9	555.9
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,525.0	$3,511.5

*The December 31, 2002 balance sheet has been derived from the audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Six Months Ended June 30	2003	2002

OPERATING ACTIVITIES

Net income	$21.6	$7.5
Items included in net income not affecting cash:
Provision for losses on receivables	12.0	28.0
Provision for deferred taxes	(12.0)	(1.1)
Depreciation and amortization	15.3	9.2
Increase in payables and other	19.5	24.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	56.4	68.3

INVESTING ACTIVITIES

Finance and other receivables originated	(523.1)	(518.9)
Collections on finance and other receivables	670.6	690.0
Net increase in wholesale receivables	(11.3)	(45.7)
Net (increase) decrease in loans to PACCAR Inc and affiliates	(121.5)	43.8
Acquisition of equipment	(45.1)	(30.4)
Proceeds from disposal of equipment	2.1	4.1

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(28.3)	142.9

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper and other short-term borrowings	(197.3)	38.8
Proceeds from medium-term notes and other borrowings	430.0	495.0
Payments of medium-term notes and other borrowings	(259.0)	(750.7)
Dividends paid	—	(11.0)
Payment of advances from PACCAR Inc	(2.2)	—
Capital contributions	8.7	9.1

NET CASH USED IN FINANCING ACTIVITIES	(19.8)	(218.8)

NET INCREASE (DECREASE) IN CASH	8.3	(7.6)

CASH AT BEGINNING OF PERIOD	9.9	18.5

CASH AT END OF PERIOD	$18.2	$10.9

See Notes to Financial Statements.

Notes to Financial Statements	(Millions of Dollars)

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

NOTE B–Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the six months ended June 30, 2003 and full year 2002 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each fiscal year.

PACCAR Financial Services Corporation (“PFSC”) charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. There were no cash dividends declared or paid during the first six months of 2003. A cash dividend in the amount of $11.0 was declared and paid during the second quarter 2002.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $48.1 and $38.7 at June 30, 2003 and December 31, 2002, respectively. Loans outstanding from PACCAR were $.7 and $2.9 at June 30, 2003 and December 31, 2002, respectively.

PACCAR has issued letters of credit as of June 30, 2003 in the amount of $7.9 on behalf of the Company to guarantee funds for payment to insured franchisees and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $265.4 and $153.3 in loans outstanding to foreign affiliates operating in the United Kingdom, the Netherlands and Mexico at June 30, 2003 and December 31, 2002, respectively.

NOTE C–Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

NOTE D–Other Comprehensive Income

The components of other comprehensive income, net of related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income	$11.2	$5.4	$21.6	$7.5
Other comprehensive income:
Unrealized net gain (loss) on derivative contracts	.9	(5.2)	5.7	5.9
Total comprehensive income	$12.1	$.2	$27.3	$13.4

Accumulated other comprehensive loss of $25.9 and $31.6 at June 30, 2003 and December 31, 2002, respectively, is comprised of the unrealized net loss on derivative contracts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations:

The Company’s net income of $11.2 for the second quarter of 2003 was $5.8 higher than the second quarter of 2002. Net income of $21.6 for the first six months of 2003 increased $14.1 compared to the first six months of 2002. The profit improvement was due to lower credit losses resulting in a lower provision for losses and higher finance margins. The provision for losses decreased $6.3 to $5.9 in the second quarter of 2003 and decreased by $16.0 to $12.0 in the first six months of 2003. Credit losses improved due to fewer repossessions and higher used truck prices resulting in a lower loss per repossession.  Higher margins were earned on finance receivables and operating leases due to competitive market conditions and enhancements made to pricing and credit practices. Interest income and expense in the second quarter and first half of 2003 were lower due to lower market interest rates. Operating lease revenue and related depreciation have increased due to an increase in equipment on operating leases.

The following table summarizes the activity in the Company’s allowance for losses on receivables and related ratios:

Allowance for Losses

	Six Months Ended June 30	Year Ended December 31	Six Months Ended June 30
	2003	2002	2002
Balance at beginning of period	$66.9	$66.2	$66.2

Provision for losses	12.0	42.2	28.0

Credit losses net of recoveries	(11.8)	(41.5)	(27.4)

Balance at end of period	$67.1	$66.9	$66.8

Ratios:

Credit losses net of recoveries to average net receivables and equipment on operating leases (annualized for June 30, 2003 and 2002)	.75%	1.29%	1.72%

Allowance for losses to period-end net receivables and equipment on operating leases	2.13%	2.04%	2.07%

Period-end retail receivables and leases past due (over 60 days) to period-end retail receivables and leases	1.61%	1.91%	2.30%

The level of credit losses in the future is dependent on various factors including, among other things, overall economic conditions, fuel prices and other operating costs for customers, freight volumes and used truck values.

Funding and Liquidity:

Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In 2000, the Company filed a shelf registration statement under which $2,500.0 of medium-term notes could be issued as needed. As of June 30, 2003, $200.0 of such securities were available for issuance. The Company plans to file a new shelf registration statement prior to the end of 2003.

The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, lines of credit, access to public and private debt markets, and other financial resources.

The Company participates with PACCAR and other PACCAR affiliates in syndicated credit facilities of $1,275.0 at June 30, 2003 which are entirely available for use by the Company. These credit facilities are used to provide backup liquidity for the Company’s short-term borrowings. In July 2003 the syndicated credit facilities were replaced with $1,500.0 syndicated credit facilities of which $750.0 expires in 2004 and $750.0 expires in 2006. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2003 and the year ended December 31, 2002.

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

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2003.  For additional information, refer to Item 7a of the Company’s December 31, 2002 Annual Report on Form 10-K.

Item 4.        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

For items 1, 2, 3, 4 and 5, there was no reportable information during the six months ended June 30, 2003.

Item 6.                       EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

(b)       There were no reports on Form 8-K for the quarter ended June 30, 2003.

FORM 10-Q

PACCAR FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	August 8, 2003	By	/s/ Timothy M. Henebry
Timothy M. Henebry President (Authorized Officer)

		By	/s/ Barry E. Prather
Barry E. Prather Controller (Chief Accounting Officer)

FORM 10-Q

PACCAR FINANCIAL CORP.

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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six-month periods ended June 30, 2003 and 2002.

12.2	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six-month periods ended June 30, 2003 and 2002.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the six-month periods ended June 30, 2003 and 2002.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Financial Officer.

32.1	Section 1350 Certifications - Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.