Form 10-Q
period 2003-09-30
PACCAR FINANCIAL CORP
filed 2003-11-07
CIK 731288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $100 par value—145,000 shares as of October 31, 2003

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I–FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Interest and fee income	$49.9	$57.8	$153.4	$174.9
Operating lease and rental income	15.9	10.7	43.1	29.0
Insurance premiums and other revenue	5.4	4.9	16.3	14.3
TOTAL INTEREST AND OTHER REVENUE	71.2	73.4	212.8	218.2

Interest and other borrowing expenses	19.6	29.0	65.9	92.3
Depreciation and other operating lease and rental expenses	12.4	8.3	33.4	22.3
Insurance claims and underwriting expenses	2.8	2.4	9.0	8.4
Selling general and administrative expenses	11.1	10.6	31.9	31.7
Provision for losses on receivables	4.9	8.4	16.9	36.4
TOTAL EXPENSES	50.8	58.7	157.1	191.1

INCOME BEFORE INCOME TAXES	20.4	14.7	55.7	27.1

Income taxes	7.9	5.8	21.6	10.7

NET INCOME	12.5	8.9	34.1	16.4

RETAINED EARNINGS AT BEGINNING OF PERIOD	447.6	406.2	426.0	409.7
Cash dividends paid	—	—	—	11.0

RETAINED EARNINGS AT END OF PERIOD	$460.1	$415.1	$460.1	$415.1

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets

(Millions of Dollars)

	September 30 2003	December 31 2002*
	(Unaudited)
ASSETS

Cash	$17.7	$9.9
Finance and other receivables, net of allowance for losses of $67.2 ($66.9 in 2002)	2,959.2	3,156.2
Loans to PACCAR Inc and affiliates	264.9	192.0
Equipment on operating leases, net of depreciation of $39.1 ($26.8 in 2002)	155.5	122.3
Equipment held for sale	7.4	10.6
Other assets	20.3	20.5
TOTAL ASSETS	$3,425.0	$3,511.5

LIABILITIES

Accounts payable and accrued expenses	$61.7	$63.7
Payable to dealers	48.9	50.5
Derivative liability	32.8	52.2
Commercial paper	688.4	1,120.6
Medium-term notes and other borrowings	1,785.0	1,484.0
Income taxes – current and deferred	193.9	184.6
TOTAL LIABILITIES	2,810.7	2,955.6

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Paid-in capital	127.9	116.0
Retained earnings	460.1	426.0
Accumulated other comprehensive loss	(19.2)	(31.6)
TOTAL STOCKHOLDER’S EQUITY	614.3	555.9
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,425.0	$3,511.5

*The December 31, 2002 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Nine Months Ended September 30	2003	2002
OPERATING ACTIVITIES

Net income	$34.1	$16.4
Items included in net income not affecting cash:
Depreciation and amortization	24.4	14.9
Provision for losses on receivables	16.9	36.4
Provision (benefit) for deferred taxes	(16.3)	(.3)
Increase in payables and other	13.7	31.7
NET CASH PROVIDED BY OPERATING ACTIVITIES	72.8	99.1

INVESTING ACTIVITIES

Finance and other receivables originated	(852.6)	(876.1)
Collections on finance and other receivables	1,014.2	1,054.5
Net decrease (increase) in wholesale receivables	21.8	(62.5)
Net (increase) decrease in loans to PACCAR Inc and affiliates	(72.9)	19.5
Acquisition of equipment	(59.0)	(52.8)
Proceeds from disposal of equipment	4.4	6.1
NET CASH PROVIDED BY INVESTING ACTIVITIES	55.9	88.7

FINANCING ACTIVITIES

Net decrease in commercial paper and other short-term borrowings	(432.2)	(30.7)
Proceeds from medium-term notes and other borrowings	560.0	645.0
Payments of medium-term notes and other borrowings	(259.0)	(807.9)
Dividends paid	—	(11.0)
Payment of advances from PACCAR Inc	(1.6)	—
Capital contributions	11.9	13.0
NET CASH USED IN FINANCING ACTIVITIES	(120.9)	(191.6)

NET INCREASE (DECREASE) IN CASH	7.8	(3.8)

CASH AT BEGINNING OF PERIOD	9.9	18.5
CASH AT END OF PERIOD	$17.7	$14.7

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

Consolidation: In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires consolidation of existing noncontrolled entities if the entity is unable to finance its operations without additional support from the Company, or where the other investors do not have exposure to the significant risks and rewards of ownership. Under FIN 46, this type of noncontrolled entity would be considered to be a Variable Interest Entity (VIE) and subject to the new consolidation criteria. Beginning in the third quarter of 2003, FIN 46 requires the consolidation of VIEs in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Certain provisions of FIN 46 were deferred for adoption until the fourth quarter of 2003 under provisions of the recently issued FASB staff position 46-6.

The Company adopted the required provisions of FIN 46 in the third quarter. There was no significant impact from the adoption on the Company’s result of operations or financial position. The Company does not expect any significant impact from the adoption of the deferred provisions of FIN 46 in the fourth quarter.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2003 presentation.

NOTE B–Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the nine months ended September 30, 2003 and full year 2002 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each fiscal year.

PACCAR Financial Services Corporation (“PFSC”) charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and not significantly different from the costs that would be incurred if the Company were on a stand-alone basis. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as paid-in capital. There were no cash dividends declared or paid during the first nine months of 2003. A cash dividend in the amount of $11.0 was declared and paid during the second quarter 2002.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $51.2 at September 30, 2003 and $38.7 at December 31, 2002. Loans outstanding from PACCAR were $1.3 at September 30, 2003 and $2.9 at December 31, 2002.

PACCAR has issued letters of credit as of September 30, 2003 in the amount of $7.9 on behalf of the Company to guarantee funds for payment to insured franchisees and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $213.7 in loans outstanding to foreign affiliates operating in the United Kingdom and the Netherlands at September 30, 2003.  There was a total of $153.3 in loans outstanding to foreign affiliates operating in the United Kingdom, Mexico and the Netherlands at December 31, 2002.

NOTE C— Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net income	$12.5	$8.9	$34.1	$16.4
Other comprehensive income (loss):
Unrealized net gain (loss) on derivative contracts	6.7	(7.8)	12.4	(1.9)
Total comprehensive income	$19.2	$1.1	$46.5	$14.5

The accumulated other comprehensive loss of $19.2 at September 30, 2003 and $31.6 at December 31, 2002, is comprised of the unrealized net loss on derivative contracts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Millions of Dollars)

RESULTS OF OPERATIONS:

The Company’s net income of $12.5 for the third quarter of 2003 was $3.6 higher than the third quarter of 2002. Net income of $34.1 for the first nine months of 2003 increased $17.7 compared to the first nine months of 2002. The profit improvement resulted from both a lower provision for losses and higher finance margins. The provision for losses decreased $3.5 to $4.9 in the third quarter of 2003 and decreased by $19.5 to $16.9 in the first nine months of 2003. Credit losses improved due to fewer repossessions and a lower loss per repossession resulting from higher used truck prices.  Higher margins were earned on finance receivables and operating leases due to more favorable market conditions and enhancements made to pricing and credit practices. Interest income and expense in the third quarter and first nine months of 2003 were lower primarily due to lower market interest rates. Operating lease revenue and related depreciation have increased due to an increase in equipment on operating leases.

The following table summarizes the activity in the Company’s allowance for losses on receivables and related ratios:

Allowance for Losses

	Nine Months Ended September 30	Year Ended December 31	Nine Months Ended September 30
	2003	2002	2002
Balance at beginning of period	$66.9	$66.2	$66.2

Provision for losses	16.9	42.2	36.4

Credit losses, net of recoveries	(16.6)	(41.5)	(35.6)

Balance at end of period	$67.2	$66.9	$67.0
Ratios:

Credit losses, net of recoveries to average net receivables and equipment on operating leases (annualized for September 30, 2003 and 2002)	.71%	1.29%	1.49%

Allowance for losses to period-end net receivables and equipment on operating leases	2.16%	2.04%	2.07%

Period-end retail receivables and leases past due (over 60 days) to period-end retail receivables and leases	1.29%	1.91%	1.97%

The level of credit losses in the future is dependent on various factors including, but not limited to, overall economic conditions, fuel prices and other operating costs for customers, freight volumes and used truck values.

FUNDING AND LIQUIDITY:

Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In 2000, the Company filed a shelf registration statement under which $2,500.0 of medium-term notes could be issued as needed.  This shelf registration was fully utilized as of October 20, 2003. The Company plans to file a new shelf registration statement within the next three months.

The Company participates with PACCAR and other PACCAR affiliates in syndicated credit facilities of $1,500.0 at September 30, 2003 of which $750.0 expires in July, 2004 and $750.0 expires in July, 2006. These credit facilities are entirely available for use by the Company and are used to provide backup liquidity for the Company’s short-term borrowings. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2003 and the year ended December 31, 2002.

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

FORWARD LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in costs and availability of external funding sources; and legislation and governmental regulation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2003.  For additional information, refer to Item 7a of the Company’s December 31, 2002 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

For Items 1, 2, 3, 4 and 5, there was no reportable information during the nine months ended September 30, 2003.

Item 6.                       EXHIBITS AND REPORTS ON FORM 8-K

(a)                 Exhibits filed as part of this report are listed in the accompanying Exhibit Index.

(b)                There were no reports on Form 8-K for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	November 7, 2003	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President
(Authorized Officer)

		By	/s/ Brice J. Poplawski
Brice J. Poplawski Controller (Chief Accounting Officer)

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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2003 and 2002.

12.2

Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine-month periods ended September 30, 2003 and 2002.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2003 and 2002.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Financial Officer.

32.1	Section 1350 Certifications - Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.