Form 10-K
period 2003-12-31
PACCAR FINANCIAL CORP
filed 2004-03-12
CIK 731288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For transition period from to

Commission File No. 0-12553

PACCAR FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 106th Avenue N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series J Medium-Term Notes $50 Million Due May 12, 2006	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003:

None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2004:

None

The number of shares outstanding of the registrant’s classes of common stock as of February 29, 2004:

Common Stock, $100 par value — 145,000 shares

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR Financial Corp.

PACCAR Financial Corp.

(Millions of Dollars)

PART I

ITEM 1.          BUSINESS

GENERAL

PACCAR Financial Corp.

PACCAR Financial Corp. (the “Company”), a Washington corporation, was organized in 1961 as a wholly-owned subsidiary of PACCAR Inc (“PACCAR”) to finance the sale of PACCAR products. In 2000, PACCAR transferred the stock of the Company to PACCAR Financial Services Corporation (“PFSC”), a wholly-owned subsidiary of PACCAR.

The Company provides financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer network in the United States. The Company finances dealer inventories of transportation equipment. The Company's PacLease division franchises PACCAR dealerships to engage in full-service and finance leasing. In selected markets, PacLease directly engages in full-service leasing with its customers through Company-owned stores and on a limited basis through PACCAR dealerships.

PACCAR

PACCAR has two principal industry segments, (1) design, manufacture and distribution of light-, medium- and heavy-duty trucks and related aftermarket distribution of parts and (2) finance and leasing services provided to customers and dealers. PACCAR distributes trucks and parts primarily through its independent dealer network. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. Other manufactured products include industrial winches.

PACCAR and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates. These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. Commercial trucks and related replacement parts comprise the largest segment of PACCAR’s business, accounting for 93% of total 2003 net sales and revenues.

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

Substantially all trucks and related parts are sold to dealers, which are independent except for a small number of factory branches. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF and Foden nameplates are marketed and distributed by foreign subsidiaries headquartered in the Netherlands and United Kingdom, respectively. A U.S. division, PACCAR International, also markets all four nameplates outside each of Kenworth’s, Peterbilt’s, DAF’s and Foden’s primary markets. The decision to operate as a subsidiary or as a division is incidental to Truck Segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2003. PACCAR’s share of that market was 23.5% of retail sales in 2003. In Europe there were five other principal competitors in the commercial vehicle market in 2003, including parent companies to two competitors of PACCAR in the United States. PACCAR’s subsidiary, DAF, had a 12.7% share of the Western European heavy-duty market and an 8.7% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products through other wholly-owned finance companies in Mexico, Canada, Australia, the United Kingdom, the Netherlands, Belgium, Germany, France, Italy and Spain. PACCAR also conducts full-service leasing operations through wholly-owned subsidiaries in Canada and Mexico.

PACCAR’s common stock, $1 par value, is traded on the NASDAQ National Market under the symbol “PCAR”. PACCAR and the Company are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the Securities and Exchange Commission (the “Commission”). All reports, proxy statements and other information filed by PACCAR and the Company with the Commission may be inspected and copied at the public reference facility maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549 or through the Commission’s internet site at www.sec.gov.

BUSINESS OF THE COMPANY

The Company operates primarily in one industry segment, truck and related equipment financing in the United States. The Company provides financing to customers and dealers for new Kenworth and Peterbilt trucks, used trucks, truck trailers and allied equipment. The Company's PacLease division franchises PACCAR dealerships to engage in full-service and finance leasing.  In selected markets, PacLease directly engages in full-service leasing with its customers through Company-owned stores and on a limited basis through PACCAR dealerships.

The Company currently conducts business with most PACCAR dealers in the United States. The volume of the Company’s business is significantly affected by PACCAR’s sales of trucks to its dealers and competition from other financing sources.

As of December 31, 2003, the Company employed 274 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

The Company’s Products

Retail Customers

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

Operating Leases The Company offers operating lease contracts (“Operating Leases”) where the Company owns the equipment. The lessee is responsible for the payment of property and sales taxes, licenses, maintenance and other operating items. The lessee is obligated to maintain the equipment and to insure the equipment against casualty and liability losses.

At the end of the operating lease term, the lessee has the option to return the equipment to the Company or purchase the equipment at it’s fair market value.

Insurance The Company sells physical damage insurance through PACCAR dealers who are licensed insurance agents as well as through licensed agents of the Company. The Company retains the premium revenues and loss exposure for the policies, which are issued through an unrelated regulated insurance carrier.

The Company offers physical damage and liability insurance on new and used trucks and trailers to its full-service lease customers. The Company retains premium and loss exposure for the policies that are issued through an unrelated, regulated insurance carrier. To limit its exposure the Company has acquired insurance coverage for losses above specified levels from a third party insurance carrier.

Dealers/Franchises

Master Notes Master note contracts (“Master Note”) are an alternative form of retail financing offered to select dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks and meeting the Company’s requirement as to form, terms and creditworthiness for Retail Contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer. Master Notes have fixed or floating interest rates.

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

Dealer Loans The Company makes loans to selected Peterbilt and Kenworth dealers (“Dealer Loans”). The purpose of these loans includes the financing of real estate, fixed assets, working capital and dealership acquisitions. Dealer Loans may have fixed or floating interest rates.

Full-Service Leasing The Company also conducts full-service leasing operations under the PacLease trade name. Selected dealers are franchised to provide full-service leasing. The Company provides the franchisees with equipment financing and managerial support. The Company also operates full-service lease outlets in selected markets on its own behalf.

Insurance The Company charges a fee to provide insurance coverage, through an unrelated regulated insurance carrier, on new trucks, used trucks and trailer inventory to dealers having Wholesale Contracts with the Company.

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. However, for the periods ended December 31, 2003, 2002 and 2001, the Company does not have contractual arrangements with any one party (customers, dealers and/or franchises) that account for 10% or more of total Interest and Other Revenue.

Past Due Receivables and Allowance for Losses

An account is considered past due by the Company if any portion of an installment is due and unpaid for more than 30 days. In periods of adverse economic conditions, past due levels, repossessions and credit losses generally increase.

The Company maintains an allowance for losses on receivables at a level that it considers to be adequate to cover management’s estimates of losses.

For further discussion of the allowance for losses, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

COMPETITION AND ECONOMIC FACTORS

The commercial truck and trailer finance and leasing business is highly competitive among banks, commercial finance companies, captive finance companies and leasing companies. Many of these institutions have substantially greater financial resources than the Company and may borrow funds at lower rates.

The dealers are the primary source of contracts acquired by the Company. However, dealers are not required to obtain financing from the Company, and they have a variety of other sources that may be used for wholesale and customer financing of trucks. Retail purchasers also have a variety of sources available to finance truck purchases.

The ability of the Company to compete in its market is principally based on the rates, terms and conditions that the Company offers dealers and retail purchasers, as well as the specialized services it provides. Rates, terms and conditions are based on the Company’s desire to provide flexible financing and services to satisfy dealer and customer needs, the ability of the Company to borrow funds at competitive rates and the Company’s need to earn an adequate return on its invested capital. The Company’s business is also affected by changes in market interest rates, which in turn are related to general economic conditions, demand for credit, inflation and governmental policies. Seasonality is not a significant factor in the Company’s business.

The volume of receivables available to be acquired by the Company from dealers is largely dependent upon the number of Kenworth and Peterbilt trucks sold in the United States. Sales of medium- and heavy-duty trucks depend on the capital equipment requirements of the transportation industry, which in turn are influenced by growth and cyclical variations in the economy. Medium- and heavy-duty truck sales are also sensitive to economic factors such as fuel costs, interest rates, insurance premiums, federal excise and highway use taxes, taxation on the acquisition and use of capital goods, as well as government regulations.

REGULATION AND SIMILAR MATTERS

In certain states, the Company is subject to retail installment sales or installment loan statutes and related regulations, the terms of which vary from state to state. These laws may require the Company to be licensed as a sales finance company and may regulate disclosure of finance charges and other terms of retail installment contracts. The Company is subject to substantive state franchise regulations and federal and state uniform franchise disclosure laws in connection with the offering of PacLease full service truck leasing and rental franchises to PACCAR truck dealers. The Company also owns and operates several such truck leasing and rental business locations, which are subject to applicable state licensing laws. The Company is subject to state insurance regulations in connection with its licensed insurance salesmen. The Company is also subject to certain provisions of federal law relating to non-discrimination in the granting of credit.

SOURCES OF FUNDS

The Company’s primary sources of funds are commercial paper and publicly issued medium-term note borrowings in the capital markets, collections on loans and leases, retained earnings and to a lesser extent bank loans and capital contributions from PFSC. The Company’s profitable acquisition of additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that range from 12 to 84 months.

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

The Company enters into interest rate swap contracts as a tool to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources – commercial paper and medium-term notes. Fixed rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. As of December 31, 2003, the total notional principal amount of interest rate swap contracts outstanding was $1,521.1, all of which result in a fixed rate payment obligation. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The Company’s risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote, and any losses would be immaterial. The permitted types of interest rate swap contracts, their transaction limits and related approval authorizations have been established by the Company’s senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company’s senior management.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500.0 at December 31, 2003 of which $1,350.0 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The credit facilities mature as follows, $750.0 expires in July 2004 and $750.0 expires in July 2006. These credit facilities are used to provide backup liquidity for the Company’s short-term borrowings. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2003 or 2002.

As of December 31, 2003, the Company had $1,480.0 of medium-term notes outstanding under a $2,500.0 shelf registration statement (fully utilized as of October 20, 2003), $800.0 of which are due within 12 months. The Company filed a new $3,000.0 shelf registration statement which became effective January 16, 2004. See “Note F – Borrowings” in the Notes to Financial Statements for further information on medium-term notes.

An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company’s medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of financing business. The Company receives administrative support from and pays dividends to PFSC and may occasionally borrow funds from or lend money to PACCAR and/or its affiliates. The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two other facilities owned by PACCAR. Since the directors of the Company are all executives of PACCAR or its affiliated companies and PACCAR is the sole owner of PFSC’s outstanding voting common stock, PACCAR can determine the course of the Company’s business.

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

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. As of December 31, 2003, PFSC employed 161 full-time employees, none of whom are represented by a collective bargaining agent. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio was met for the years ended December 31, 2003 and 2002 without assistance. In order to maintain the ratio of 1.25 to 1 in 2001, PACCAR provided earnings support by assuming $17.0 of the Company’s interest expense. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

OTHER DISCLOSURES

The Company’s filings on Form 10-K, 10-Q and 8-K and any amendments to those reports can be reached through a link on the Company’s website, www.paccarfinancial.com, or PACCAR Inc’s website, www.paccar.com, free of charge as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2.          PROPERTIES

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 106th Avenue N.E., Bellevue, Washington 98004. The Company owns two full-service leasing facilities in Texas.

Other offices and leasing facilities of the Company are located in leased premises including two facilities owned by PACCAR. The Company considers all its properties to be suitable for their intended purpose. Annual lease rentals for these premises in the aggregate are not material in relation to expenses as a whole.

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

A cash dividend in the amount of $11.0 was declared and paid in the second quarter of 2002. There were no cash dividends paid to PFSC during 2003 or 2001.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company. The information with respect to each of the five years in the period ended December 31, 2003 has been derived from the Company’s audited financial statements.

Balance Sheet Data

	As of December 31
	2003	2002	2001	2000	1999

Total Assets	$3,473.3	$3,511.5	$3,562.6	$4,119.4	$3,732.3
Total Liabilities	2,834.8	2,955.6	3,039.6	3,597.2	3,260.0
Total Stockholder’s Equity	638.5	555.9	523.0	522.2	472.3

Income Statement Data

	Year ended December 31
	2003		2002		2001		2000		1999
Interest and other revenue	$285.0		$292.6		$345.9		$376.3		$304.9

Total expenses before assumption of interest expense by PACCAR	206.9		247.6		338.0		322.3		243.3
Assumption of interest expense by PACCAR (1)	—		—		(17.0)		—		—
Total expenses	206.9		247.6		321.0		322.3		243.3

Income before income taxes	78.1		45.0		24.9		54.0		61.6
Income taxes	30.8		17.7		9.7		21.0		23.8

Income before cumulative effect of accounting change	47.3		27.3		15.2		33.0		37.8
Cumulative effect of accounting change (net of tax)	—		—		.4		—		—

Net income	$47.3		$27.3		$15.6		$33.0		$37.8

Ratio of Earnings to Fixed Charges Pursuant to SEC reporting Requirements (2)	1.98	x	1.39	x	1.16	x	1.26	x	1.40	x

Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	2.33	x	1.53	x	1.25	x	1.31	x	1.46	x

(1)  In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support of $17.0 through the assumption of the Company’s interest expense. No earnings support was provided for the years ending December 31, 1999 - 2000 and 2002 - 2003.

(2)  For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is deemed representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements (see Exhibit 12.1) but differs from the method called for in the Support Agreement between the Company and PACCAR (see Exhibit 12.2).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Millions of Dollars)

Results of Operations

	Year ended December 31
	2003	2002	2001
Average earning assets	$3,140.5	$3,214.1	$3,629.3
Interest and other revenue	285.0	292.6	345.9
Income before taxes	78.1	45.0	24.9
Net income	47.3	27.3	15.6

Allowance for Losses:
Balance at beginning of year	$66.9	$66.2	$65.4
Provision for losses	19.6	42.2	80.8
Credit losses net of recoveries	(19.1)	(41.5)	(80.0)
Balance at end of year	$67.4	$66.9	$66.2

Ratios:
Credit losses net of recoveries ($19.1 in 2003) to average net receivables and equipment on operating leases ($3,140.5 in 2003)	.61%	1.29%	2.20%
Allowance for losses ($67.4 in 2003) to year-end net receivables and equipment on operating leases ($3,172.9 in 2003)	2.12%	2.04%	1.98%
Year-end retail receivables and leases past due, over 60 days, ($31.2 in 2003) to year-end retail contracts and lease receivables ($2,714.8 in 2003)	1.15%	1.91%	3.11%

2003 Compared to 2002:

The Company’s net income increased 73% to $47.3 in 2003 from $27.3 in 2002. The profit improvement resulted from both a lower provision for losses and a higher finance margin. Interest and other revenue decreased 3% to $285.0 from $292.6 in 2002 due to lower earning assets and lower interest rates partially offset by higher operating lease and rental income. Although 2003 new truck volume was consistent with 2002 levels, average earning assets decreased slightly due to continued runoff of the portfolio. Interest and other borrowing expenses decreased 30% to $83.2 in 2003 due to lower average debt balances and interest rates. Depreciation and other operating lease and rental expenses increased 48% to $47.2 in 2003 from $31.9 in 2002 primarily due to higher operating lease assets. Lower levels of past due accounts and repossessions contributed to the provision for losses on receivables decreasing 54% to $19.6 in 2003 compared to $42.2 in 2002.

2002 Compared to 2001:

The Company’s net income increased 75% to $27.3 in 2002 from $15.6 in 2001. The improvement in net income was the result of a lower provision for losses on receivables partially offset by a decrease in finance margin. Interest and other revenue decreased 15% to $292.6 over the same period due to lower earning assets and lower interest rates. Average earning assets decreased 11% in 2002 to $3,214.1 from $3,629.3 in 2001 due to collections on accounts exceeding new business volume. The provision for losses on receivables decreased 48% to $42.2 in 2002 compared to $80.8 in 2001. In 2002, the Company experienced lower levels of past dues and repossessions as well as a lower loss per repossession compared with 2001.

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

Company Outlook

The outlook for the Company is dependent on the generation of new business and by the level of credit losses experienced. Asset growth is likely, consistent with the anticipated improvement in the general economy and the resulting increase in truck sales. Some economic weakness, as well as high fuel and insurance costs, could exert pressure on the profit margins of truck operators and result in a return to higher past-due accounts and repossessions.

Funding and Liquidity

The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. A $2,500.0 shelf registration statement filed in 2000 had been fully utilized as of October 20, 2003. The Company filed a new $3,000.0 shelf registration statement which became effective on January 16, 2004. The Company expects to use the shelf offering proceeds for general corporate purposes, which may include debt repayment.

The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, access to public and private debt markets, lines of credit, and other financial resources.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s debt ratings at December 31, 2003 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The following summarizes the Company’s contractual cash commitments at December 31, 2003:

	Maturity
	Less than One Year	More than One Year	Total
Borrowings	$1,814.5	$680.0	$2,494.5
Operating Leases	.6	1.5	2.1

Total	$1,815.1	$681.5	$2,496.6

As described in Note F to the financial statements, borrowings consist primarily of term debt and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment. In addition, the Company had loan and lease commitments of $178.4 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

Critical Accounting Policies:

In the preparation of the Company’s financial statements, in accordance with Accounting Principles Generally Accepted in the United States, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. The following are accounting policies which, in the opinion of management, are particularly sensitive and which, if actual results are different, may have a material impact on the financial statements.

Equipment on Operating Leases

In determining the estimated residual values for equipment on operating leases, (and certain direct financing leases), the Company considers the length of the lease term, the truck model and anticipated market demand and the expected usage of the truck. If the sales price of the trucks at the end of the lease term differs significantly from the Company’s estimate, a gain or loss will result. The Company believes its residual setting policies are appropriate; however, future market conditions, changes in government regulations and other factors outside the Company’s control can impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted downward if market conditions warrant. See “Note A – Significant Accounting Policies” in the Notes to Financial Statements.

Allowance for Credit Losses

The establishment of the allowance for credit losses on financial services receivables is dependent on estimates, including assumptions regarding collectibility of past due accounts, repossession rates and the recovery rate on the underlying collateral. The Company believes its reserve-setting policies adequately take into account the known risks inherent in the financial services portfolio. If there are significant variations in the actual results from those estimates, the provision for credit losses and operating earnings may be adversely impacted. See “Note A – Significant Accounting Policies” in the Notes to Financial Statements.

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

The following is a sensitivity analysis for the Company’s derivatives that have interest rate risk. These instruments are held for other than trading purposes. The gains or losses in the following table represent the changes in the financial instruments’ fair values that would result from a 100 basis point increase of the current market rate at December 31, 2003 and 2002.

Fair Value Gains (Losses)

(Millions of Dollars)

	Year ended December 31
	2003	2002

Assets
Retail notes, contracts and wholesale financing, net of unearned interest, less allowance for losses	$(26.4)	$(23.9)

Liabilities
Long-term debt	.7	.5
Interest rate swaps related to financial services debt	20.5	20.1

Total	$(5.2)	$(3.3)

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K,” are included following this page.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors

PACCAR Financial Services Corporation and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Financial Services Corporation) as of December 31, 2003 and 2002, the related statements of income, cash flows, stockholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Seattle, Washington February 18, 2004

PACCAR Financial Corp.

STATEMENTS OF INCOME

(Millions of Dollars)

	Year ended December 31
	2003	2002	2001

Interest and fee income	$202.9	$230.9	$291.6
Operating lease and rental income	60.0	41.5	35.1
Insurance premiums and other revenue	22.1	20.2	19.2

TOTAL INTEREST AND OTHER REVENUE	285.0	292.6	345.9

Interest and other borrowing expenses (1)	83.2	118.9	159.5
Depreciation and other operating lease and rental expenses	47.2	31.9	28.2
Insurance claims and underwriting expenses	12.5	11.7	10.3
Selling general and administrative expenses	44.4	42.9	42.2
Provision for losses on receivables	19.6	42.2	80.8

TOTAL EXPENSES	206.9	247.6	321.0

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	78.1	45.0	24.9
Income taxes	30.8	17.7	9.7

NET INCOME BEFORE ACCOUNTING CHANGE	47.3	27.3	15.2

Cumulative effect of accounting change (net of tax)	—	—	.4

NET INCOME	$47.3	$27.3	$15.6

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements

(1)                                  Interest and other borrowing expense for the year ended December 31, 2001 after the assumption of interest expense of $17.0 by PACCAR. See “Note D – Transactions with PACCAR and Affiliates.”

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)

	As of December 31
	2003	2002

ASSETS

Cash	$5.5	$9.9
Finance and other receivables, net of allowance for losses (2003 - $67.4 and 2002 - $66.9)	2,976.7	3,156.2
Loans to PACCAR Inc and affiliates	265.0	192.0
Equipment on operating leases, net of depreciation (2003 - $44.3 and 2002 - $26.8)	198.7	122.3
Other assets	27.4	31.1

TOTAL ASSETS	$3,473.3	$3,511.5

LIABILITIES

Accounts payable, accrued expenses and other	$134.4	$166.4
Commercial paper	1,014.5	1,120.6
Medium-term notes and other borrowings	1,480.0	1,484.0
Income taxes – current and deferred	205.9	184.6

TOTAL LIABILITIES	$2,834.8	$2,955.6

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	131.9	116.0
Retained earnings	473.3	426.0
Accumulated other comprehensive loss	(12.2)	(31.6)

TOTAL STOCKHOLDER’S EQUITY	638.5	555.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,473.3	$3,511.5

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2003	2002	2001

OPERATING ACTIVITIES

Net income	$47.3	$27.3	$15.6
Items included in net income not affecting cash:
Depreciation and amortization	34.9	21.9	17.6
Provision for losses on receivables	19.6	42.2	80.8
Provision for deferred taxes	15.1	25.1	7.2
(Decrease) increase in payables and other	(9.8)	3.2	(25.1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	107.1	119.7	96.1

INVESTING ACTIVITIES

Finance and other receivables originated	(1,186.3)	(1,185.3)	(1,067.5)
Collections on finance and other receivables	1,358.6	1,422.1	1,507.6
Net (increase) decrease in wholesale receivables	(3.8)	(121.4)	139.6
Net increase in loans to PACCAR Inc and affiliates	(73.0)	(28.8)	(100.3)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(116.1)	(95.5)	(16.1)
Proceeds from disposal of equipment	6.6	8.4	9.0
Acquisition of equipment	(.2)	(.7)	(2.7)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(14.2)	(1.2)	469.6

FINANCING ACTIVITIES

Net decrease in commercial paper and other short-term borrowings	(106.1)	(153.9)	(535.0)
Proceeds from medium-term notes	630.0	845.0	425.0
Payments of medium-term notes and other borrowings	(634.0)	(826.6)	(461.7)
Dividends paid	—	(11.0)	—
Payment of advances (to) from PACCAR Inc	(3.1)	2.9	(5.0)
Capital contributions	15.9	16.5	16.9

NET CASH USED IN FINANCING ACTIVITIES	(97.3)	(127.1)	(559.8)

NET (DECREASE) INCREASE IN CASH	(4.4)	(8.6)	5.9

CASH AT BEGINNING OF YEAR	9.9	18.5	12.6

CASH AT END OF YEAR	$5.5	$9.9	$18.5

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2003	2002	2001

PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	116.0	99.5	82.6
Investments from PACCAR Financial Services Corporation	15.9	16.5	16.9
Balance at end of year	131.9	116.0	99.5

RETAINED EARNINGS

Balance at beginning of year	426.0	409.7	394.1
Net income	47.3	27.3	15.6
Cash dividends paid	—	(11.0)	—
Balance at end of year	473.3	426.0	409.7

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated unrealized net loss on derivative contracts:
Balance at beginning of year	(31.6)	(31.7)	—
Net unrealized gains (losses)	19.4	.1	(31.7)
Balance at end of year	(12.2)	(31.6)	(31.7)

TOTAL STOCKHOLDER’S EQUITY	$638.5	$555.9	$523.0

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	Year ended December 31
	2003	2002	2001

Net Income	$47.3	$27.3	$15.6
Other comprehensive income (loss), net of tax
Unrealized net gain (loss) on derivative contracts	19.4	.1	(31.7)
Net other comprehensive income (loss)	19.4	.1	(31.7)

TOTAL COMPREHENSIVE INCOME (LOSS)	$66.7	$27.4	$(16.1)

See Notes to Financial Statements

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE A–SIGNIFICANT ACCOUNTING POLICIES

Description of Operations: PACCAR Financial Corp. (the “Company”), a wholly-owned subsidiary of PACCAR Financial Services Corporation (“PFSC”), provides financing of trucks and related equipment manufactured primarily by PACCAR Inc (“PACCAR”) and sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises PACCAR dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR. PFSC is a wholly-owned subsidiary of PACCAR. Sales of PACCAR products are the Company’s principal source of financing business.

Due to the nature of the Company’s business, customers are concentrated in the transportation industry throughout the United States. Generally, all receivables are collateralized by the equipment being financed. The risk of credit losses related to this concentration has been considered in establishing the allowance for losses.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allowance for Losses: The provision for losses on net finance and other receivables is charged to income in an amount sufficient to maintain the allowance for losses at a level considered adequate to cover estimated credit losses, net of recoveries. Receivables are charged to this allowance when, in the judgment of management, they are deemed uncollectible (generally upon repossession of the collateral). With respect to certain retail contracts acquired from dealers, the dealer retains liability, up to specified limits, for the credit loss. The amount and collectibility of dealer recourse provisions have been considered in establishing the allowance for losses on receivables.

Revenue Recognition: Interest income from finance receivables and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income. For operating leases, rental revenue is recognized on a straight-line basis over the lease term.

Recognition of interest income and rental revenue are suspended when management determines that collection is not probable (generally after 90 days past due). Recognition is resumed if the receivable becomes contractually current and the collection of amounts is again considered probable.

Equipment on Operating Leases: Equipment on operating leases is recorded at cost and is depreciated on the straight-line basis to its estimated residual value. Residual values are reviewed regularly and adjusted downward if market conditions warrant.

Income Taxes: The Company is included in the consolidated federal income tax return of PACCAR. Income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company.

Reclassifications: Certain prior-year amounts have been reclassified to conform to the 2003 presentation.

NOTE B–FINANCE AND OTHER RECEIVABLES

Terms for finance and other receivables range from 12 to 84 months. Repayment experience indicates some receivables will be paid prior to contract maturity, while others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

The Company’s finance and other receivables are as follows:

	Year ended December 31
	2003	2002
Retail contracts and direct loans due within:
One year	$781.8	$885.5
Two years	543.3	588.4
Three years	368.4	389.7
Four years	222.5	193.8
Five years	90.7	81.9
Six years and beyond	12.2	7.9
	2,018.9	2,147.2
Wholesale financing	312.3	308.5
Direct financing leases (including residual values of $47.5 in 2003 and $51.5 in 2002)	787.8	880.6
Interest and other receivables	33.5	30.4

	3,152.5	3,366.7

Less allowance for losses	(67.4)	(66.9)

	3,085.1	3,299.8

Unearned interest:
Retail notes and contracts	(21.2)	(38.4)
Direct financing leases	(87.2)	(105.2)

	(108.4)	(143.6)

Finance and other receivables	$2,976.7	$3,156.2

Future minimum lease payments on direct financing leases totaled $740.3 at December 31, 2003 and are due as follows: $235.3 in 2004; $191.6 in 2005; $137.0 in 2006; $91.1 in 2007; $50.6 in 2008; and $34.7 in 2009 and beyond.

The allowance for losses on receivables is summarized as follows:

	Year ended December 31
	2003	2002

Balance at beginning of year	$66.9	$66.2
Provision for losses	19.6	42.2
Credit losses, net of recoveries	(19.1)	(41.5)

Balance at end of year	$67.4	$66.9

At December 31, 2003 and 2002, the recorded investments in retail contracts and direct loans that were considered to be impaired were $32.7 and $49.4, respectively. Included in the allowance for losses were specific reserves of $6.5 and $12.1 on these impaired notes and contracts. The average recorded investment in impaired notes and contracts during the years ended December 31, 2003 and 2002, was $40.9 and $63.2, respectively. The Company recognized interest income of $.5, $1.2 and $2.4 for the years ended December 31, 2003, 2002 and 2001, respectively, on those impaired loans, all of which was recognized using the cash basis method of income recognition.

NOTE C–EQUIPMENT ON OPERATING LEASES

Terms of operating leases range up to 60 months. Future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2004 were: $29.8 in 2004; $26.2 in 2005; $17.8 in 2006; $8.7 in 2007 and $.70 in 2008. Interest and other revenue includes contingent rentals of $8.7, $7.2 and $6.3 in 2003, 2002 and 2001, respectively. Depreciation expense related to equipment on operating leases was $27.3, $15.3 and $12.1 in 2003, 2002 and 2001, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D–TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2003 and 2002 was met without assistance. In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support by assuming $17.0 of the Company’s interest expense. Without earnings support the Company would have earned net income of $5.1. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $15.9, $16.5 and $16.4 in 2003, 2002 and 2001, respectively, were charged to the Company. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital. A cash dividend in the amount of $11.0 was declared and paid in the second quarter of 2002. There were no cash dividends paid during 2003 or 2001.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two other facilities owned by PACCAR.

The Company’s employees are covered by a defined benefit pension plan, an unfunded post-retirement medical and life insurance plan, and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets and defined benefit plan obligations relating to the Company have not been made. Expenses charged to the Company by PACCAR for the defined benefit pension plan and the unfunded post-retirement medical and life insurance plan were $.8, $.9, and $.9 for years 2003, 2002 and 2001, respectively. Expenses incurred by the Company for the defined contribution plan benefits were $1.0, $.9 and $.9 for years 2003, 2002 and 2001, respectively.

Financing and cash management is partly provided through unsecured short-term advances to and from PACCAR. Net annual interest paid to PACCAR was $.1 in 2003, 2002 and 2001.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $54.5 and $38.7 at December 31, 2003 and 2002, respectively. There were no loans outstanding from PACCAR at December 31, 2003. Loans outstanding from PACCAR were $2.9 at December 31, 2002.

PACCAR has issued letters of credit as of December 31, 2003 in the amount of $6.1 on behalf of the Company to guarantee funds for payment to insured franchises and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $210.5 in loans outstanding to foreign affiliates operating in the United Kingdom and the Netherlands at December 31, 2003. There was a total of $153.3 in loans outstanding to foreign affiliates operating in the United Kingdom, the Netherlands and Mexico at December 31, 2002. There were no loans outstanding to other foreign affiliates for those periods. Interest income earned on affiliate loans was $3.2, $3.3 and $3.0 in 2003, 2002 and 2001, respectively.

Included within accounts payable, accrued expenses and other is $6.3 and $2.0 payable to PACCAR’s truck divisions at December 31, 2003 and 2002, respectively.

NOTE E–DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not engage in derivatives trading, market-making or other speculative activities. Derivative financial agreements are used as hedges to manage exposures to fluctuations in interest rates and foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company in the normal course of business enters into various interest-rate contracts, including interest-rate and currency swaps. Interest-rate contracts generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal. These contracts are used to manage exposures to fluctuations in interest rates. Net amounts paid or received are reflected as adjustments to interest expense. At December 31, 2003, the Company had 100 interest rate contracts outstanding with various financial institutions. The notional amount of these contracts totaled $1,521.1, with amounts expiring annually over the next five years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. The Company has established minimum credit ratings of the counterparties and limits its exposure to any one counterparty. Management believes that the risk of nonperformance by the counterparties is very low.

Floating to fixed rate swaps effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rate debt. Notional maturities for the five years beginning January 1, 2004 are $561.7, $572.9, $235.0, $120.5 and $31.0. The weighted average pay rate of 3.58% approximates the Company’s net cost of funds. The weighted average receive rate of 1.17% offsets rates on associated debt obligations.

All derivatives are reported at fair value and included in “Other assets” or “Accounts payable, accrued expenses & other” in the accompanying balance sheets. The gain or loss on the effective portion of derivatives that have been designated as cash flow hedging instruments arising from the change in fair value is initially reported in OCI. The remaining gain or loss, if any, is recognized currently in earnings. For fair value hedge transactions, changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. Hedge ineffectiveness was immaterial for 2003, 2002 and 2001. Amounts in accumulated OCI are reclassified into interest expense in the same period in which the hedged forecasted transaction affects earnings. Net gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Of the accumulated net loss included in OCI as of December 31, 2003, $13.1 is expected to be reclassified to interest expense in 2004. The fixed interest earned on finance receivables will offset the amount recognized in interest expense resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

NOTE F–BORROWINGS

Borrowings are summarized as follows:

	Effective Rate*	As of December 31,
		2003	2002

Commercial paper	2.89%	$1,014.5	$1,120.6
Fixed rate medium-term notes	2.79%	55.0	105.0
Floating rate medium-term notes	2.62%	1,425.0	1,375.0
Other fixed rate borrowings	—%	—	4.0

Total	2.73%	$2,494.5	$2,604.6

*The effective rate is the weighted average rate as of December 31, 2003 and includes the effects of interest rate swap agreements.

Interest expense on borrowings, before the interest expense assumption of $17.0 in 2001 by PACCAR, amounted to $78.8, $114.7, and $171.5 for 2003, 2002 and 2001, respectively.

Principal amounts of medium-term notes and other fixed rate borrowings due over the next five years beginning January 1, 2004 are $800.0 in 2004, $580.0 in 2005, and $100.0 in 2006.

The Company periodically files a shelf registration statement under the Securities and Exchange Act of 1933. A $2,500.0 shelf registration statement filed in 2000 had been fully utilized as of October 20, 2003. The Company filed a new $3,000.0 shelf registration statement which became effective January 16, 2004.

Cash paid for interest (net of swap interest received) was $82.5 in 2003, $120.9 in 2002, and $165.0 in 2001.

NOTE G–CREDIT ARRANGEMENTS

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500.0 at December 31, 2003 of which $1,350.0 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates. These credit facilities are used to provide backup liquidity for the Company’s short-term borrowings. The Company is liable only for its own borrowings under this credit facility. There were no borrowings outstanding under these facilities at December 31, 2003 and 2002.

NOTE H–INCOME TAXES

The provision for income taxes consists of the following:

	Year ended December 31
	2003	2002	2001

Current provision (benefit)
Federal	$12.5	$(9.0)	$.6
State	3.2	1.6	1.9
	15.7	(7.4)	2.5

Deferred provision	15.1	25.1	7.2

	$30.8	$17.7	$9.7

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2003	2002	2001

Tax at the statutory rate of 35%	$27.3	$15.8	$8.7
Effect of state income taxes	3.0	1.8	.9
Other	.5	.1	.1
	$30.8	$17.7	$9.7

Cash paid/ (received) for income taxes was $16.0 in 2003, $(.2) in 2002, and $(4.4) in 2001.

Deferred income tax assets and liabilities consisted of the following:

	As of December 31
	2003	2002
Deferred tax liability:
Asset capitalization and depreciation	$253.5	$236.6

Deferred tax assets:
Allowance for losses on receivables	(25.9)	(26.3)
Derivative liability	(7.6)	(19.6)
Other	(7.5)	(5.3)

Net deferred tax liability	$212.5	$185.4

NOTE I–FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash: The carrying amount reported in the balance sheets is stated at fair value.

Net Receivables: For floating rate loans and wholesale financings, fair values are based on carrying values. For fixed rate loans, fair values are estimated using discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest and other receivables approximates its fair value. Direct financing lease receivables and the related loss provisions have been excluded from the accompanying table.

Commercial Paper, Medium-Term Notes and Other Fixed Rate Borrowings: The carrying amounts of the Company’s commercial paper and floating rate medium-term notes approximates its fair value. The fair value of the Company’s fixed rate medium-term notes and other fixed rate borrowings is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Instruments: Derivative instruments are carried at fair value. Fair values for the Company’s interest-rate and foreign exchange contracts are based on costs that would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties’ credit standing at current market interest rates.

Accounts Payable, Accrued Expenses and Other: Carrying amounts approximate fair value and have been excluded from the accompanying table.

Financial instruments of the Company, where the recorded carrying amount is not at fair value, are as follows:

	As of December 31
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Net receivables	$2,258.9	$2,278.5	$2,367.8	$2,424.9
Fixed rate medium-term notes and other fixed rate borrowings	55.0	55.8	109.0	111.6

NOTE J–STOCKHOLDER’S EQUITY

Preferred Stock

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income (loss) with the related tax effects are as follows:

	Pretax Amount	Tax Effect	Net Amount

2003
Other comprehensive income (loss):
Net holding loss on derivative contracts	$(10.1)	$4.0	$(6.1)
Reclassification adjustment	41.5	(16.0)	25.5
Net other comprehensive income (loss)	$31.4	$(12.0)	$19.4

2002
Other comprehensive income (loss):
Net holding loss on derivative contracts	$(48.3)	$18.5	$(29.8)
Reclassification adjustment	48.5	(18.6)	29.9
Net other comprehensive income (loss)	$.2	$(.1)	$.1

2001
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative contracts	$(23.8)	$9.2	$(14.6)
Net holding loss on derivative contracts	(35.7)	13.6	(22.1)
Reclassification adjustment	8.1	(3.1)	5.0
Net other comprehensive income (loss)	$51.4	$19.7	$(31.7)

NOTE K–QUARTERLY RESULTS (Unaudited)

	QUARTER
	First	Second	Third	Fourth

2003

Interest and other revenue	$70.6	$71.0	$71.2	$72.2
Income before income taxes	17.0	18.3	20.4	22.4
Net income	10.4	11.2	12.5	13.2

2002

Interest and other revenue	$72.4	$72.4	$73.4	$74.4
Income before income taxes	3.6	8.8	14.7	17.9
Net income	2.1	5.4	8.9	10.9

NOTE L–COMMITMENTS AND CONTINGENCIES

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

ITEM 9A.       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2003 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees charged to the Company by PACCAR were $.2 and $.2 for 2003 and 2002, respectively.

Audit-Related Fees

The registrant was billed and paid audit related fees of $.03 and $.02 in 2003 and 2002, respectively. These fees relate to quarterly compliance reporting requirements of the registrant pursuant to the outstanding shelf registration statement.

Tax and All Other Fees

The registrant has no tax or other fees billed and/or paid during 2003 or 2002 for services provided by the principal accountant.

All fees are approved by the PACCAR Inc audit committee, which functions as the Company’s audit committee.

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

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2003

There were no reports on Form 8-K for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

By	/s/ Timothy M. Henebry	..
Timothy M. Henebry President

Date:  March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

	/s/ Mark C. Pigott	Chairman
Mark C. Pigott

(2)	Principal Financial Officer

	/s/ Michael A. Tembreull	Vice Chairman
Michael A. Tembreull

(3)	Principal Accounting Officer

	/s/ Brice J. Poplawski	Controller
Brice J. Poplawski

(4)	A Majority of the Board of Directors

/s/ Timothy M. Henebry
Timothy M. Henebry

Kenneth R. Gangl* Thomas E. Plimpton*

*By	/s/ Timothy M. Henebry .
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

4.6                                 Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

Form of Letter of Representation among the Company, Citibank, N.A. and The Depository Trust Company, Series K (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

10.1                           Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12.1                           Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 1999 - 2003.

12.2                           Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for each of the five years ended December 31, 1999 - 2003.

12.3                           Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years ended December 31, 1999 - 2003.

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