Form 10-Q
period 2004-03-31
PACCAR FINANCIAL CORP
filed 2004-05-07
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Common Stock, $100 par value—145,000 shares as of April 30, 2004

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I–FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2004	2003

Interest and fee income	$47.4	$52.3
Operating lease and rental income	18.3	12.8
Insurance premiums and other revenue	6.3	5.5
TOTAL INTEREST AND OTHER REVENUE	72.0	70.6

Interest and other borrowing expenses	16.8	23.8
Depreciation and other operating lease and rental expenses	15.1	9.9
Insurance claims and other expenses	4.1	3.4
Selling general and administrative expenses	11.1	10.4
Provision for losses on receivables	.5	6.1
TOTAL EXPENSES	47.6	53.6

INCOME BEFORE INCOME TAXES	24.4	17.0

Income taxes	9.3	6.6

NET INCOME	15.1	10.4
RETAINED EARNINGS AT BEGINNING OF PERIOD	473.3	426.0
Cash dividends paid	69.0	—

RETAINED EARNINGS AT END OF PERIOD	$419.4	$436.4

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets
(Millions of Dollars)

	March 31 2004	December 31 2003*
	(Unaudited)

ASSETS

Cash	$16.0	$5.5
Finance and other receivables, net of allowance for losses (2004 - $66.8 and 2003 - $67.4)	2,956.2	2,976.7
Loans to PACCAR Inc and affiliates	214.6	265.0
Equipment on operating leases, net of depreciation (2004 - $50.8 and 2003 - $44.3)	196.4	198.7
Other assets	27.8	27.4

TOTAL ASSETS	$3,411.0	$3,473.3

LIABILITIES

Accounts payable, accrued expenses and other	$120.9	$134.4
Commercial paper	902.5	1,014.5
Medium-term notes	1,580.0	1,480.0
Income taxes – current and deferred	217.2	205.9
TOTAL LIABILITIES	$2,820.6	$2,834.8

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	138.8	131.9
Retained earnings	419.4	473.3
Accumulated other comprehensive loss	(13.3)	(12.2)

TOTAL STOCKHOLDER’S EQUITY	590.4	638.5

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,411.0	$3,473.3

* The December 31, 2003 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2004	2003

OPERATING ACTIVITIES

Net income	$15.1	$10.4
Items included in net income not affecting cash:
Provision for deferred income taxes	(11.8)	(5.9)
Depreciation and amortization	10.9	7.2
Provision for losses on receivables	.5	6.1
Increase in payables and other	18.5	11.1

NET CASH PROVIDED BY OPERATING ACTIVITIES	33.2	28.9

INVESTING ACTIVITIES

Finance and other receivables originated	(315.9)	(211.8)
Collections on finance and other receivables	323.9	322.7
Net increase in wholesale receivables	(2.6)	(54.2)
Net decrease (increase) in loans to PACCAR Inc and affiliates	50.4	(5.4)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(8.9)	(7.5)
Acquisition of equipment	(.1)	—
Proceeds from disposal of equipment	3.7	1.5

NET CASH PROVIDED BY INVESTING ACTIVITIES	50.5	45.3

FINANCING ACTIVITIES

Net decrease in commercial paper	(112.0)	(121.3)
Proceeds from medium-term notes	250.0	190.0
Payments of medium-term notes	(150.0)	(137.2)
Dividends paid	(69.0)	—
Payment of advances from (to) PACCAR Inc	.9	(1.6)
Capital contributions	6.9	5.1

NET CASH USED IN FINANCING ACTIVITIES	(73.2)	(65.0)

NET INCREASE IN CASH	10.5	9.2

CASH AT BEGINNING OF PERIOD	5.5	9.9

CASH AT END OF PERIOD	$16.0	$19.1

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements	(Millions of Dollars)

NOTE A–Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2004 presentation.

NOTE B–Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2004 and full year 2003 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PACCAR Financial Services Corporation (“PFSC”) charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges similar to the costs that would be incurred if the Company were on a stand-alone basis. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital. A cash dividend in the amount of $69.0 was declared and paid during the first quarter 2004. There were no cash dividends declared or paid during 2003.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two other facilities owned by PACCAR.

The Company’s employees are covered by a defined benefit pension plan, an unfunded post-retirement medical and life insurance plan, and a defined contribution plan sponsored by PACCAR. Separate allocations of defined benefit plan assets and obligations relating to the Company have not been made.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $3.8 and $54.5 at March 31, 2004 and December 31, 2003, respectively. Loans outstanding from PACCAR were $.7 at March 31, 2004. There were no loans outstanding from PACCAR at December 31, 2003.

PACCAR has issued letters of credit as of March 31, 2004 in the amount of $7.9 on behalf of the Company to guarantee funds for payment to insured franchisees and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $210.8 and $210.5 in loans outstanding to foreign affiliates operating in the United Kingdom and the Netherlands at March 31, 2004 and December 31, 2003, respectively.

NOTE C– Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended March 31
	2004	2003

Net income	$15.1	$10.4
Other comprehensive income:
Unrealized net (loss) gain on derivative contracts	(1.1)	4.8
Total comprehensive income	$14.0	$15.2

Accumulated other comprehensive loss of $13.3 and $12.2 at March 31, 2004 and December 31, 2003, respectively, is comprised of the unrealized net loss on derivative contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Millions of Dollars)

Results of Operations

The Company’s net income increased 45% to $15.1 for the first three months of 2004 from $10.4 for the first three months of 2003. The profit improvement resulted from both a lower provision for losses and a higher finance margin. The provision for losses decreased $5.6, or 92%, in the first three months of 2004 from $6.1 for the first three months of 2003. The credit loss improvement was mainly due to a significant reduction in repossessed units. In addition, higher used truck prices contributed to a lower loss per repossession. Also contributing to better earnings were higher finance margins earned on finance receivables and operating leases due to more favorable market conditions and enhancements made to pricing and credit practices. Interest income and expense in the first quarter of 2004 were lower primarily due to lower market interest rates. Operating lease revenue and related depreciation have increased due to an increase in equipment on operating leases in the past year.

The following table summarizes the activity in the Company’s allowance for losses on receivables and presents related ratios:

Allowance for Losses

	Three Months Ended March 31	Year Ended December 31	Three Months Ended March 31
	2004	2003	2003
Balance at beginning of period	$67.4	$66.9	$66.9
Provision for losses	.5	19.6	6.1
Credit losses net of recoveries	(1.1)	(19.1)	(6.1)
Balance at end of period	$66.8	$67.4	$66.9
Ratios:

Credit losses net of recoveries ($1.1 in 2004) to average net receivables and equipment on operating leases ($3,138.9 in 2004) annualized for March 31, 2004 and 2003	.14%	.61%	.77%

Allowance for losses ($66.8 in 2004) to period-end net receivables and equipment on operating leases ($3,164.5 in 2004)	2.11%	2.12%	2.08%

Period-end retail receivables and leases past due, over 60 days, ($27.6 in 2004) to period-end retail contracts and lease receivables ($2,686.8 in 2004)	1.03%	1.15%	2.15%

Company Outlook

The outlook for the Company is primarily dependent on the generation of new business and on the level of credit losses experienced. Asset growth is likely, consistent with the anticipated improvement in the general economy and the resulting increase in truck sales. Some economic weakness, as well as high fuel and insurance costs, could exert pressure on the profit margins of truck operators and cause a return to higher past-due accounts and repossessions, which would result in higher credit losses.

Funding and Liquidity

The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In December 2003, the Company filed a shelf registration statement which became effective on January 16, 2004, under which $3,000.0 of medium-term notes could be issued as needed. As of March 31, 2004, $2,750.0 of such securities were available for issuance.

The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, access to public and private debt markets, lines of credit and other financial resources.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s debt ratings at March 31, 2004 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500.0 at March 31, 2004 of which $750.0 expires in July 2004 and $750.0 expires in July 2006. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts. Of the $1,500.0 in syndicated credit facilities, $1,350.0 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates. These credit facilities are used to provide backup liquidity for the Company’s short-term borrowings. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2004 and the year ended December 31, 2003.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s 2003 Annual Report on Form 10-K continues to be relevant.

Forward Looking Statements

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

For item 3, there was no reportable information during the three months ended March 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2004 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

For items 1, 2, 3, 4 and 5, there was no reportable information during the three months ended March 31, 2004.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this report are listed in the accompanying Index to Exhibits.

(b)	There were no reports on Form 8-K for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 7, 2004	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President
(Authorized Officer)

		By	/s/ Brice J. Poplawski
Brice J. Poplawski
Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibits (in order of assigned index numbers)

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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 2004 and 2003.

12.2

Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three-month periods ended March 31, 2004 and 2003.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 2004 and 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Financial Officer.

32.1	Section 1350 Certifications - Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.