Form 10-Q
period 2004-09-30
PACCAR FINANCIAL CORP
filed 2004-11-05
CIK 731288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Common Stock, $100 par value—145,000 shares as of October 31, 2004

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Interest and fee income	$51.1	$49.9	$147.6	$153.4
Operating lease and rental income	22.7	15.9	61.4	43.1
Insurance premiums and other revenue	8.4	5.4	22.6	16.3
TOTAL INTEREST AND OTHER REVENUE	82.2	71.2	231.6	212.8

Interest and other borrowing expenses	18.3	19.6	51.8	65.9
Depreciation and other operating lease and rental expenses	18.5	12.4	50.2	33.4
Insurance claims and other expenses	4.0	2.8	12.5	9.0
Selling, general and administrative expenses	11.2	11.1	32.9	31.9
Provision for losses on receivables	1.1	4.9	2.7	16.9
TOTAL EXPENSES	53.1	50.8	150.1	157.1

INCOME BEFORE INCOME TAXES	29.1	20.4	81.5	55.7

Income taxes	11.1	7.9	31.0	21.6

NET INCOME	18.0	12.5	50.5	34.1

RETAINED EARNINGS AT BEGINNING OF PERIOD	436.8	447.6	473.3	426.0
Cash dividends paid	—	—	69.0	—
RETAINED EARNINGS AT END OF PERIOD	$454.8	$460.1	$454.8	$460.1

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets

(Millions of Dollars)

	September 30 2004	December 31 2003*

	(Unaudited)
ASSETS

Cash	$14.8	$5.5
Finance and other receivables, net of allowance for losses (2004 - $66.5 and 2003 - $67.4)	3,273.8	2,976.7
Loans to PACCAR Inc and affiliates	274.1	265.0
Equipment on operating leases, net of depreciation (2004 - $64.2 and 2003 - $44.3)	283.4	198.7
Other assets	34.2	27.4
TOTAL ASSETS	$3,880.3	$3,473.3
LIABILITIES

Accounts payable, accrued expenses and other	$139.9	$131.8
Commercial paper	1,255.9	1,014.5
Medium-term notes	1,580.0	1,480.0
Income taxes – current and deferred	258.6	208.5
TOTAL LIABILITIES	$3,234.4	$2,834.8
STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	146.8	131.9
Retained earnings	454.8	473.3
Accumulated other comprehensive loss	(1.2)	(12.2)
TOTAL STOCKHOLDER’S EQUITY	645.9	638.5

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,880.3	$3,473.3

*The December 31, 2003 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Nine Months Ended September 30	2004	2003

OPERATING ACTIVITIES

Net income	$50.5	$34.1
Items included in net income not affecting cash:
Depreciation and amortization	36.1	24.4
Benefit for deferred income taxes	(3.4)	(16.3)
Provision for losses on receivables	2.7	16.9
Increase in payables and other	45.2	13.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	131.1	72.8

INVESTING ACTIVITIES

Finance and other receivables originated	(1,188.0)	(852.6)
Collections on finance and other receivables	939.6	1,014.2
Net (increase) decrease in wholesale receivables	(36.1)	21.8
Net increase in loans to PACCAR Inc and affiliates	(9.1)	(72.9)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(126.3)	(58.8)
Acquisition of equipment	(.6)	(.2)
Proceeds from disposal of equipment	10.2	4.4

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(410.3)	55.9

FINANCING ACTIVITIES

Net increase (decrease) in commercial paper	241.4	(432.2)
Proceeds from medium-term notes	700.0	560.0
Payments of medium-term notes	(600.0)	(259.0)
Dividends paid	(69.0)	—
Payment of advances from (to) PACCAR Inc	1.2	(1.6)
Capital contributions	14.9	11.9

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	288.5	(120.9)

NET INCREASE IN CASH	9.3	7.8

CASH AT BEGINNING OF PERIOD	5.5	9.9

CASH AT END OF PERIOD	$14.8	$17.7

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements	(Millions of Dollars)

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

NOTE B—Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2004 and full year 2003 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PACCAR Financial Services Corporation (“PFSC”) charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges similar to the costs that would be incurred if the Company were on a stand-alone basis. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital. A cash dividend in the amount of $69.0 was declared and paid during the first quarter 2004. There were no cash dividends declared or paid during the second and third quarter of 2004 or the full year 2003.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $10.5 and $54.5 at September 30, 2004 and December 31, 2003, respectively. Loans outstanding from PACCAR were $1.2 at September 30, 2004. There were no loans outstanding from PACCAR at December 31, 2003.

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

PACCAR has issued letters of credit as of September 30, 2004 in the amount of $7.9 on behalf of the Company to guarantee funds for payment to insured franchisees and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of trucks and related equipment manufactured primarily by PACCAR and sold through PACCAR’s independent dealer networks in the United Kingdom, Continental Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $300.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $263.6 and $210.5 in loans outstanding to foreign affiliates operating in the United Kingdom and the Netherlands at September 30, 2004 and December 31, 2003, respectively.  In October 2004, the company received a loan repayment of $100.0 from the Netherlands affiliate.

NOTE C— Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income	$18.0	$12.5	$50.5	$34.1
Other comprehensive income:
Unrealized net (loss) gain on derivative contracts	(4.8)	6.7	11.0	12.4
Total comprehensive income	$13.2	$19.2	$61.5	$46.5

The change in unrealized net (loss) gain on derivative contracts primarily relates to the fluctuations in market interest rates causing a change in the value of the Company’s floating to fixed rate contracts.

Accumulated other comprehensive loss of $1.2 and $12.2 at September 30, 2004 and December 31, 2003, respectively, is comprised of the unrealized net loss on derivative contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Millions of Dollars)

Results of Operations

The Company’s net income of $18.0 for the third quarter of 2004 increased 44% from the $12.5 for the third quarter of 2003. Net income of $50.5 for the first nine months of 2004 increased $16.4 or 48% from the $34.1 earned in the first nine months of 2003.  The profit improvement resulted from both a lower provision for losses and a higher finance margin. The provision for losses decreased $3.8 to $1.1 in the third quarter of 2004 and decreased by $14.2 to $2.7 in the first nine months of 2004. This improvement was mainly due to lower credit losses from a significant reduction in repossessed units, reflecting improvements in the portfolio. In addition, finance margin (revenues minus borrowing, lease and insurance expenses) increased $5.0 in the third quarter of 2004 and $12.6 for the first nine months of 2004, benefiting from a growing portfolio and continuing enhancements made to pricing and credit policies.  For the third quarter and for the first nine months of 2004, average earning assets increased approximately 10% and 4%, respectively from the comparable periods in the prior year.  The increase in average earning assets was due to higher new business volume and lower contract terminations from repossessions due to more favorable market conditions.  Interest income and expense in the third quarter and for the first nine months of 2004 reflect the impact of growth in the portfolio offset by lower market interest rates. Operating lease revenue and related depreciation have increased due to an increase in equipment on operating leases.

The following table summarizes the activity in the Company’s allowance for losses on receivables and presents related ratios:

Allowance for Losses

	Nine Months Ended September 30	Year Ended December 31	Nine Months Ended September 30

	2004	2003	2003
Balance at beginning of period	$67.4	$66.9	$66.9

Provision for losses	2.7	19.6	16.9

Credit losses, net of recoveries	(3.6)	(19.1)	(16.6)
Balance at end of period	$66.5	$67.4	$67.2
Ratios:

Credit losses, net of recoveries ($3.6 in 2004) to average net receivables ($3,046.3 in 2004) annualized at September 30, 2004 and 2003	.16%	.64%	.74%

Allowance for losses ($66.5 in 2004) to period-end net receivables ($3,204.7 in 2004)	2.07%	2.27%	2.29%

Period-end finance and lease receivables past due, over 60 days, ($19.4 in 2004) to period-end retail contracts and lease receivables ($2,938.6 in 2004)	.66%	1.15%	1.29%

Company Outlook

The future profitability of the Company is primarily dependent on the generation of new business and on the level of credit losses experienced.  Asset growth in the fourth quarter of 2004 is contingent upon continued improvement in the general economy and the resulting increase in truck sales and the impact of increased competition.  Some economic weakness, as well as high fuel and insurance costs and higher interest rates, could exert pressure on the profit margins of truck operators and cause a return to a higher level of past-due accounts and repossessions, which could result in higher credit losses.

Funding and Liquidity

The Company manages its capital structure consistent with industry standards. The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, access to public and private debt markets, lines of credit and other financial resources.  The Company’s ability to obtain funds is partly affected by its credit ratings, which are closely related to the outlook for, and the financial condition of, PACCAR as well as its syndicated credit facilities.  The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s credit ratings at September 30, 2004 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

A mix of short-term and long-term debt is used to fund the Company along with stockholder’s equity.  At September 30, 2004, the Company had $1,255.9 of commercial paper and $1,580.0 of senior unsecured term debt outstanding and $645.9 of stockholder’s equity.

Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In December 2003, the Company filed a shelf registration statement which became effective on January 16, 2004, under which $3,000.0 of medium-term notes could be issued as needed. As of September 30, 2004, $2,300.0 of such securities were available for issuance.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500.0 at September 30, 2004.  Of this amount, $750.0 will expire in July 2005 and the remaining $750.0 will expire in July 2006. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts. Of the $1,500.0 in syndicated credit facilities, $1,350.0 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $150.0 is only available for use by PACCAR’s Canadian subsidiaries.  These credit facilities along with cash and marketable securities of PACCAR are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2004 and the year ended December 31, 2003.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s 2003 Annual Report on Form 10-K continues to be relevant.

Forward Looking Statements

Certain information presented in this Form 10-Q contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales; changes in competitive factors; changes affecting the profitability of truck owners and operators, including fuel and insurance costs; price changes impacting equipment costs and residual values; changes in costs and availability of external funding sources; and legislation and governmental regulation.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no reportable information during the nine months ended September 30, 2004.

ITEM 4.                 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2004 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

For items 1, 2, 3, 4 and 5, there was no reportable information during the nine months ended September 30, 2004.

ITEM 6.                 EXHIBITS

Any exhibits filed herewith as part of this report are listed in the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	November 5, 2004	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President
(Authorized Officer)

		By	/s/ Brice J. Poplawski
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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2004 and 2003.

12.2

Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine-month periods ended September 30, 2004 and 2003.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2004 and 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Financial Officer.

32.1	Section 1350 Certifications - Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.