Form 10-K
period 2004-12-31
PACCAR FINANCIAL CORP
filed 2005-03-04
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☐  No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004:

None

The number of shares outstanding of the registrant’s classes of common stock as of February 28, 2005:

Common Stock, $100 par value — 145,000 shares

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR Financial Corp.

INDEX

PART I

Item 1.

Business

Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

The Company principally provides financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer network in the United States. The Company also finances dealer inventories of new and used transportation equipment. The Company’s PacLease division franchises PACCAR dealerships to engage in full-service and finance leasing. In selected markets, PacLease directly engages in full-service leasing with its customers through Company-owned stores and on a limited basis through PACCAR dealerships.

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

PACCAR, through its Peterbilt and Kenworth Divisions, competes in the North American medium-duty (Class 6/7) markets primarily with conventional models. These medium-duty trucks are assembled at PACCAR’s Ste. Therese, Quebec plant and at PACCAR’s facility in Mexicali, Mexico. PACCAR competes in the European light/medium (6 to 15 metric ton) commercial vehicle market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries. Commercial trucks and related replacement parts comprise the largest segment of PACCAR’s business, accounting for
94% of total 2004 net sales and revenues.

Substantially all trucks and related parts are sold to independently-owned dealers, except for a small number of factory branches. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF and Foden nameplates are marketed and distributed by foreign subsidiaries headquartered in the Netherlands and United Kingdom, respectively. A U.S. division, PACCAR International, also markets all four nameplates outside each of Kenworth’s, Peterbilt’s, DAF’s and Foden’s primary markets. The decision to operate as a subsidiary or as a division is incidental to Truck Segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2004. PACCAR’s share of that market was 24.6% of retail sales in 2004. PACCAR’s share of the Class 6 and 7 truck market in 2004 was 9.7%.  In Europe there were five other principal competitors in the commercial vehicle market in 2004, including parent companies to two competitors of PACCAR in the United States. PACCAR’s subsidiary, DAF, had a 12.8% share of the Western European heavy-duty market and an 8.9% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

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

BUSINESS OF THE COMPANY

The Company operates primarily in one industry segment, truck and related equipment financing in the United States. The Company provides financing to customers and dealers for new Kenworth and Peterbilt trucks, used trucks, truck trailers and allied equipment. The Company’s PacLease division franchises PACCAR dealerships to engage in full-service and finance leasing. In selected markets, PacLease directly engages in full-service leasing with its customers through Company-owned stores and on a limited basis through PACCAR dealerships.

The Company currently conducts business with most PACCAR dealers in the United States. The volume of the Company’s business is significantly affected by PACCAR’s sales of trucks to its dealers and competition from other financing sources.

As of December 31, 2004, the Company employed 297 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

The Company’s Products

Retail Customers

The Company offers the following products to retail customers:

Retail Contracts and Loans The Company purchases contracts from dealers and receives assignments of the contracts and a first lien security interest in the vehicles financed (“Retail Contracts”). Certain Retail Contracts with third party leasing companies may also include an assignment to the Company of the related lease and rental payments due. Retail Contracts purchased by the Company have fixed or floating interest rates.

The Company also makes loans to the end users of the vehicles financed that are secured by a first lien security interest in the vehicles (“Loans”). Loans have fixed or floating interest rates.

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

At the end of the operating lease term, the lessee has the option to return the equipment to the Company or purchase the equipment at its fair market value.

Insurance The Company sells physical damage insurance through PACCAR dealers who are licensed insurance agents as well as through licensed agents of the Company. The Company retains the premium revenues and loss exposure for the policies, which are issued through an unrelated regulated insurance carrier.

The Company offers physical damage and liability insurance on new and used trucks and trailers to its full-service lease customers. The Company retains premium and loss exposure for the policies that are issued through an unrelated regulated insurance carrier. To limit its exposure the Company has acquired insurance coverage for losses above specified levels from a third party insurance carrier.

Dealers/Franchisees

The Company offers the following products to PACCAR dealers and PacLease franchisees:

Master Notes Master note contracts (“Master Notes”) are an alternative form of retail financing offered to select dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks and meeting the Company’s requirement as to form, terms and creditworthiness for Retail Contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer. Master Notes have fixed or floating interest rates.

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

Dealer Loans The Company makes secured loans to selected Peterbilt and Kenworth dealers (“Dealer Loans”). The purpose of these loans includes the financing of real estate, fixed assets, working capital and dealership acquisitions. Dealer Loans have fixed or floating interest rates.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements for the periods ended December 31, 2004, 2003 and 2002, with any one party (customers, dealers and/or franchises) that account for 10% or more of total Interest and Other Revenue or Finance and Lease Receivables.

Past Due Receivables and Allowance for Losses

An account is considered past due by the Company if any portion of an installment is due and unpaid for more than 30 days. In periods of adverse economic conditions, past due levels, repossessions and credit losses generally increase.

The Company maintains an allowance for losses on receivables at a level that it considers to be adequate to cover management’s estimates of losses inherent in the portfolio.

For further discussion of the allowance for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COMPETITION AND ECONOMIC FACTORS

The commercial truck and trailer finance and leasing business is highly competitive among banks, commercial finance companies, captive finance companies and leasing companies. Many of these institutions have substantially greater financial resources than the Company and may borrow funds at lower rates.

The dealers are the primary source of contracts acquired by the Company. However, dealers are not required to obtain financing from the Company and they have a variety of other sources that may be used for wholesale and customer financing of trucks. Retail purchasers also have a variety of sources available to finance truck purchases.

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

REGULATION AND SIMILAR MATTERS

In certain states, the Company is subject to retail installment sales or installment loan statutes and related regulations, the terms of which vary from state to state. These laws may require the Company to be licensed as a sales finance company and may regulate disclosure of finance charges and other terms of retail installment contracts. The Company is subject to substantive state franchise regulations and federal and state uniform franchise disclosure laws in connection with the offering of PacLease full-service truck leasing and rental franchises to PACCAR truck dealers. The Company also owns and operates several such truck leasing and rental business locations, which are subject to applicable state licensing laws. The Company is subject to state insurance regulations in connection with its licensed insurance salesmen. The Company is also subject to certain provisions of federal law relating to non-discrimination in the granting of credit.

SOURCES OF FUNDS

The Company’s primary sources of funds are commercial paper and publicly issued medium-term note borrowings in the capital markets, collections on loans and leases, retained earnings and to a lesser extent bank loans and capital contributions from PFSC. The Company’s profitable investment in additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that range from 12 to 84 months.

To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are funded primarily with publicly offered medium-term notes and commercial paper. Interest rate swaps are combined with commercial paper or floating rate medium-term notes to convert floating rate debt to fixed rate debt. Floating rate assets are funded primarily with commercial paper with maturities of three months or less and floating rate medium-term notes. As a result, the Company’s interest margin on existing business does not change significantly from changes in interest rates.

The Company enters into interest rate swap contracts as a tool to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources – commercial paper and medium-term notes. Fixed rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. As of December 31, 2004, the total notional principal amount of interest rate swap contracts outstanding was $1,943.4, all of which result in a fixed rate payment obligation. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. Management believes the risk of incurring such losses is remote, and any losses would be immaterial. The permitted types of interest rate swap contracts, their transaction limits and related approval authorizations have been established by the Company’s senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company’s senior management.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500.0 at December 31, 2004.  Of this amount, $750.0 will expire in July 2005 and the remaining $750.0 will expire in July 2006. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts. Of the $1,500.0 in syndicated credit facilities, $1,350.0 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $150.0 is only available for use by PACCAR’s Canadian subsidiaries.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2004 or 2003.

As of December 31, 2004, the Company had $680.0 of medium-term notes outstanding under a $2,500.0 shelf registration statement, of which $580.0 are due within 12 months.  The Company also had $1,150.0 of medium-term notes outstanding under a $3,000.0 shelf registration statement, none of which are due within 12 months.  See “Note F – Borrowings” in the Notes to Financial Statements for further information on medium-term notes.

An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company’s medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of financing business. The Company receives administrative support from and pays dividends to PFSC and may occasionally borrow funds from or lend money to PACCAR and/or its affiliates. The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two facilities owned by PACCAR and two facilities leased by PACCAR. Since the directors of the Company are all executives of PACCAR or its affiliated companies and PACCAR is the sole owner of PFSC’s outstanding voting common stock, PACCAR can determine the course of the Company’s business.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These foreign affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement described below. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment  sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. As of December 31, 2004, PFSC employed 167 full-time employees, none of whom are represented by a collective bargaining agent. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio was met for the years ended December 31, 2004, 2003 and 2002 without assistance. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

Other offices and leasing facilities of the Company are located in leased premises including two facilities owned by PACCAR and two facilities leased by PACCAR. The Company considers all its properties to be suitable for their intended purpose. Annual lease rentals for these premises in the aggregate are not material in relation to expenses as a whole.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All outstanding common stock is owned by PFSC; therefore, there is no trading market in the Company’s common stock.

A cash dividend in the amount of $69.0 was declared and paid to PFSC in the first quarter of 2004 and a cash dividend in the amount of $11.0 was declared and paid in the second quarter of 2002. There was no cash dividend declared or paid during 2003.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company. The information with respect to each of the five years in the period ended December 31, 2004 has been derived from the Company’s audited financial statements.

Balance Sheet Data

	As of December 31
	2004	2003	2002	2001	2000

Total Assets	$3,970.5	$3,473.3	$3,511.5	$3,562.6	$4,119.4
Total Liabilities	3,295.4	2,834.8	2,955.6	3,039.6	3,597.2
Total Stockholder’s Equity	675.1	638.5	555.9	523.0	522.2

Income Statement Data

	Year ended December 31
	2004		2003		2002		2001		2000
Interest and other revenue	$320.9		$285.0		$292.6		$345.9		$376.3

Total expenses before assumption of interest expense by PACCAR	209.5		206.9		247.6		338.0		322.3
Assumption of interest expense by PACCAR (1)	—		—		—		(17.0)		—
Total expenses	209.5		206.9		247.6		321.0		322.3

Income before income taxes	111.4		78.1		45.0		24.9		54.0
Income taxes	42.2		30.8		17.7		9.7		21.0

Income before cumulative effect of accounting change	69.2		47.3		27.3		15.2		33.0
Cumulative effect of accounting change (net of tax)	—		—		—		.4		—
Net income	$69.2		$47.3		$27.3		$15.6		$33.0

Ratio of Earnings to Fixed Charges Pursuant to SEC reporting Requirements (2)	2.61	x	1.98	x	1.39	x	1.16	x	1.26	x

Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	3.26	x	2.33	x	1.53	x	1.25	x	1.31	x

(1)   In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support of $17.0 through the assumption of the Company’s interest expense. No earnings support was provided for the years ending December 31, 2004, 2003, 2002, or 2000.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Year ended December 31
	2004	2003	2002
Average earning assets	$3,359.1	$3,140.5	$3,214.1
Interest and other revenue	320.9	285.0	292.6
Income before taxes	111.4	78.1	45.0
Net income	69.2	47.3	27.3

Allowance for Losses:
Balance at beginning of year	$67.4	$66.9	$66.2
Provision for losses	4.3	19.6	42.2
Credit losses net of recoveries	(4.6)	(19.1)	(41.5)

Balance at end of year	$67.1	$67.4	$66.9

Ratios:
Credit losses net of recoveries ($4.6 in 2004) to average net receivables ($3,109.2 in 2004)	.15%	.64%	1.32%
Allowance for losses ($67.1 in 2004) to year-end net receivables ($3,387.3 in 2004)	1.98%	2.27%	2.13%
Year-end finance and lease receivables and leases past due, over 60 days, ($16.6 in 2004) to year-end retail contracts and lease receivables ($3,192.7 in 2004)	0.52%	1.15%	1.91%

2004 Compared to 2003:

The Company’s net income increased 46% to $69.2 in 2004 from $47.3 in 2003. The profit improvement resulted from both a higher finance margin (revenues minus borrowing, lease and insurance expenses) and a lower provision for losses. Interest and other revenue increased 13% to $320.9 from $285.0 in 2003 primarily due to higher earning assets, offset by lower interest rates. Average earning assets increased due to higher new loan and lease volume from higher truck production. In addition, increased revenue from used equipment dispositions and insurance premiums contributed to growth in interest and other revenues.  Interest and other borrowing expenses decreased 14% to $71.6 in 2004 due to lower interest rates offset somewhat by higher average debt balances. Depreciation and other operating lease and rental expenses increased 52% to $71.6 in 2004 from $47.2 in 2003 primarily due to continued growth in operating lease assets. Lower credit losses from a significant reduction in repossessed units, reflecting improvements in the portfolio, contributed to the provision for losses on receivables decreasing 78% to $4.3 in 2004 compared to $19.6 in 2003.   The Company’s 2004 effective income tax rate decreased to 37.9% from 39.4% in 2003 due to a lower effective state income tax rate.

2003 Compared to 2002:

The Company’s net income increased 73% to $47.3 in 2003 from $27.3 in 2002. A lower provision for losses and a higher finance margin contributed to the profit improvement. Interest and other revenue decreased 3% to $285.0 from $292.6 in 2002 mainly due to lower earning assets and lower interest rates. Although 2003 new truck volume was consistent with 2002 levels, average earning assets decreased slightly due to runoff of the portfolio. Interest and other borrowing expenses decreased 30% to $83.2 in 2003 due to lower average debt balances and interest rates. Depreciation and other operating lease and rental expenses increased 48% to $47.2 in 2003 from $31.9 in 2003 primarily due to higher operating lease assets. Lower levels of past due accounts and repossessions contributed to the provision for losses on receivables decreasing 54% to $19.6 in 2003 compared to $42.2 in 2002.

Company Outlook

The future profitability of the Company is primarily dependent on the generation of new business and on the level of credit losses experienced.  Asset growth in 2005 is contingent upon continued improvement in the general economy and the resulting increase in truck sales and the impact of increased competition.  Some economic weakness, as well as continuing high fuel and insurance costs and higher interest rates, could exert pressure on the profit margins of truck operators and cause a return to a higher level of past-due accounts and repossessions, which could result in higher credit losses.

Funding and Liquidity

The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In December 2003, the Company filed a shelf registration statement under which $3,000.0 of medium-term notes could be issued as needed.  As of December 31, 2004, $1,850.0 of such securities were available for issuance.

The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, access to public and private debt markets, lines of credit and other financial resources.  The increase in borrowings to $2,880.8 at December 31, 2004 from $2,494.5 at December 31, 2003 was mainly due to originations of finance and other receivables and equipment on operating lease additions exceeding collections and cash provided by operations.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s debt ratings at December 31, 2004 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The following summarizes the Company’s contractual cash commitments at December 31, 2004:

	Maturity
	Less than One Year	More than One Year	Total
Borrowings	$1,630.8	$1,250.0	$2,880.8
Operating Leases	.7	2.1	2.8
Total	$1,631.5	$1,252.1	$2,883.6

As described in Note F to the financial statements, borrowings consist of term debt and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment. In addition, the Company had loan and lease commitments of $289.6 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

Allowance for Credit Losses

The establishment of the allowance for credit losses on receivables is dependent on estimates, including assumptions regarding collectibility of past due accounts, repossession rates and the recovery rate on the underlying collateral. The Company believes its reserve-setting policies adequately take into account the known risks inherent in the portfolio. If there are significant variations in the actual results from those estimates, the provision for credit losses and operating earnings may be adversely impacted. See “Note A – Significant Accounting Policies” in the Notes to Financial Statements.

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

The following is a sensitivity analysis for the Company’s derivatives that have interest rate risk. These instruments are held for other than trading purposes. The gains or losses in the following table represent the changes in the financial instruments’ fair values that would result from a 100 basis point increase of the current market rate at December 31, 2004 and 2003.

Fair Value Gains (Losses)

(Millions of Dollars)

	Year ended December 31
	2004	2003

Assets
Retail notes, contracts and wholesale financing, net of unearned interest, less allowance for losses	$(30.7)	$(26.4)

Liabilities
Debt	.4	.7
Interest rate swaps related to debt	27.5	20.5

Total	$(2.8)	$(5.2)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under Item 15, “Exhibits, Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Financial Services Corporation and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Financial Services Corporation) as of December 31, 2004 and 2003, the related statements of income, cash flows, stockholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board  (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington
February 23, 2005

PACCAR Financial Corp.

STATEMENTS OF INCOME

(Millions of Dollars)

	Year ended December 31
	2004	2003	2002

Interest and fee income	$201.4	$202.9	$230.9
Operating lease and rental income	87.3	60.0	41.5
Insurance premiums and other revenue	32.2	22.1	20.2

TOTAL INTEREST AND OTHER REVENUE	320.9	285.0	292.6

Interest and other borrowing expenses	71.6	83.2	118.9
Depreciation and other operating lease and rental expenses	71.6	47.2	31.9
Insurance claims and other expenses	17.1	12.5	11.7
Selling general and administrative expenses	44.9	44.4	42.9
Provision for losses on receivables	4.3	19.6	42.2

TOTAL EXPENSES	209.5	206.9	247.6

INCOME BEFORE INCOME TAXES	111.4	78.1	45.0
Income taxes	42.2	30.8	17.7

NET INCOME	$69.2	$47.3	$27.3

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)

	As of December 31
	2004	2003

ASSETS

Cash	$18.2	$5.5
Finance and other receivables, net of allowance for losses (2004 - $67.1 and 2003 - $67.4)	3,426.3	2,976.7
Loans to PACCAR Inc and affiliates	129.1	265.0
Equipment on operating leases, net of depreciation (2004 -$73.4 and 2003 - $44.3)	357.8	198.7
Other assets	39.1	27.4

TOTAL ASSETS	$3,970.5	$3,473.3

LIABILITIES

Accounts payable, accrued expenses and other	$133.1	$131.8
Commercial paper	1,050.8	1,014.5
Medium-term notes	1,830.0	1,480.0
Income taxes – current and deferred	281.5	208.5

TOTAL LIABILITIES	$3,295.4	$2,834.8

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	150.7	131.9
Retained earnings	473.5	473.3
Accumulated other comprehensive income (loss)	5.4	(12.2)

TOTAL STOCKHOLDER’S EQUITY	675.1	638.5

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,970.5	$3,473.3

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2004	2003	2002

OPERATING ACTIVITIES

Net income	$69.2	$47.3	$27.3
Items included in net income not affecting cash:
Depreciation and amortization	52.2	34.9	21.9
Provision for losses on receivables	4.3	19.6	42.2
Provision for deferred taxes	68.1	15.1	25.1
(Decrease) increase in payables and other	(22.6)	(9.8)	3.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	171.2	107.1	119.7

INVESTING ACTIVITIES

Finance and other receivables originated	(1,664.8)	(1,186.3)	(1,185.3)
Collections on finance and other receivables	1,298.9	1,358.6	1,422.1
Net increase in wholesale receivables	(61.3)	(3.8)	(121.4)
Net decrease (increase) in loans to PACCAR Inc and affiliates	135.9	(73.0)	(28.8)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(218.3)	(116.1)	(95.5)
Proceeds from disposal of equipment	14.8	6.6	8.4
Acquisition of equipment	(.7)	(.2)	(.7)

NET CASH USED IN INVESTING ACTIVITIES	(495.5)	(14.2)	(1.2)

FINANCING ACTIVITIES

Net increase (decrease) in commercial paper and other short-term borrowings	36.3	(106.1)	(153.9)
Proceeds from medium-term notes	1,150.0	630.0	845.0
Payments of medium-term notes and other borrowings	(800.0)	(634.0)	(826.6)
Dividends paid	(69.0)	—	(11.0)
Payment of advances (to) from PACCAR Inc	.9	(3.1)	2.9
Capital contributions	18.8	15.9	16.5

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	337.0	(97.3)	(127.1)

NET INCREASE (DECREASE) IN CASH	12.7	(4.4)	(8.6)

CASH AT BEGINNING OF YEAR	5.5	9.9	18.5

CASH AT END OF YEAR	$18.2	$5.5	$9.9

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2004	2003	2002

PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	131.9	116.0	99.5
Investments from PACCAR Financial Services Corporation	18.8	15.9	16.5
Balance at end of year	150.7	131.9	116.0

RETAINED EARNINGS

Balance at beginning of year	473.3	426.0	409.7
Net income	69.2	47.3	27.3
Cash dividends paid	(69.0)	—	(11.0)
Balance at end of year	473.5	473.3	426.0

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of year	(12.2)	(31.6)	(31.7)
Net unrealized gains	17.6	19.4	.1
Balance at end of year	5.4	(12.2)	(31.6)

TOTAL STOCKHOLDER’S EQUITY	$675.1	$638.5	$555.9

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	Year ended December 31
	2004	2003	2002

Net income	$69.2	$47.3	$27.3
Other comprehensive income, net of tax
Unrealized net gain on derivative contracts	17.6	19.4	.1
Net other comprehensive income	17.6	19.4	.1

TOTAL COMPREHENSIVE INCOME	$86.8	$66.7	$27.4

See Notes to Financial Statements

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Description of Operations: PACCAR Financial Corp. (the “Company”), is a wholly-owned subsidiary of PACCAR Financial Services Corporation (“PFSC”). PFSC is a wholly-owned subsidiary of PACCAR Inc. (“PACCAR”).  The Company primarily provides financing of PACCAR-manufactured trucks and related equipment sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises PACCAR dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR.

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

Allowance for Losses: The provision for losses on net finance and other receivables is charged to income in an amount sufficient to maintain the allowance for losses at a level considered adequate to cover estimated credit losses, net of recoveries inherent in the portfolio. Receivables are charged to this allowance when, in the judgment of management, they are deemed uncollectible (generally upon repossession of the collateral). With respect to certain retail contracts acquired from dealers, the dealer retains liability, up to specified limits, for the credit loss. The amount and collectibility of dealer recourse provisions have been considered in establishing the allowance for losses on finance and other receivables.

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

Reclassifications: Certain prior-year amounts have been reclassified to conform to the 2004 presentation.

NOTE B – FINANCE AND OTHER RECEIVABLES

Terms for finance and other receivables at origination range from 12 to 84 months. Repayment experience indicates some receivables will be paid prior to contract maturity, while some others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

The Company’s finance and other receivables are as follows:

	Year ended December 31
	2004	2003
Retail contracts and loans due within:
One year	$830.1	$781.8
Two years	609.0	543.3
Three years	467.7	368.4
Four years	269.8	222.5
Five years	119.9	90.7
Six years and beyond	17.8	12.2
	2,314.3	2,018.9
Wholesale financing	373.7	312.3
Direct financing leases (including unguaranteed residual values of $41.4 in 2004 and $47.5 in 2003)	891.4	787.8
Interest and other receivables	39.4	33.5

	3,618.8	3,152.5

Less allowance for losses	(67.1)	(67.4)

	3,551.7	3,085.1

Unearned interest:
Retail contracts and loans	(23.7)	(21.2)
Direct financing leases	(101.7)	(87.2)

	(125.4)	(108.4)

Finance and other receivables	$3,426.3	$2,976.7

Future minimum lease payments on direct financing leases totaled $850.0 at December 31, 2004 and are due as follows: $244.3 in 2005; $192.9 in 2006; $155.2 in 2007; $115.6 in 2008; $82.9 in 2009; and $59.1 in 2010 and beyond.

The allowance for losses on finance and other receivables is summarized as follows:

	Year ended December 31
	2004	2003

Balance at beginning of year	$67.4	$66.9
Provision for losses	4.3	19.6
Credit losses, net of recoveries	(4.6)	(19.1)

Balance at end of year	$67.1	$67.4

At December 31, 2004 and 2003, the recorded investments in retail contracts and loans that were considered to be impaired were $17.8 and $32.7, respectively. Included in the allowance for losses were specific reserves of $3.2 and $6.5 on these impaired retail contracts and loans. The average recorded investment in impaired retail contracts and loans during the years ended December 31, 2004 and 2003, was $21.9 and $40.9, respectively. The Company recognized interest income of $.2, $.5 and $1.2 for the years ended December 31, 2004, 2003 and 2002, respectively, on those impaired retail contracts and loans, all of which was recognized using the cash basis method of income recognition.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination range from 18 to 72 months.  Future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2005 totaled $158.6 and are due as follows: $54.4 in 2005; $47.2 in 2006; $37.7 in 2007; $18.9 in 2008; $.3 in 2009 and $.1 in 2010 and beyond. Depreciation expense related to equipment on operating leases was $44.9, $27.3 and $15.3 in 2004, 2003 and 2002, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2004, 2003 and 2002 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $18.8, $15.9 and $16.5 in 2004, 2003 and 2002, respectively, were charged to the Company. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital. A cash dividend in the amount of $69.0 was declared and paid in the first quarter of 2004. A cash dividend in the amount of $11.0 was declared and paid in the second quarter of 2002. There was no cash dividend declared or paid during 2003.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two facilities owned by PACCAR and two facilities leased by PACCAR.

The Company’s employees are covered by a defined benefit pension plan, an unfunded post-retirement medical and life insurance plan and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets and defined benefit plan obligations relating to the Company have not been made. Expenses charged to the Company by PACCAR for the defined benefit pension plan and the unfunded post-retirement medical and life insurance plan were $.9, $.8, and $.9 for years 2004, 2003 and 2002, respectively. Expenses incurred by the Company for the defined contribution plan benefits were $1.1, $1.0 and $.9 for years 2004, 2003 and 2002, respectively.

Financing and cash management is partly provided through unsecured short-term advances to and from PACCAR. Net annual interest paid to PACCAR was $.1 for the years ended 2004, 2003 and 2002.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $13.8 and $54.5 at December 31, 2004 and 2003, respectively. Loans outstanding from PACCAR were $.9 at December 31, 2004.  There were no loans outstanding from PACCAR at December 31, 2003.

PACCAR has issued letters of credit as of December 31, 2004 in the amount of $6.1 on behalf of the Company to guarantee funds for payment to insured franchises and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These foreign affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $115.3 in loans outstanding to foreign affiliates operating in the United Kingdom and the Netherlands at December 31, 2004. There was a total of $210.5 in loans outstanding to foreign affiliates operating in the United Kingdom and the Netherlands at December 31, 2003. There were no loans outstanding to other foreign affiliates for those periods. Interest income earned on affiliate loans was $3.5, $3.2 and $3.3 in 2004, 2003 and 2002, respectively.

Included within accounts payable, accrued expenses and other is $5.0 and $6.3 payable to PACCAR’s truck divisions at December 31, 2004 and 2003, respectively.

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not engage in derivatives trading, market-making or other speculative activities. Derivative financial instruments are used as hedges to manage exposures to fluctuations in interest rates and foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company, in the normal course of business, enters into various interest-rate contracts, including interest-rate and currency swaps. Interest-rate contracts generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal. These contracts are used to manage exposures to fluctuations in interest rates. Net amounts paid or received are reflected as adjustments to interest expense. At December 31, 2004, the Company had 118 interest rate contracts outstanding with various financial institutions. The notional amount of these contracts totaled $1,943.4, with amounts expiring over the next five years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. The Company has established minimum credit ratings of the counterparties and limits its exposure to any one counterparty. Management believes that the risk of nonperformance by the counterparties is remote.

Floating to fixed rate swaps effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rate debt. Notional maturities for the five years beginning January 1, 2005 are $704.9, $572.7, $467.0, $130.9 and $67.9. The weighted average pay rate on these floating to fixed rate swaps was 3.07%. The weighted average receive rate of 2.30% offsets rates on associated debt obligations.

All derivatives are reported at fair value and included in “Other assets” or “Accounts payable, accrued expenses & other” in the accompanying balance sheets depending on the individual derivative contracts estimated fair value. The unrealized gain or loss on the effective portion of derivatives that have been designated as cash flow hedging instruments arising from the change in fair value is initially reported in Other Comprehensive Income (OCI). The remaining unrealized gain or loss, if any, is recognized currently in earnings. For fair value hedge transactions, changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. Hedge ineffectiveness was considered immaterial for 2004, 2003 and 2002. Amounts in accumulated OCI are reclassified into interest expense in the same period in which the hedged forecasted transaction affects earnings. Net gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Of the accumulated unrealized net income included in OCI as of December 31, 2004, $ .6 is expected to be reclassified to interest expense in 2005. The fixed interest earned on finance receivables will offset the amount recognized in interest expense resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

NOTE F – BORROWINGS

Borrowings are summarized as follows:

	Effective	As of December 31,
	Rate*	2004	2003

Commercial paper	2.86%	$1,050.8	$1,014.5
Fixed rate medium-term notes	2.50%	50.0	55.0
Floating rate medium-term notes	2.70%	1,780.0	1,425.0
Total	2.75%	$2,880.8	$2,494.5

*The effective rate is the weighted average rate as of December 31, 2004 and includes the effects of interest rate swap agreements.

Interest expense on borrowings amounted to $67.9, $78.8, and $114.7 for 2004, 2003 and 2002, respectively.

Principal amounts of medium-term notes due over the next five years beginning January 1, 2005 are $580.0 in 2005 and $1,250.0 in 2006.

At December 31, 2004, there was $1,850.0 of medium-term debt available for issuance under a currently outstanding shelf registration statement.

Cash paid for interest (net of swap interest received) was $69.0 in 2004, $82.5 in 2003, and $120.9 in 2002.

NOTE G – CREDIT ARRANGEMENTS

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500.0 at December 31, 2004.  Of this amount, $750.0 will expire in July 2005 and the remaining $750.0 will expire in July 2006. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts. Of the $1,500.0 in syndicated credit facilities, $1,350.0 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $150.0 is only available for use by PACCAR’s Canadian subsidiaries.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2004 or 2003.

NOTE H – INCOME TAXES

The provision for income taxes consists of the following:

	Year ended December 31
	2004	2003	2002

Current provision (benefit)
Federal	$(26.4)	$12.5	$(9.0)
State	.5	3.2	1.6
	(25.9)	15.7	(7.4)

Deferred provision	68.1	15.1	25.1

	$42.2	$30.8	$17.7

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2004	2003	2002

Tax at the statutory rate of 35%	$39.0	$27.3	$15.8
Effect of state income taxes	3.2	3.0	1.8
Other	—	.5	.1
	$42.2	$30.8	$17.7

Cash paid/ (received) for income taxes was $(20.2) in 2004, $16.0 in 2003, and $(.2) in 2002.

Deferred income tax assets and liabilities consisted of the following:

	As of December 31
	2004	2003
Deferred tax liability:
Asset capitalization and depreciation	$320.2	$252.8
Other	5.9	1.3

Deferred tax assets:
Allowance for losses on receivables	(25.7)	(25.9)
Other	(8.8)	(15.7)

Net deferred tax liability	$291.6	$212.5

NOTE I – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Commercial Paper and Medium-Term Notes: The carrying amounts of the Company’s commercial paper and floating rate medium-term notes approximate their fair value. The fair value of the Company’s fixed rate medium-term notes is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Instruments: Derivative instruments are carried at fair value. Fair values for the Company’s interest-rate and foreign exchange contracts are based on costs that would be incurred to terminate existing agreements and enter into new agreements with similar notional amounts, maturity dates and counterparties’ credit standing at current market interest rates.

Accounts Payable, Accrued Expenses and Other: Carrying amounts approximate fair value and have been excluded from the accompanying table.

Financial instruments of the Company, where the recorded carrying amount is not at fair value, are as follows:

	As of December 31
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Net receivables	$2,612.5	$2,605.3	$2,258.9	$2,278.5
Fixed rate medium-term notes	50.0	49.7	55.0	55.8

NOTE J – STOCKHOLDER’S EQUITY

Preferred Stock

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income (loss) with the related tax effects are as follows:

	Pretax Amount	Tax Effect	Net Amount

2004

Other comprehensive income (loss):
Net holding gain on derivative contracts	$7.2	$(2.8)	$4.4
Reclassification adjustment	21.3	(8.1)	13.2
Net other comprehensive income	$28.5	$(10.9)	$17.6

2003

Other comprehensive income (loss):
Net holding loss on derivative contracts	$(10.1)	$4.0	$(6.1)
Reclassification adjustment	41.5	(16.0)	25.5
Net other comprehensive income	$31.4	$(12.0)	$19.4

2002

Other comprehensive income (loss):
Net holding loss on derivative contracts	$(48.3)	$18.5	$(29.8)
Reclassification adjustment	48.5	(18.6)	29.9
Net other comprehensive income	$.2	$(.1)	$.1

NOTE K – QUARTERLY RESULTS (Unaudited)

	QUARTER
	First	Second	Third	Fourth

2004

Interest and other revenue	$72.0	$77.4	$82.2	$89.3
Income before income taxes	24.4	28.0	29.1	29.9
Net income	15.1	17.4	18.0	18.7

2003

Interest and other revenue	$70.6	$71.0	$71.2	$72.2
Income before income taxes	17.0	18.3	20.4	22.4
Net income	10.4	11.2	12.5	13.2

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole. In addition, the Company had loan and lease commitments of $289.6 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2004 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees charged to the Company by PACCAR were $.4 and $.2 for 2004 and 2003, respectively.

Other Fees

The registrant has no audit-related, tax or other fees billed and/or paid during 2004 or 2003 for services provided by the principal accountant.

All fees are approved in advance by the PACCAR Inc audit committee.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2004, 2003 and 2002

Balance Sheets – December 31, 2004 and 2003

Statements of Cash Flows – Years Ended December 31, 2004, 2003 and 2002

Statements of Stockholder’s Equity – Years Ended December 31, 2004, 2003 and 2002

Statements of Comprehensive Income – Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements – December 31, 2004, 2003 and 2002

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits

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

Date: March 4, 2005

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

12.1         Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2000 - 2004.

12.2         Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for each of the five years ended December 31, 2000 - 2004.

12.3         Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years ended December 31, 2000 - 2004.

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