Form 10-Q
period 2005-03-31
PACCAR FINANCIAL CORP
filed 2005-05-02
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Common Stock, $100 par value—145,000 shares as of April 30, 2005

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q
PACAR FINANCIAL CORP.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2005	2004

Interest and fee income	$55.0	$47.4
Operating lease and rental income	27.0	18.3
Insurance premiums and other revenue	9.1	6.3
TOTAL INTEREST AND OTHER REVENUE	91.1	72.0

Interest and other borrowing expenses	21.3	16.8
Depreciation and other operating lease and rental expenses	22.6	15.1
Insurance claims and other expenses	4.6	4.1
Selling, general and administrative expenses	11.9	11.1
Provision for losses on receivables	1.1	.5
TOTAL EXPENSES	61.5	47.6

INCOME BEFORE INCOME TAXES	29.6	24.4

Income taxes	11.3	9.3

NET INCOME	18.3	15.1
RETAINED EARNINGS AT BEGINNING OF PERIOD	473.5	473.3
Cash dividends paid	—	69.0
RETAINED EARNINGS AT END OF PERIOD	$491.8	$419.4

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

Balance Sheets	March 31	December 31
(Millions of Dollars)	2005	2004*
	(Unaudited)
ASSETS

Cash	$16.1	$18.2
Finance and other receivables, net of allowance for losses (2005 - $67.8 and 2004 - $67.1)	3,501.4	3,423.8
Loans to PACCAR Inc and affiliates	135.3	129.1
Equipment on operating leases, net of depreciation (2005 - $85.3 and 2004 - $73.4)	344.5	357.8
Other assets	77.9	41.8

TOTAL ASSETS	$4,075.2	$3,970.7

LIABILITIES

Accounts payable, accrued expenses and other	$140.8	$133.3
Commercial paper	1,072.7	1,050.8
Medium-term notes	1,840.0	1,830.0
Income taxes — current and deferred	310.6	281.5

TOTAL LIABILITIES	$3,364.1	$3,295.6

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	157.7	150.7
Retained earnings	491.8	473.5
Accumulated other comprehensive income	16.1	5.4

TOTAL STOCKHOLDER’S EQUITY	711.1	675.1

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,075.2	$3,970.7

*The December 31, 2004 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2005	2004

OPERATING ACTIVITIES

Net income	$18.3	$15.1
Items included in net income not affecting cash:
Depreciation and amortization	17.3	10.9
Benefit for deferred taxes	(9.1)	(11.8)
Provision for losses on receivables	1.1	.5
Increase in payables and other	8.7	7.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	36.3	22.2

INVESTING ACTIVITIES

Finance and other receivables originated	(358.0)	(304.9)
Collections on finance and other receivables	325.6	323.9
Net increase in wholesale receivables	(34.1)	(2.6)
Net (increase) decrease in loans to PACCAR Inc and affiliates	(6.2)	50.4
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(9.2)	(8.9)
Proceeds from disposal of equipment	5.5	3.7
Acquisition of equipment	—	(.1)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(76.4)	61.5

FINANCING ACTIVITIES

Net increase (decrease) in commercial paper	21.9	(112.0)
Proceeds from medium-term notes	200.0	250.0
Payments of medium-term notes	(190.0)	(150.0)
Dividends paid	—	(69.0)
Payment of advances (to) from PACCAR Inc	(.9)	.9
Capital contributions	7.0	6.9

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38.0	(73.2)

NET (DECREASE) INCREASE IN CASH	(2.1)	10.5

CASH AT BEGINNING OF PERIOD	18.2	5.5

CASH AT END OF PERIOD	$16.1	$16.0

See Notes to Financial Statements.

Notes to Financial Statements

(Millions of Dollars)

NOTE A — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2005 presentation.

NOTE B — Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2005 and full year 2004 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PACCAR Financial Services Corporation (“PFSC”) charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges similar to the costs that would be incurred if the Company were on a stand-alone basis. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital. There were no cash dividends declared or paid during the first quarter 2005.  A cash dividend in the amount of $69.0 was declared and paid during the first quarter 2004.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two additional facilities owned by PACCAR and two facilities leased by PACCAR.

The Company’s employees are covered by a defined benefit pension plan, an unfunded post-retirement medical and life insurance plan, and a defined contribution plan sponsored by PACCAR. Separate allocations of defined benefit plan assets and obligations relating to the Company have not been made.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $19.9 and $13.8 at March 31, 2005 and December 31, 2004, respectively. There were no loans outstanding from PACCAR at March 31, 2005.  Loans outstanding from PACCAR were $.9 at December 31, 2004.

PACCAR has issued letters of credit as of March 31, 2005 in the amount of $8.7 on behalf of the Company to guarantee funds for payment to insured franchisees and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of PACCAR- manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $115.4 and $115.3 in loans outstanding to foreign affiliates operating in the United Kingdom and The Netherlands at March 31, 2005 and December 31, 2004, respectively.

NOTE C — Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended
	March 31
	2005	2004
Net income	$18.3	$15.1
Other comprehensive income:
Unrealized net gain (loss) on derivative contracts	10.7	(1.1)
Total comprehensive income	$29.0	$14.0

Accumulated other comprehensive income of $16.1 and $5.4 at March 31, 2005 and December 31, 2004, respectively, is comprised of the unrealized net gain on derivative contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

The Company’s net income increased 21% to $18.3 for the first quarter of 2005 from $15.1 for the first quarter of 2004. The profit improvement primarily resulted from a higher finance margin (revenues minus borrowing, lease and insurance expenses) due to an increase in average earning assets. In the first quarter of 2005, average earning assets increased 18% to $3,714.1 from $3,138.9 in the first quarter of 2004. This was due to higher new loan and lease volume from higher truck production and the resulting increase in units financed. Interest income and expense in the first quarter of 2005 were higher from growth in the portfolio and higher market interest rates. Operating lease revenue and related depreciation have increased due to an increase in operating leases in the past year. In addition, increased revenue from insurance premiums and used equipment dispositions contributed to growth in interest and other revenues.

The following table summarizes the activity in the Company’s allowance for losses on receivables and presents related ratios:

Allowance for Losses

	Three Months Ended	Year Ended	Three Months Ended
	March 31	December 31	March 31
	2005	2004	2004
Balance at beginning of period	$67.1	$67.4	$67.4
Provision for losses	1.1	4.3	.5
Credit losses net of recoveries	(.4)	(4.6)	(1.1)
Balance at end of period	$67.8	$67.1	$66.8
Ratios:
Credit losses net of recoveries ($.4 in 2005) to average net receivables ($3,359.4 in 2005) annualized for March 31, 2005 and 2004	.04%	.15%	.16%
Allowance for losses ($67.8 in 2005) to period-end net receivables ($3,453.4 in 2005)	1.96%	1.98%	2.26%
Period-end finance and lease receivables and leases past due, over 60 days, ($14.6 in 2005) to period-end retail contracts and lease receivables ($3,210.3 in 2005)	.45%	.52%	1.03%

Company Outlook

The future profitability of the Company is primarily dependent on the generation of new business and on the level of credit losses experienced.  Asset growth is contingent upon continued improvement in the general economy and the resulting increase in truck sales financed and the impact of increased competition.  Some economic weakness, as well as continuing high fuel and insurance costs and higher interest rates, could exert pressure on the profit margins of truck operators and could cause higher levels of past-due accounts and repossessions, which could result in higher credit losses.

Funding and Liquidity

The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In December 2003, the Company filed a shelf registration statement under which $3,000.0 of medium-term notes could be issued as needed. As of March 31, 2005, $1,650.0 of such securities were available for issuance.

The Company believes that it has sufficient financial capabilities to continue funding receivables and servicing debt through internally generated funds, access to public and private debt markets, lines of credit and other financial resources.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s debt ratings at March 31, 2005 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500.0 at March 31, 2005 of which $750.0 expires in July 2005 and $750.0 expires in July 2006. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts. Of the $1,500.0 in syndicated credit facilities, $1,350.0 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $150.0 is only available for use by PACCAR’s Canadian subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2005 and the year ended December 31, 2004.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s 2004 Annual Report on Form 10-K continues to be relevant.

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

There was no reportable information during the three months ended March 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2005 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

For Items 1, 2, 3, 4 and 5, there was no reportable information during the three months ended March 31, 2005.

ITEM 6.	EXHIBITS

Any exhibits filed herewith as part of this report are listed in the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 2, 2005	By	/s/ Timothy M. Henebry
Timothy M. Henebry President (Authorized Officer)

		By	/s/ Brice J. Poplawski
Brice J. Poplawski Controller (Chief Accounting Officer)

FORM 10-Q

PACCAR FINANCIAL CORP.

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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three-month periods ended March 31, 2005 and 2004.

12.2

Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three-month periods ended March 31, 2005 and 2004.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the three-month periods ended March 31, 2005 and 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Financial Officer.

32.1	Section 1350 Certifications - Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.