Form 10-Q
period 2005-06-30
PACCAR FINANCIAL CORP
filed 2005-07-29
CIK 731288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Common Stock, $100 par value—145,000 shares as of June 30, 2005

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Interest and fee income	$59.7	$49.1	$114.7	$96.5
Operating lease and rental income	28.9	20.4	55.9	38.7
Insurance premiums and other revenue	9.4	7.9	18.5	14.2
TOTAL INTEREST AND OTHER REVENUE	98.0	77.4	189.1	149.4

Interest and other borrowing expenses	24.4	16.7	45.7	33.5
Depreciation and other operating lease and rental expenses	23.4	16.6	46.0	31.7
Insurance claims and other expenses	5.3	4.4	9.9	8.5
Selling, general and administrative expenses	11.5	10.6	23.4	21.7
Provision for losses on receivables	4.6	1.1	5.7	1.6
TOTAL EXPENSES	69.2	49.4	130.7	97.0

INCOME BEFORE INCOME TAXES	28.8	28.0	58.4	52.4

Income taxes	11.1	10.6	22.4	19.9

NET INCOME	17.7	17.4	36.0	32.5

RETAINED EARNINGS AT BEGINNING OF PERIOD	491.8	419.4	473.5	473.3
Cash dividends paid	20.0	—	20.0	69.0

RETAINED EARNINGS AT END OF PERIOD	$489.5	$436.8	$489.5	$436.8

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets

(Millions Except Share and Per Share Amounts)

	June 30	December 31
	2005	2004*
	(Unaudited)
ASSETS

Cash	$30.1	$18.2
Finance and other receivables, net of allowance for losses (2005 - $71.5 and 2004 - $67.1)	3,724.7	3,423.8
Loans to PACCAR Inc and affiliates	57.1	129.1
Equipment on operating leases, net of depreciation (2005 - $97.8 and 2004 - $73.4)	373.8	357.8
Other assets	88.4	41.8

TOTAL ASSETS	$4,274.1	$3,970.7

LIABILITIES

Accounts payable, accrued expenses and other	$148.7	$133.3
Commercial paper	1,431.0	1,050.8
Medium-term notes	1,700.0	1,830.0
Income taxes – current and deferred	289.0	281.5

TOTAL LIABILITIES	$3,568.7	$3,295.6

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	161.5	150.7
Retained earnings	489.5	473.5
Accumulated other comprehensive income	8.9	5.4

TOTAL STOCKHOLDER’S EQUITY	705.4	675.1

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,274.1	$3,970.7

*The December 31, 2004 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Six Months Ended June 30	2005	2004

OPERATING ACTIVITIES

Net income	$36.0	$32.5
Items included in net income not affecting cash:
Depreciation and amortization	35.3	22.6
Benefit for deferred taxes	(20.8)	(14.1)
Provision for losses on receivables	5.7	1.6
Increase in payables and other	20.0	39.6

NET CASH PROVIDED BY OPERATING ACTIVITIES	76.2	82.2

INVESTING ACTIVITIES

Finance and other receivables originated	(885.1)	(746.6)
Collections on finance and other receivables	680.0	624.7
Net increase in wholesale receivables	(93.0)	(34.2)
Net decrease in loans to PACCAR Inc and affiliates	72.0	33.1
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(58.0)	(71.2)
Proceeds from disposal of equipment	10.0	7.8
Other	(38.6)	(19.6)

NET CASH USED IN INVESTING ACTIVITIES	(312.7)	(206.0)

FINANCING ACTIVITIES

Net increase in commercial paper	380.2	36.2
Proceeds from medium-term notes	200.0	600.0
Payments of medium-term notes	(330.0)	(450.0)
Dividends paid	(20.0)	(69.0)
Proceeds of loans from PACCAR Inc	7.4	.7
Capital contributions	10.8	10.9

NET CASH PROVIDED BY FINANCING ACTIVITIES	248.4	128.8

NET INCREASE IN CASH	11.9	5.0

CASH AT BEGINNING OF PERIOD	18.2	5.5

CASH AT END OF PERIOD	$30.1	$10.5

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE A – Basis of Presentation

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

NOTE B – Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2005 and full year 2004 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PACCAR Financial Services Corporation (“PFSC”), the Company’s parent, charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges similar to the costs that would be incurred if the Company were on a stand-alone basis. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital. A cash dividend in the amount $20.0 was declared and paid during the second quarter of 2005 and $69.0 was declared and paid during the first quarter 2004.

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

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $7.0 and $13.8 at June 30, 2005 and December 31, 2004, respectively. Loans outstanding from PACCAR were $8.3 and $.9 at June 30, 2005 and December 31, 2004, respectively.

PACCAR has issued letters of credit as of June 30, 2005 in the amount of $6.7 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $50.1 and $115.3 in loans outstanding to foreign affiliates operating in the United Kingdom and The Netherlands at June 30, 2005 and December 31, 2004, respectively.

NOTE C – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income	$17.7	$17.4	$36.0	$32.5
Other comprehensive income:
Unrealized net (loss) gain on derivative contracts	(7.2)	16.9	3.5	15.8
Total comprehensive income	$10.5	$34.3	$39.5	$48.3

The unrealized net loss on derivative contracts for the three months ended June 30, 2005 was due to a decrease in long term market interest rates causing a decrease in the fair market value in the Company’s floating to fixed rate contracts.

Accumulated other comprehensive income of $8.9 and $5.4 at June 30, 2005 and December 31, 2004, respectively, is comprised of the unrealized net gain on derivative contracts.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

The Company’s net income of $17.7 for the second quarter of 2005 increased 2% from the $17.4 for the second quarter of 2004.  Net income of $36.0 for the first six months of 2005 increased $3.5 or 11% higher than the $32.5 earned in the first six months of 2004.  The profit improvement in the second quarter and for the first six months primarily resulted from a higher finance margin (revenues minus borrowing, lease, and insurance expenses), partially offset by an increase in the provision for losses on receivables.  Finance margin increased in the second quarter of 2005 and for the first six months of 2005, benefiting from an increase in average earning assets of approximately 20% and 19%, respectively, from the comparable periods in the prior year.  The increase in average earning assets was due to higher new loan and lease volume resulting from higher PACCAR truck production.  Interest income and expense for the second quarter and the first six months of 2005 were higher from growth in the portfolio and higher market interest rates.  Operating lease revenue and related depreciation have increased due to an increase in equipment on operating leases in the past year.  The provision for losses increased by $3.5 to $4.6 in the second quarter of 2005 and increased by $4.1 to $5.7 in the first six months of 2005, reflecting the impact of a growing portfolio.

The following table summarizes the activity in the Company’s allowance for losses on receivables and presents related ratios:

Allowance for Losses

	Six Months Ended	Year Ended	Six Months Ended
	June 30	December 31	June 30
	2005	2004	2004
Balance at beginning of period	$67.1	$67.4	$67.4
Provision for losses	5.7	4.3	1.6
Credit losses, net of recoveries	(1.3)	(4.6)	(2.2)
Balance at end of period	$71.5	$67.1	$66.8
Ratios:

Credit losses net of recoveries ($1.3 in 2005) to average net receivables ($3,462.6 in 2005) annualized at June 30, 2005 and 2004	.07%	.15%	.15%

Allowance for losses ($71.5 in 2005) to period-end net receivables ($3,682.0 in 2005)	1.94%	1.98%	2.14%

Period-end finance and lease receivables past due, over 60 days, ($13.0 in 2005) to period-end retail contracts and lease receivables ($3,376.3 in 2005)	.39%	.52%	.80%

Company Outlook

The future profitability of the Company is primarily dependent on the generation of new business and on the level of credit losses experienced.  Continued asset growth is dependent upon the level of truck sales financed and the impact of competition.  Some economic weakness, as well as continuing high fuel and insurance costs and higher interest rates, could exert pressure on the profit margins of truck operators and cause higher past-due accounts and repossessions, which could result in higher credit losses.

Funding and Liquidity

The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In December 2003, the Company filed a shelf registration statement under which $3,000 of medium-term notes could be issued as needed. As of June 30, 2005, $1,650 of such securities were available for issuance.

The Company believes that it has sufficient financial capabilities to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets, lines of credit and other financial resources.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s credit ratings at June 30, 2005 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500 at June 30, 2005.  In July 2005, the $1,500 syndicated credit facilities were replaced with $1,500 in new facilities.  Of this amount, $500 expires in July 2006 and $1,000 expires in July 2010.  PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Of the new facilities, $1,120 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates.  For the remaining $380, $300 is only available for use by PACCAR’s Canadian subsidiaries and $80 is only available for use by PACCAR’s Australian financial subsidiary.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2005 and the year ended December 31, 2004.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the six months ended June 30, 2005. For additional information, refer to the market risk disclosure in Item 7a as presented in the Company’s 2004 annual report on Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2005 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

For items 1, 2, 3, 4 and 5, there was no reportable information during the six months ended June 30, 2005.

ITEM 6.  EXHIBITS

Any exhibits filed herewith as part of this report are listed in the accompanying Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	July 29, 2005	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President (Authorized Officer)

		By	/s/ Brice J. Poplawski
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

12.1         Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six-month periods ended June 30, 2005 and 2004.

12.2         Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six-month periods ended June 30, 2005 and 2004.

12.3         Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the six-month periods ended June 30, 2005 and 2004.

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