Form 10-Q
period 2005-09-30
PACCAR FINANCIAL CORP
filed 2005-11-04
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether company is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $100 par value—145,000 shares as of October 31, 2005

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Interest and fee income	$65.1	$51.1	$179.8	$147.6
Operating lease and rental income	31.1	22.7	87.2	61.4
Insurance premiums and other revenue	10.2	8.4	28.7	22.6
TOTAL INTEREST AND OTHER REVENUE	106.4	82.2	295.7	231.6

Interest and other borrowing expenses	28.5	18.3	74.2	51.8
Depreciation and other operating lease and rental expenses	25.5	18.5	71.7	50.2
Insurance claims and other expenses	6.4	4.0	16.3	12.5
Selling, general and administrative expenses	11.9	11.2	35.2	32.9
Provision for losses on receivables	3.5	1.1	9.3	2.7
TOTAL EXPENSES	75.8	53.1	206.7	150.1

INCOME BEFORE INCOME TAXES	30.6	29.1	89.0	81.5

Income taxes	11.7	11.1	34.1	31.0

NET INCOME	18.9	18.0	54.9	50.5

RETAINED EARNINGS AT BEGINNING OF PERIOD	489.5	436.8	473.5	473.3
Cash dividends paid	—	—	20.0	69.0
RETAINED EARNINGS AT END OF PERIOD	$508.4	$454.8	$508.4	$454.8

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets

(Millions Except Share and Per Share Amounts)

	September 30 2005	December 31 2004*
	(Unaudited)
ASSETS

Cash	$13.5	$18.2
Finance and other receivables, net of allowance for losses (2005 - $74.2 and 2004 - $67.1)	3,906.3	3,422.8
Loans to PACCAR Inc and affiliates	61.3	130.1
Equipment on operating leases, net of depreciation (2005 - $109.8 and 2004 - $73.4)	392.9	357.8
Other assets	102.0	41.8

TOTAL ASSETS	$4,476.0	$3,970.7

LIABILITIES

Accounts payable, accrued expenses and other	$133.4	$133.3
Commercial paper	1,577.1	1,050.8
Medium-term notes	1,720.0	1,830.0
Income taxes – current and deferred	308.1	281.5

TOTAL LIABILITIES	$3,738.6	$3,295.6

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	165.9	150.7
Retained earnings	508.4	473.5
Accumulated other comprehensive income	17.6	5.4
TOTAL STOCKHOLDER’S EQUITY	737.4	675.1

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,476.0	$3,970.7

*The December 31, 2004 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Nine Months Ended September 30	2005	2004

OPERATING ACTIVITIES

Net income	$54.9	$50.5
Items included in net income not affecting cash:
Depreciation and amortization	54.4	36.1
Benefit for deferred taxes	(24.4)	(3.4)
Provision for losses on receivables	9.3	2.7
Increase in payables and other	42.6	45.1

NET CASH PROVIDED BY OPERATING ACTIVITIES	136.8	131.0

INVESTING ACTIVITIES

Finance and other receivables originated	(1,414.8)	(1,148.7)
Collections on finance and other receivables	1,060.1	939.6
Net increase in wholesale receivables	(141.6)	(36.1)
Net decrease (increase) in loans to PACCAR Inc and affiliates	68.8	(9.0)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(99.2)	(126.3)
Proceeds from disposal of equipment	14.6	10.2
Other	(40.3)	(39.9)

NET CASH USED IN INVESTING ACTIVITIES	(552.4)	(410.2)

FINANCING ACTIVITIES

Net increase in commercial paper	526.3	241.4
Proceeds from medium-term notes	400.0	700.0
Payments of medium-term notes	(510.0)	(600.0)
Dividends paid	(20.0)	(69.0)
Payments of advances (to) from PACCAR Inc	(.6)	1.2
Capital contributions	15.2	14.9

NET CASH PROVIDED BY FINANCING ACTIVITIES	410.9	288.5

NET (DECREASE) INCREASE IN CASH	(4.7)	9.3

CASH AT BEGINNING OF PERIOD	18.2	5.5

CASH AT END OF PERIOD	$13.5	$14.8

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

NOTE B – Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined) of at least 1.25 to 1 for any year. The required ratio for the nine months ended September 30, 2005 and full year 2004 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PACCAR Financial Services Corporation (“PFSC”), the Company’s parent, charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges similar to the costs that would be incurred if the Company were on a stand-alone basis. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital. A cash dividend in the amount of $20.0 was declared and paid during the second quarter of 2005 and $69.0 was declared and paid during the first quarter 2004.

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

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $11.2 and $14.8 at September 30, 2005 and December 31, 2004, respectively. Loans outstanding from PACCAR were $.3 and $.9 at September 30, 2005 and December 31, 2004, respectively.

PACCAR has issued letters of credit as of September 30, 2005 in the amount of $5.4 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $50.1 and $115.3 in loans outstanding to foreign affiliates operating in the United Kingdom and The Netherlands at September 30, 2005 and December 31, 2004, respectively.

NOTE C – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$18.9	$18.0	$54.9	$50.5
Other comprehensive income:
Unrealized net gain (loss) on derivative contracts	8.7	(4.8)	12.2	11.0
Total comprehensive income	$27.6	$13.2	$67.1	$61.5

The unrealized net gain on derivative contracts in the three and nine months ended September 30, 2005 was due to the increase in short term market interest rates causing an increase in the fair market value in the Company’s floating to fixed rate contracts.

Accumulated other comprehensive income of $17.6 and $5.4 at September 30, 2005 and December 31, 2004, respectively, is comprised of the unrealized net gain on derivative contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

The Company’s net income of $18.9 for the third quarter of 2005 increased 5% from the $18.0 for the third quarter of 2004.  Net income of $54.9 for the first nine months of 2005 increased $4.4 or 9% from the $50.5 earned in the first nine months of 2004.  The profit improvement in the third quarter and for the first nine months primarily resulted from a higher finance margin (revenues minus borrowing, lease, and insurance expenses), partially offset by an increase in selling, general and administrative expenses and an increase in the provision for losses on receivables which is discussed further below.  Finance margin increased in the third quarter of 2005 and for the first nine months of 2005, benefiting from an increase in average earning assets of approximately 22% and 20%, respectively, from the comparable periods in the prior year.  The increase in average earning assets was due to higher new loan and lease volume resulting from higher PACCAR truck production.  Interest income and expense for the third quarter and the first nine months of 2005 were higher from growth in the portfolio and higher market interest rates.  Operating lease revenue and related depreciation have increased due to an increase in equipment on operating leases in the past year.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Nine Months Ended September 30	Year Ended December 31	Nine Months Ended September 30
	2005	2004	2004
Balance at beginning of period	$67.1	$67.4	$67.4
Provision for losses	9.3	4.3	2.7
Credit losses	(4.8)	(8.9)	(6.7)
Recoveries	2.6	4.3	3.1
Balance at end of period	$74.2	$67.1	$66.5
Ratios:

Credit losses net of recoveries ($2.2 in 2005) to average net receivables ($3,567.9 in 2005) annualized at September 30, 2005 and 2004	.08%	.15%	.16%

Allowance for losses ($74.2 in 2005) to period-end net receivables ($3,876.7 in 2005)	1.91%	1.98%	2.07%

Period-end finance and lease receivables past due, over 60 days, ($12.7 in 2005) to period-end retail contracts and lease receivables ($3,528.9 in 2005)	.36%	.52%	.66%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry.  The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30 2005		December 31 2004		September 30 2004
Retail loans	$2,425.0	61%	$2,157.8	62%	$2,053.6	62%
Retail leases	$846.8	21%	$787.2	22%	$754.8	22%
Dealer wholesale financing	$515.3	13%	$373.7	11%	$348.4	11%
Dealer master notes	$193.4	5%	$171.2	5%	$182.8	5%
Total portfolio	$3,980.5	100%	$3,489.9	100%	$3,339.6	100%

The provision for losses in the first nine months of 2005 of $9.3 increased compared to the $2.7 for the first nine months of 2004 and $4.3 for the year ended 2004, respectively, reflecting the impact of a growing portfolio.  The September 30, 2005 portfolio increased 19% and 14% compared to September 30, 2004 and December 31, 2004, respectively.

In the first nine months of 2005, credit losses of $4.8 decreased by $1.9 compared to the $6.7 of credit losses during the first nine months of 2004 and are occurring at a favorable rate compared to the $8.9 for the 2004 year.  Stronger truck market conditions have contributed to customers’ ability to make timely payments on their obligations to the Company.  Increased demand for transportation services allowed the Company’s customers to earn greater profits and generally pass higher fuel costs through to their customers in the form of surcharges.  Industry conditions also helped maintain used truck values supporting the collateral underlying the Company’s receivables.

In the first nine months of 2005, recoveries of accounts previously written off of $2.6 decreased $.5 from $3.1 during the first nine months of 2004.  This is due to lower credit losses experienced in the past three years.

Improved portfolio conditions, including lower past dues accounts, have also contributed to the lower allowance as a percentage of outstanding receivables, which has decreased to 1.91% in September 2005 from 2.07% at September 2004 and 1.98% at December 2004, respectively.

Company Outlook

The future profitability of the Company is primarily dependent on the generation of new business and on the level of credit losses experienced.  Continued asset growth is dependent upon the level of truck sales financed and the impact of competition.  Current high diesel prices and successive interest rate increases are negative factors potentially impacting future truck sales financed as well as existing customers’ ability to make timely payments which increases the risk of loss inherent in the portfolio.  The Company has reviewed the impact to its business from the recent hurricanes in the southern part of the United States and believes they will not have a material impact on business operations or its financial statements.

Funding and Liquidity

The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In December 2003, the Company filed a shelf registration statement under which $3,000 of medium-term notes could be issued as needed. As of September 30, 2005, $1,450 of such securities were available for issuance.

The Company believes that it has sufficient financial capabilities to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets, lines of credit and other financial resources.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s credit ratings at September 30, 2005 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1	+
Senior unsecured debt	A1	AA	-

The company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500 at September 30, 2005.  Of this amount, $500 expires in July 2006 and $1,000 expires in July 2010.  PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Of the facilities, $1,125 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates.  Of the remaining $375, $300 is only available for use by PACCAR’s Canadian subsidiaries and $75 is only available for use by PACCAR’s Australian financial subsidiary.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2005 and the year ended December 31, 2004.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s 2004 Annual Report on Form 10-K continues to be relevant.

Critical Accounting Policies

Allowance for Credit Losses

The Company determines the allowance for credit losses on its retail loan and lease, wholesale and master note portfolios based on a combination of historical information and current market conditions.  This analysis is dependent on estimates, including assumptions regarding collectibility of past-due accounts, repossession rates and the recovery rate on the underlying collateral.  Loss estimates have been established from historical collection and loss information using past due account data which has demonstrated a stronger correlation to future credit losses than credit grades of customers.

The Company individually evaluates bankrupt accounts, accounts which have significant amounts past due and other large accounts with higher risk ($64.8 million at September 30, 2005 or 1.8% of the total outstanding receivables).  It evaluates all other customers as a group based on past due categories (i.e., 90+, 60-90, 30-59 and less than 30 days past due), as well as current account balances.  The Company has developed a range of specific loss estimates for each of its retail, wholesale and dealer master note portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions.  Loss estimates at September 30, 2005 range from less than 1% on current accounts to 35% on certain accounts over 90 days past due.  A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions, including diesel prices, interest rates and other factors representing leading indicators impacting our borrowers.  We further consider the impact of dealer recourse, cash recoveries and used equipment collateral recoveries.  The projected amount is then compared to the balance in the allowance and appropriate adjustments are made.

Although certain retail contracts acquired from dealers include full or partial dealer recourse for the credit loss, this is a minor and decreasing component of the portfolio (8% of the retail portfolio at September 30, 2005).  For wholesale and dealer master note portfolios, dealer recourse (including personal guarantees and pledging of dealership assets) is present in substantially all the loan arrangements.  Cash recoveries and used equipment collateral recoveries generally vary with market conditions.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2005. For additional information, refer to the market risk disclosure in Item 7a as presented in the Company’s 2004 annual report on Form 10-K.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2005 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

For items 1, 2, 3, 4 and 5, there was no reportable information during the nine months ended September 30, 2005.

ITEM 6.     EXHIBITS

Any exhibits filed herewith as part of this report are listed in the accompanying Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	November 4, 2005	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President
(Authorized Officer)

		By	/s/ Brice J. Poplawski
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

4.1                                        Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of September 19, 1989 between the Company and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated March 26, 1984, File Number 0-12553 and Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated September 23, 1989, Registration Number 33-29434).

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

10.1                                  Support Agreement between the Company and PACCAR dated as of September 19, 1989  (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated September 23, 1989, Registration Number 33-29434).

12.1                                  Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2005 and 2004.

12.2                                  Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine-month periods ended September 30, 2005 and 2004.

12.3                                  Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the nine-month periods ended September 30, 2005 and 2004.

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