Form 10-K
period 2005-12-31
PACCAR FINANCIAL CORP
filed 2006-02-27
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☒ No: ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☒

Note- Checking the mark above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes: ☒   No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).       Yes: ☐   No: ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005:  None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2006:

Common Stock, $100 par value — 145,000 shares

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR Financial Corp.

INDEX

PART I

Item 1.

Business

Item 1A.

Risk Factors

Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

PACCAR Financial Corp.

(Millions of Dollars)

PART I

ITEM 1 AND 1A.    BUSINESS AND RISK FACTORS

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

PACCAR and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Peterbilt, Kenworth and DAF nameplates. These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials.

PACCAR, through its Peterbilt and Kenworth Divisions, competes in the North American medium-duty (Class 6/7) markets primarily with conventional models. These medium-duty trucks are assembled at PACCAR’s Ste. Therese, Quebec plant and at PACCAR’s facility in Mexicali, Mexico. PACCAR competes in the European light/medium (6 to 15 metric ton) commercial vehicle market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries. Commercial trucks and related replacement parts comprise the largest segment of PACCAR’s business, accounting for 94% of total 2005 net sales and revenues.

Substantially all trucks and related parts are sold to independently-owned dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed throughout Europe and Australia by a foreign subsidiary headquartered in The Netherlands. A U.S. division, PACCAR International, also markets all three nameplates outside each of Kenworth’s, Peterbilt’s and DAF’s primary markets. The decision to operate as a subsidiary or as a division is incidental to Truck Segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2005. PACCAR’s share of that market was 23.1% of retail sales in 2005. PACCAR’s share of the Class 6 and 7 truck market in 2005 was 9.2%.  In Europe there were five other principal competitors in the commercial vehicle market in 2005, including parent companies to two competitors of PACCAR in the United States. PACCAR’s subsidiary, DAF, had a 13.7% share of the Western European heavy-duty market and a 9.4% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent  on any single customer for its sales. There are no significant seasonal variations.

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

As of December 31, 2005, the Company employed 301 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

RISK FACTORS

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results, including:

Sales of PACCAR Products

The Company’s business is substantially dependent upon the sale of PACCAR products and its ability to offer competitive financing in the U.S.  Changes in the volume of sales of PACCAR products due to a variety of reasons, could impact the level of business of the Company.  Refer to the “Relationships with PACCAR and Affiliates” section in this Business section and Note D – Transactions with PACCAR and Affiliates for further discussion regarding the Company’s relationship with PACCAR.

Credit Risk

Credit risk, including counterparty credit risk in derivative transactions, is the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of any contract with the Company or otherwise fail to perform as agreed.  The Company may be exposed to a greater credit risk in periods of adverse economic conditions since it becomes more difficult for customers and dealers to perform as agreed and could also cause a decrease in the value of the Company’s collateral.  Refer to the “Results of Operations” section of the MD&A, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” and Note E – Derivative Financial Instruments for further discussion regarding the Company’s exposure to this risk.

Residual Value Risk

Residual value risk is the risk that the estimated residual value at lease origination, for the Company’s operating leases and certain direct financing leases, will not be recoverable.  When the market value of these leased assets at contract maturity is less than its contractual residual value, there is a higher probability of lease returns to the Company.  This exposes the Company to greater risk of loss at lease termination.  Refer to the Critical Accounting Policy on “Equipment on Operating Leases” in the MD&A section for further discussion regarding the Company’s exposure to this risk.

Market Risk

Market risk is the risk that changes in market interest rates or prices will negatively impact the Company’s income and capital structure.  Policies governing market risk exposure are established and periodically reviewed by the Company’s senior management.  Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding the Company’s exposure to this risk.

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

Dealers/Franchisees

The Company offers the following products to PACCAR dealers and PacLease franchisees:

Master Notes Master note contracts (“Master Notes”) are an alternative form of retail financing offered to select dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks which  meet the Company’s requirement as to form, terms and creditworthiness for Retail Contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer. Master Notes have fixed or floating interest rates.

Wholesale Contracts The Company provides wholesale financing for new and used truck and trailer inventories for dealers (“Wholesale Contracts”). Wholesale Contracts are secured by the inventories financed. The amount of credit extended by the Company for each truck is generally limited to the invoice price of new equipment and to the wholesale value of used equipment. Interest charged under Wholesale Contracts is based upon floating interest rates.

Dealer Loans The Company makes secured loans to selected Peterbilt and Kenworth dealers (“Dealer Loans”). The purpose of these loans includes the financing of real estate, fixed assets, working capital and dealership acquisitions. Dealer Loans have fixed or floating interest rates.

Full-Service Leasing The Company also conducts full-service leasing operations under the PacLease trade name. Selected dealers are franchised to provide full-service leasing, which includes the equipment, maintenance, parts, taxes and licenses all in a combined contract with the customer. The Company provides the franchisees with equipment financing and managerial support. The Company also operates full-service lease outlets in selected markets on its own behalf.

Insurance The Company charges a fee to provide insurance coverage, through an unrelated regulated insurance carrier, on new trucks, used trucks and trailer inventory to dealers having Wholesale Contracts with the Company.

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements for the periods ended December 31, 2005, 2004 and 2003, with any one party (customers, dealers and/or franchises) that account for 10% or more of total Interest and Other Revenue or Finance and Lease Receivables.

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

SOURCES OF FUNDS

The Company’s primary sources of funds are commercial paper and medium-term note borrowings in the public capital markets, collections on loans and leases, retained earnings and to a lesser extent bank loans and capital contributions from PFSC. The Company’s profitable investment in additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that range from 12 to 84 months.

To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are primarily funded with both fixed and floating rate medium-term notes and floating rate commercial paper. Interest rate swaps are combined with commercial paper or floating rate medium-term notes to convert floating rate debt to fixed rate debt. Floating rate assets are funded primarily with commercial paper with maturities of three months or less and floating rate medium-term notes. As a result, the Company’s interest margin on existing business does not change significantly from changes in interest rates.

The Company enters into interest rate swap contracts to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources – commercial paper and medium-term notes. Fixed rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. As of December 31, 2005, the total notional principal amount of interest rate swap contracts outstanding was $2,463.7, all of which result in a fixed rate payment obligation. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. Management believes the risk of incurring such losses is remote and any losses would be immaterial. The permitted types of interest rate swap contracts, their transaction limits and related approval authorizations have been established by the Company’s senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company’s senior management.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500.0 at December 31, 2005.  Of this amount, $500.0 expires in July 2006 and $1,000.0 expires in July 2010.  PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Of the facilities, $1,120.0 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates.  Of the remaining $380.0, $300.0 is only available for use by PACCAR’s Canadian subsidiaries and $80.0 is only available for use by PACCAR’s Australian financial subsidiary.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2005 and 2004.

As of December 31, 2005, the Company had $100.0 of medium-term notes due within 12 months and outstanding under a $2,500.0 shelf registration statement.  The Company also had $1,700.0 of medium-term notes outstanding under a $3,000.0 shelf registration statement, of which $1,150.0 are due within 12 months.  See “Note F – Borrowings” in the Notes to Financial Statements for further information on medium-term notes.

An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company’s medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of financing business. The Company receives administrative support from and pays dividends to PFSC and may occasionally borrow funds from or lend money to PACCAR and/or its affiliates. The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two facilities owned by PACCAR and two facilities leased by PACCAR. Since the directors of the Company are all executives of PACCAR and PACCAR is the sole owner of PFSC’s outstanding voting common stock, PACCAR can determine the course of the Company’s business.

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

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. As of December 31, 2005, PFSC employed 179 full-time employees, none of whom are represented by a collective bargaining agent. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio was met for the years ended December 31, 2005, 2004 and 2003 without assistance. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

Cash dividends in the amount of $70.0 and $69.0 were declared and paid to PFSC in 2005 and 2004, respectively. There were no cash dividends declared or paid during 2003.

ITEM 6.     SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company. The information with respect to each of the five years in the period ended December 31, 2005 has been derived from the Company’s audited financial statements.

Balance Sheet Data

	As of December 31
	2005	2004	2003	2002	2001

Total Assets	$4,778.7	$3,970.7	$3,473.3	$3,511.5	$3,562.6
Total Liabilities	4,066.1	3,295.6	2,834.8	2,955.6	3,039.6
Total Stockholder’s Equity	712.6	675.1	638.5	555.9	523.0

Income Statement Data

	Year ended December 31
	2005		2004		2003		2002		2001
Interest and other revenue	$409.3		$320.9		$285.0		$292.6		$345.9

Total expenses before assumption of interest expense by PACCAR	289.3		209.5		206.9		247.6		338.0
Assumption of interest expense by PACCAR (1)	—		—		—		—		(17.0)
Total expenses	289.3		209.5		206.9		247.6		321.0

Income before income taxes	120.0		111.4		78.1		45.0		24.9
Income taxes	46.0		42.2		30.8		17.7		9.7

Income before cumulative effect of accounting change	74.0		69.2		47.3		27.3		15.2
Cumulative effect of accounting change (net of tax)	—		—		—		—		.4

Net income	$74.0		$69.2		$47.3		$27.3		$15.6

Ratio of Earnings to Fixed Charges Pursuant to SEC Reporting Requirements (2)	2.17	x	2.61	x	1.98	x	1.39	x	1.16	x

Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	2.83	x	3.26	x	2.33	x	1.53	x	1.25	x

(1)          In order to maintain the ratio of earnings to fixed charges in 2001, PACCAR provided earnings support of $17.0 through the assumption of the Company’s interest expense. No earnings support was provided for the years ending December 31, 2005, 2004, 2003, or 2002.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Year ended December 31
	2005	2004	2003
Average earning assets	$4,121.6	$3,412.5	$3,192.4
Interest and other revenue	409.3	320.9	285.0
Income before taxes	120.0	111.4	78.1
Net income	74.0	69.2	47.3

Allowance for Losses:
Balance at beginning of year	$67.1	$67.4	$66.9
Provision for losses	14.2	4.3	19.6
Credit losses	(7.3)	(8.9)	(23.8)
Recoveries	3.3	4.3	4.7

Balance at end of year	$77.3	$67.1	$67.4

Ratios:
Credit losses net of recoveries ($4.0 in 2005) to average net receivables ($3,746.7 in 2005)	.11%	.15%	.63%

Allowance for losses ($77.3 in 2005) to year-end net receivables ($4,178.9 in 2005)	1.85%	1.98%	2.27%

Year-end finance and lease receivables and leases past due, over 30 days, ($29.8 in 2005) to year-end retail contracts and lease receivables ($3,758.8 in 2005)	.79%	.91%	1.84%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry.  The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	As of December 31
	2005		2004		2003
Retail loans	$2,481.8	58%	$2,157.8	62%	$1,886.0	62%
Retail leases	977.3	23%	787.2	22%	700.6	23%
Dealer wholesale financing	626.9	14%	373.7	11%	312.3	10%
Dealer master notes	206.0	5%	171.2	5%	142.8	5%
Total portfolio	$4,292.0	100%	$3,489.9	100%	$3,041.7	100%

The provision for losses in 2005 of $14.2 increased $9.9 from the $4.3 in 2004, reflecting the impact of a 23% increase in the portfolio.

In 2005, credit losses of $7.3 decreased by $1.6 compared to the $8.9 of credit losses in 2004 and by $16.5 compared to the $23.8 of credit losses in 2003.  Stronger truck market conditions in the past two years have contributed to customers’ ability to make timely payments on their obligations to the Company.  Increased demand for transportation services allowed the Company’s customers to earn greater profits and generally pass higher fuel costs through to their customers in the form of surcharges.  Industry conditions also helped maintain used truck values supporting the collateral underlying the Company’s receivables.

In 2005, recoveries of accounts previously written off of $3.3 decreased $1.0 and $1.4 from $4.3 and $4.7 in 2004 and 2003, respectively.  This is due to the lower credit losses experienced in the past two years.

The higher proportion of dealer wholesale financing and master notes to the total portfolio in 2005 reduced the ratio of the allowance for losses to net receivables, which decreased to 1.85% at December 2005 from 1.98% at December 2004.  Also, the reduction in over 30 day past dues at December 2004 from December 2003 contributed to the lower percentage in the allowance for losses to net receivables, which decreased to 1.98% at December 2004 from 2.27% at December 2003.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied and are discussed further under Critical Accounting Policies.  There have been no significant changes in customer contract terms during the periods.

2005 Compared to 2004:

The Company’s net income of $74.0 in 2005 increased 7% from $69.2 in 2004. The profit improvement primarily resulted from a higher finance margin (revenues minus borrowing, lease and insurance expenses) partially offset by a higher provision for losses from a growing portfolio.  Interest and other revenue increased 28% to $409.3 from $320.9 in 2004 due to higher earning assets and higher interest rates.  Average earning assets increased 21% due to higher new loan and lease volume and increased dealer wholesale financing from higher PACCAR truck production.  Interest and other borrowing expenses increased 49% to $106.4 in 2005 due to a 27% increase in average debt balances and higher interest rates.  Depreciation and other operating lease and rental expenses increased 38% to $98.7 in 2005 from $71.6 in 2004 primarily due to continued growth in operating lease assets.  The increase in the provision for losses on receivables was discussed above.  The Company’s 2005 effective income tax rate of 38.3% was comparable to the 37.9% in 2004.

2004 Compared to 2003:

The Company’s net income increased 46% to $69.2 in 2004 from $47.3 in 2003.  A higher finance margin and a lower provision for losses contributed to the profit improvement.  Interest and other revenue increased 13% to $320.9 from $285.0 in 2003 primarily due to higher earning assets, offset by lower interest rates. Average earning assets increased due to higher new loan and lease volume from higher PACCAR truck production.  Interest and other borrowing expenses decreased 14% to $71.6 in 2004 due to lower interest rates offset somewhat by higher average debt balances. Depreciation and other operating lease and rental expenses increased 52% to $71.6 in 2004 from $47.2 in 2003 due to strong growth in operating lease assets.   The decrease in the provision for losses on receivables was discussed above.  The Company’s 2004 effective income tax rate decreased to 37.9% from 39.4% in 2003 due to a lower effective state income tax rate.

Company Outlook

The future profitability of the Company is primarily dependent on the generation of new business and on the level of credit losses experienced.  Asset growth in 2006 is primarily dependent upon the level of truck sales financed and the impact of competition.  Continued strength in the general economy and the related demand for freight transportation may positively impact the level of truck sales financed.  However, continued high diesel prices and successive interest rate increases could negatively impact future truck sales financed as well as existing customers’ ability to make timely payments which increases the risk of loss inherent in the portfolio.

Funding and Liquidity

The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In December 2003, the Company filed a shelf registration statement under which $3,000.0 of medium-term notes could be issued as needed.  As of December 31, 2005, $1,300.0 of such securities were available for issuance.

The Company believes that it has sufficient financial capabilities to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets, lines of credit and other financial resources.  The increase in borrowings to $3,605.6 at December 31, 2005 from $2,880.8 at December 31, 2004 was mainly due to originations of finance and other receivables and equipment on operating lease additions exceeding collections and cash provided by operations.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s debt ratings at December 31, 2005 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and substantial financial assets.  Access to financing at competitive rates would be negatively impacted by a downgrade in these credit ratings.

The following summarizes the Company’s contractual cash commitments at December 31, 2005:

	Maturity
	Less than One Year	More than One Year	Total
Borrowings	$3,155.6	$450.0	$3,605.6
Operating Leases	.8	1.1	1.9
Total	$3,156.4	$451.1	$3,607.5

As described in Note F to the financial statements, borrowings consist of medium-term notes and commercial paper.  Included in the $3,155.6 of borrowings that mature in less than one year are $100.0 of medium-term extendible notes.  These extendible notes have an initial maturity of 13 months, which can be extended at the investor’s option to a final maturity of 5 years.  The interest rate adjustment to LIBOR on the notes increases each year by a nominal, predetermined amount. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $291.4 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

Equipment on Operating Leases

In determining the estimated residual values for equipment on operating leases, and certain direct financing leases, the Company considers the length of the lease term, the truck model and anticipated market demand and the expected usage of the truck. If the sales price of the trucks at the end of the lease term differs significantly from the Company’s estimate, a gain or loss will result. The Company believes its residual setting policies are appropriate; however, future market conditions, changes in government regulations and other factors outside the Company’s control can impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted downward if market conditions warrant. See “Note A – Significant Accounting Policies” in the Notes to Financial Statements.

Allowance for Credit Losses

The Company determines the allowance for credit losses on its retail loan and lease, wholesale and master note portfolios based on a combination of historical information and current market conditions.  This analysis is dependent on estimates, including assumptions regarding collectibility of past-due accounts, repossession rates and the recovery rate on the underlying collateral.  Loss estimates have been established from historical collection and loss information using past due account data which has demonstrated a strong correlation to future credit losses.

The Company individually evaluates bankrupt accounts, accounts which have significant amounts past due and other large accounts with higher risk ($68.5 million at December 31, 2005 or 1.8% of the total outstanding receivables).  It evaluates all other customers as a group based on past due categories (i.e., 90+, 60-90, 30-59 and less than 30 days past due), as well as current account balances.  The Company has developed a range of specific loss estimates for each of its retail, wholesale and dealer master note portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions.  Loss estimates at December 31, 2005 range from less than 1% on current accounts to 35% on certain accounts over 90 days past due.  A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions, including diesel prices, interest rates and other factors representing leading indicators impacting the creditworthiness of our borrowers and their ability to repay.  The Company further considers the impact of dealer recourse, cash recoveries and used equipment collateral recoveries.  The projected amount is then compared to the balance in the allowance and appropriate adjustments are made.

Although certain retail contracts acquired from dealers include full or partial dealer recourse for the credit loss, this is a minor and decreasing component of the portfolio (8% of the retail portfolio at December 31, 2005).  For wholesale and dealer master note portfolios, dealer recourse (including personal guarantees and pledging of dealership assets) is present in substantially all the loan arrangements.  Cash recoveries and used equipment collateral recoveries generally vary with market conditions.

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

The following is a sensitivity analysis for the Company’s derivatives that have interest rate risk. These instruments are held for other than trading purposes. The gains or losses in the following table represent the changes in the financial instruments’ fair values that would result from a 100 basis point increase from the current market rate at December 31, 2005 and 2004.

Fair Value Gains (Losses)

(Millions of Dollars)

	Year ended December 31
	2005	2004

Assets
Retail notes, contracts and wholesale financing, net of unearned interest, less allowance for losses	$(36.6)	$(30.7)

Liabilities
Debt	.2	.4
Interest rate swaps related to debt	35.6	27.5

Total	$(.8)	$(2.8)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under Item 15, “Exhibits, Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Financial Services Corporation and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Financial Services Corporation) as of December 31, 2005 and 2004, and the related statements of income, cash flows, stockholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board  (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 17, 2006

STATEMENTS OF INCOME

(Millions of Dollars)

	Year ended December 31
	2005	2004	2003

Interest and fee income	$248.6	$200.3	$201.9
Operating lease and rental income	120.1	87.3	60.0
Insurance premiums and other revenue	40.6	33.3	23.1

TOTAL INTEREST AND OTHER REVENUE	409.3	320.9	285.0

Interest and other borrowing expenses	106.4	71.6	83.2
Depreciation and other operating lease and rental expenses	98.7	71.6	47.2
Insurance claims and other expenses	22.7	17.1	13.5
Selling, general and administrative expenses	47.3	44.9	43.4
Provision for losses on receivables	14.2	4.3	19.6

TOTAL EXPENSES	289.3	209.5	206.9

INCOME BEFORE INCOME TAXES	120.0	111.4	78.1

Income taxes	46.0	42.2	30.8

NET INCOME	$74.0	$69.2	$47.3

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

BALANCE SHEETS

(Millions of Dollars)

	As of December 31
	2005	2004

ASSETS

Cash	$19.0	$18.2
Finance and other receivables, net of allowance for losses (2005 - $77.3 and 2004 - $67.1)	4,214.7	3,422.8
Loans to PACCAR Inc and affiliates	50.7	130.1
Equipment on operating leases, net of depreciation (2005 - $119.1 and 2004 - $73.4)	421.3	357.8
Other assets	73.0	41.8

TOTAL ASSETS	$4,778.7	$3,970.7

LIABILITIES

Accounts payable, accrued expenses and other	$156.9	$133.3
Commercial paper	1,805.6	1,050.8
Medium-term notes	1,800.0	1,830.0
Income taxes – current and deferred	303.6	281.5

TOTAL LIABILITIES	$4,066.1	$3,295.6

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	170.0	150.7
Retained earnings	477.5	473.5
Accumulated other comprehensive income	19.6	5.4

TOTAL STOCKHOLDER’S EQUITY	712.6	675.1

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,778.7	$3,970.7

See Notes to Financial Statements

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2005	2004	2003

OPERATING ACTIVITIES

Net income	$74.0	$69.2	$47.3
Items included in net income not affecting cash:
Depreciation and amortization	72.8	52.2	34.9
Provision for losses on receivables	14.2	4.3	19.6
Provision for deferred taxes	(.2)	68.2	15.1
Increase (decrease) in payables and other	27.6	(23.1)	(9.7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	188.4	170.8	107.2

INVESTING ACTIVITIES

Finance and other receivables originated	(1,980.6)	(1,662.6)	(1,192.4)
Collections on finance and other receivables	1,428.6	1,298.9	1,358.6
Net increase in wholesale receivables	(253.3)	(61.3)	(3.8)
Net decrease (increase) in loans to PACCAR Inc and affiliates	79.4	136.3	(73.1)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(165.9)	(218.3)	(116.1)
Proceeds from disposal of equipment	35.5	14.8	6.6
Other	(4.6)	(2.9)	5.9

NET CASH USED IN INVESTING ACTIVITIES	(860.9)	(495.1)	(14.3)

FINANCING ACTIVITIES

Net increase (decrease) in commercial paper	754.8	36.3	(106.1)
Proceeds from medium-term notes	550.0	1,150.0	630.0
Payments of medium-term notes and other borrowings	(580.0)	(800.0)	(634.0)
Dividends paid	(70.0)	(69.0)	—
Payment of advances (to) from PACCAR Inc	(.8)	.9	(3.1)
Capital contributions	19.3	18.8	15.9

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	673.3	337.0	(97.3)

NET INCREASE (DECREASE) IN CASH	.8	12.7	(4.4)

CASH AT BEGINNING OF YEAR	18.2	5.5	9.9

CASH AT END OF YEAR	$19.0	$18.2	$5.5

See Notes to Financial Statements

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2005	2004	2003

PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	150.7	131.9	116.0
Investments from PACCAR Financial Services Corporation	19.3	18.8	15.9
Balance at end of year	170.0	150.7	131.9

RETAINED EARNINGS

Balance at beginning of year	473.5	473.3	426.0
Net income	74.0	69.2	47.3
Cash dividends paid	(70.0)	(69.0)	—
Balance at end of year	477.5	473.5	473.3

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of year	5.4	(12.2)	(31.6)
Net unrealized gains	14.2	17.6	19.4
Balance at end of year	19.6	5.4	(12.2)

TOTAL STOCKHOLDER’S EQUITY	$712.6	$675.1	$638.5

See Notes to Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	Year ended December 31
	2005	2004	2003

Net income	$74.0	$69.2	$47.3
Other comprehensive income, net of tax
Unrealized net gain on derivative contracts	14.2	17.6	19.4
Net other comprehensive income	14.2	17.6	19.4

TOTAL COMPREHENSIVE INCOME	$88.2	$86.8	$66.7

See Notes to Financial Statements

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Description of Operations: PACCAR Financial Corp. (the “Company”), is a wholly-owned subsidiary of PACCAR Financial Services Corporation (“PFSC”). PFSC is a wholly-owned subsidiary of PACCAR Inc (“PACCAR”).  The Company primarily provides financing of PACCAR-manufactured trucks and related equipment sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises PACCAR dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR.

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

Allowance for Losses: The provision for losses on net finance and other receivables is charged to income in an amount sufficient to maintain the allowance for losses at a level considered adequate to cover estimated credit losses, net of recoveries, inherent in the portfolio. Receivables are charged to this allowance when, in the judgment of management, they are deemed uncollectible (generally upon repossession of the collateral). With respect to certain retail contracts acquired from dealers, the dealer retains liability, up to specified limits, for the credit loss. The amount and collectibility of dealer recourse provisions have been considered in establishing the allowance for losses on finance and other receivables.

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

Reclassifications: Certain prior-year amounts have been reclassified to conform to the 2005 presentation.

NOTE B – FINANCE AND OTHER RECEIVABLES

Terms for finance and other receivables at origination range from 12 to 84 months. Repayment experience indicates some receivables will be paid prior to contract maturity, while some others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

The Company’s finance and other receivables are as follows:

	Year ended December 31
	2005	2004
Retail contracts and loans due within:
One year	$953.8	$830.1
Two years	685.7	609.0
Three years	526.7	467.7
Four years	339.0	269.8
Five years	142.6	119.9
Six years and beyond	20.4	17.8
	2,668.2	2,314.3

Wholesale financing	626.9	373.7
Direct financing leases (including unguaranteed residual values of $30.5 in 2005 and $41.4 in 2004)	1,120.9	888.9
Interest and other receivables	47.8	38.4
Unearned interest:
Retail Contracts and loans	(28.2)	(23.7)
Direct financing leases	(143.6)	(101.7)

	4,292.0	3,489.9

Less allowance for losses	(77.3)	(67.1)

Finance and other receivables	$4,214.7	$3,422.8

Future minimum lease payments on direct financing leases totaled $1,090.4 at December 31, 2005 and are due as follows: $273.2 in 2006; $235.9 in 2007; $202.2 in 2008; $185.9 in 2009; $124.0 in 2010 and $69.2 in 2011 and beyond.

The allowance for losses on finance and other receivables is summarized as follows:

	Year ended December 31
	2005	2004

Balance at beginning of year	$67.1	$67.4
Provision for losses	14.2	4.3
Credit losses, net of recoveries	(4.0)	(4.6)

Balance at end of year	$77.3	$67.1

At December 31, 2005 and 2004, the recorded investments in retail contracts and loans that were considered to be impaired were $18.5 and $17.8, respectively. Included in the allowance for losses were specific reserves of $3.0 and $3.2 on these impaired retail contracts and loans. The average recorded investment in impaired retail contracts and loans during the years ended December 31, 2005, 2004 and 2003, was $19.5, $21.9 and $40.9, respectively. The Company recognized interest income of $.5, $.2 and $.5 for the years ended December 31, 2005, 2004 and 2003, respectively, on those impaired retail contracts and loans, all of which were recognized in income upon receipt of cash.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination range from 18 to 72 months.  The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2006 of $183.7 are due as follows: $73.9 in 2006; $56.6 in 2007; $38.1 in 2008; $14.0 in 2009 and $1.1 in 2010.  Depreciation expense related to equipment on operating leases was $67.1, $44.9, and $27.3 in 2005, 2004 and 2003, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2005, 2004 and 2003 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $19.3, $18.8, and $15.9 in 2005, 2004 and 2003, respectively, were charged to the Company. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital.

Cash dividends in the amount of $70.0 and $69.0 were declared and paid in 2005 and 2004, respectively.  There were no cash dividends declared or paid during 2003.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two facilities owned by PACCAR and two facilities leased by PACCAR.

The Company’s employees are covered by a defined benefit pension plan, an unfunded post-retirement medical and life insurance plan and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets and defined benefit plan obligations relating to the Company have not been made. Expenses charged to the Company by PACCAR for the defined benefit pension plan and the unfunded post-retirement medical and life insurance plan were $1.1, $.9 and $.8, for years 2005, 2004 and 2003, respectively. Expenses incurred by the Company for the defined contribution plan benefits were $1.1, $1.1 and $1.0 for years 2005, 2004 and 2003, respectively.

Financing and cash management is partly provided through unsecured short-term advances to and from PACCAR. Net annual interest paid to PACCAR was $.1 for each of the years ended 2005, 2004 and 2003.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $.6 and $14.8 at December 31, 2005 and 2004, respectively. Loans outstanding from PACCAR were $.2 and $1.0 at December 31, 2005 and 2004, respectively.

PACCAR has issued letters of credit as of December 31, 2005 in the amount of $5.9 on behalf of the Company to guarantee funds for payment to insured franchises and their customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These foreign affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $50.1 in loans outstanding to foreign affiliates operating in the United Kingdom and The Netherlands at December 31, 2005. There was a total of $115.3 in loans outstanding to foreign affiliates operating in the United Kingdom and The Netherlands at December 31, 2004. There were no loans outstanding to other foreign affiliates for those periods. Interest income earned on affiliate loans was $2.3, $3.5 and $3.2 in 2005, 2004 and 2003, respectively.

Included within accounts payable, accrued expenses and other is $17.9 and $5.7 payable to PACCAR’s truck divisions at December 31, 2005 and 2004, respectively.

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not engage in derivatives trading, market-making or other speculative activities. Derivative financial instruments are used as hedges to manage exposures to fluctuations in interest rates and foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company, in the normal course of business, enters into various interest-rate contracts, including interest-rate and currency swaps. Interest-rate contracts generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal. These contracts are used to manage exposures to fluctuations in interest rates. Net amounts paid or received are reflected as adjustments to interest expense. At December 31, 2005, the Company had 157 interest rate contracts outstanding with various financial institutions. The notional amount of these contracts totaled $2,463.7, with amounts expiring over the next six years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. The Company has established minimum credit ratings of the counterparties and limits its exposure to any one counterparty. Management believes that the risk of nonperformance by the counterparties is remote.

Floating to fixed rate swaps effectively convert an equivalent amount of commercial paper and variable rate medium-term notes to fixed rate debt. Notional maturities for the six years beginning January 1, 2006 are $729.8, $806.2, $603.9, $231.8, $80.0 and $12.0. The weighted average pay rate on these floating to fixed rate swaps was 3.68%. The weighted average receive rate of 4.34% offsets rates on associated debt obligations.

All derivatives are reported at fair value and included in “Other assets” or “Accounts payable, accrued expenses and other” in the accompanying balance sheets depending on the individual derivative contracts estimated fair value. The unrealized gain or loss on the effective portion of derivatives that have been designated as cash flow hedging instruments arising from the change in fair value is initially reported in Other Comprehensive Income (OCI). The remaining unrealized gain or loss, if any, is recognized currently in earnings. For fair value hedge transactions, changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. Hedge ineffectiveness for 2005, 2004 and 2003 was not material. Amounts in accumulated OCI are reclassified into interest expense in the same period in which the hedged forecasted transaction affects earnings. Net gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Of the accumulated net unrealized gain included in OCI as of December 31, 2005, $11.1 of income is expected to be reclassified to interest expense in 2006. The fixed interest earned on finance receivables will offset the amount recognized in interest expense resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

NOTE F – BORROWINGS

Borrowings are summarized as follows:

	Effective	As of December 31,
	Rate*	2005	2004

Commercial paper	3.73%	$1,805.6	$1,050.8
Fixed rate medium-term notes	2.50%	50.0	50.0
Floating rate medium-term notes	3.81%	1,750.0	1,780.0
Total	3.75%	$3,605.6	$2,880.8

*The effective rate is the weighted average rate as of December 31, 2005 and includes the effects of interest rate swap agreements.

Interest expense on borrowings amounted to $101.2, $67.9, and $78.8 for 2005, 2004 and 2003, respectively.

Cash paid for interest (net of swap interest received) was $106.1 in 2005, $69.0 in 2004, and $82.5 in 2003.

Principal amounts of medium-term notes due over the next five years beginning January 1, 2006 are $1,350.0 in 2006, $250.0 in 2007 and $200.0 in 2008.

In 2005, the Company issued, and has outstanding at December 31, 2005, $100.0 of extendible floating rate medium-term notes under its shelf registration.  The extendible notes have an initial maturity of 13 months, which can be extended at the investor’s option to a final maturity of 5 years.  The interest rate adjustment to LIBOR on the notes increases each year by a nominal, predetermined amount.  These extendible medium-term notes are included as principal amounts due in 2006.

At December 31, 2005, there was $1,300.0 of medium-term debt available for issuance under a currently outstanding shelf registration statement.

NOTE G – CREDIT ARRANGEMENTS

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500.0 at December 31, 2005.  Of this amount, $500.0 expires in July 2006 and $1,000.0 expires in July 2010.  PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Of the facilities, $1,120.0 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates.  Of the remaining $380.0, $300.0 is only available for use by PACCAR’s Canadian subsidiaries and $80.0 is only available for use by PACCAR’s Australian financial subsidiary.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2005 and 2004.

NOTE H – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31
	2005	2004	2003

Current provision (benefit)
Federal	$44.0	$(26.9)	$8.0
State	2.2	.9	7.7
	46.2	(26.0)	15.7

Deferred provision (benefit)	(.2)	68.2	15.1

	$46.0	$42.2	$30.8

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2005	2004	2003

Tax at the statutory rate of 35%	$42.0	$39.0	$27.3
Effect of state income taxes	3.9	3.2	3.0
Other	.1	—	.5
	$46.0	$42.2	$30.8

Cash paid/(received) for income taxes was $32.7 in 2005, ($20.2) in 2004 and $16.0 in 2003.

Deferred income tax assets and liabilities consisted of the following:

	As of December 31
	2005	2004
Deferred tax liability:
Asset capitalization and depreciation	$326.1	$320.2
Other	13.2	5.9

Deferred tax assets:
Allowance for losses on receivables	(29.6)	(25.7)
Other	(9.5)	(8.8)

Net deferred tax liability	$300.2	$291.6

NOTE I – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash: The carrying amount reported in the balance sheets is stated at fair value.

Net Receivables: For floating rate loans and wholesale financing, fair values are based on carrying values. For fixed rate loans, fair values are estimated using discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest and other receivables approximates its fair value. Direct financing lease receivables and the related allowance for losses have been excluded from the accompanying table.

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

Accounts Payable, Accrued Expenses and Other: Carrying amounts approximate fair value and have been excluded from the accompanying table.

Financial instruments where the recorded carrying amount is not at fair value are as follows:

	As of December 31
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Net receivables	$3,207.9	$3,167.2	$2,612.5	$2,605.3
Fixed rate medium-term notes	50.0	49.6	50.0	49.7

NOTE J – STOCKHOLDER’S EQUITY

Preferred Stock

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income with the related tax effects are as follows:

	Pretax Amount	Tax Effect	Net Amount

2005

Other comprehensive income:
Net holding gain on derivative contracts	$24.3	$(9.3)	$15.0
Reclassification adjustment	(1.3)	.5	(.8)
Net other comprehensive income	$23.0	$(8.8)	$14.2

2004

Other comprehensive income:
Net holding gain on derivative contracts	$7.2	$(2.8)	$4.4
Reclassification adjustment	21.3	(8.1)	13.2
Net other comprehensive income	$28.5	$(10.9)	$17.6

2003

Other comprehensive income:
Net holding loss on derivative contracts	$(10.1)	$4.0	$(6.1)
Reclassification adjustment	41.5	(16.0)	25.5
Net other comprehensive income	$31.4	$(12.0)	$19.4

NOTE K – QUARTERLY RESULTS (Unaudited)

	QUARTER
	First	Second	Third	Fourth

2005

Interest and other revenue	$91.1	$98.2	$106.4	$113.6
Income before income taxes	29.6	28.8	30.6	31.0
Net income	18.3	17.7	18.9	19.1

2004

Interest and other revenue	$72.0	$77.4	$82.2	$89.3
Income before income taxes	24.4	28.0	29.1	29.9
Net income	15.1	17.4	18.0	18.7

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole. In addition, at December 31, 2005, the Company has loan and lease commitments of $291.4 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2005 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees charged to the Company by PACCAR were $.5 and $.4 for 2005 and 2004, respectively.

Other Fees

The registrant has no audit-related, tax or other fees billed and/or paid during 2005 or 2004 for services provided by the principal accountant.

All fees are approved in advance by the PACCAR Inc audit committee.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2005, 2004 and 2003

Balance Sheets – December 31, 2005 and 2004

Statements of Cash Flows – Years Ended December 31, 2005, 2004 and 2003

Statements of Stockholder’s Equity – Years Ended December 31, 2005, 2004 and 2003

Statements of Comprehensive Income – Years Ended December 31, 2005, 2004 and 2003

Notes to Financial Statements – December 31, 2005, 2004 and 2003

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

Date: February 27, 2006

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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2001 - 2005.

12.2	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for each of the five years ended December 31, 2001 - 2005.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years ended December 31, 2001 - 2005.

23	Consent of Independent Auditors.

25.1	Power of attorney of certain officers and directors.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Financial Officer.

32.1	Section 1350 Certifications - Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.