Form 10-Q
period 2006-06-30
PACCAR FINANCIAL CORP
filed 2006-07-28
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Common Stock, $100 par value—145,000 shares as of June 30, 2006

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Interest and fee income	$78.0	$59.7	$150.5	$114.7
Operating lease and rental income	32.7	28.9	64.6	55.9
Insurance premiums and other revenue	13.3	9.4	24.9	18.5

TOTAL INTEREST AND OTHER REVENUE	124.0	98.0	240.0	189.1

Interest and other borrowing expenses	40.0	24.4	75.8	45.7
Depreciation and other operating lease and rental expenses	26.3	23.4	52.7	46.0
Insurance claims and other expenses	7.0	5.3	13.8	9.9
Selling, general and administrative expenses	12.4	11.5	24.7	23.4
Provision for losses on receivables	3.8	4.6	6.4	5.7

TOTAL EXPENSES	89.5	69.2	173.4	130.7

INCOME BEFORE INCOME TAXES	34.5	28.8	66.6	58.4

Income taxes	13.2	11.1	25.5	22.4

NET INCOME	21.3	17.7	41.1	36.0

RETAINED EARNINGS AT BEGINNING OF PERIOD	467.3	491.8	477.5	473.5
Cash dividends paid	—	20.0	30.0	20.0

RETAINED EARNINGS AT END OF PERIOD	$488.6	$489.5	$488.6	$489.5

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets	June 30	December 31
(Millions Except Share and Per Share Amounts)	2006	2005*
	(Unaudited)
ASSETS

Cash	$20.5	$19.0
Finance and other receivables, net of allowance for losses (2006 - $81.7 and 2005 - $77.3)	4,434.5	4,214.7
Loans to PACCAR Inc and affiliates	8.5	50.7
Equipment on operating leases, net of depreciation (2006 - $133.7 and 2005 - $119.1)	396.5	421.3
Other assets	133.8	73.0

TOTAL ASSETS	$4,993.8	$4,778.7

LIABILITIES

Accounts payable, accrued expenses and other	$187.0	$156.9
Commercial paper	1,786.3	1,805.6
Medium-term notes	1,950.0	1,800.0
Income taxes — current and deferred	323.3	303.6

TOTAL LIABILITIES	$4,246.6	$4,066.1

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	182.6	170.0
Retained earnings	488.6	477.5
Accumulated other comprehensive income	30.5	19.6

TOTAL STOCKHOLDER’S EQUITY	747.2	712.6

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,993.8	$4,778.7

*The December 31, 2005 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Six Months Ended June 30	2006	2005

OPERATING ACTIVITIES

Net income	$41.1	$36.0
Items included in net income not affecting cash:
Depreciation and amortization	40.7	35.3
Benefit for deferred taxes	(4.8)	(20.8)
Provision for losses on receivables	6.4	5.7
Increase in payables and other	29.8	20.0

NET CASH PROVIDED BY OPERATING ACTIVITIES	113.2	76.2

INVESTING ACTIVITIES

Finance and other receivables originated	(1,048.3)	(885.1)
Collections on finance and other receivables	809.6	680.0
Net decrease (increase) in wholesale receivables	18.0	(93.0)
Net decrease in loans to PACCAR Inc and affiliates	42.2	72.0
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(42.6)	(58.0)
Proceeds from disposal of equipment	36.8	10.0
Other	(47.2)	(38.6)

NET CASH USED IN INVESTING ACTIVITIES	(231.5)	(312.7)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper	(19.3)	380.2
Proceeds from medium-term notes	800.0	200.0
Payments of medium-term notes	(650.0)	(330.0)
Dividends paid	(30.0)	(20.0)
Payments of advances from PACCAR Inc	6.5	7.4
Capital contributions	12.6	10.8

NET CASH PROVIDED BY FINANCING ACTIVITIES	119.8	248.4

NET INCREASE IN CASH	1.5	11.9

CASH AT BEGINNING OF PERIOD	19.0	18.2

CASH AT END OF PERIOD	$20.5	$30.1

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B – Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any year. The required ratio for the six months ended June 30, 2006 and full year 2005 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

A cash dividend in the amount of $30.0 was declared and paid during the first quarter of 2006 and a cash dividend in the amount of $20.0 was declared and paid during the second quarter of 2005.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space in two additional facilities owned by PACCAR and two facilities leased by PACCAR.

The Company’s employees are covered by a defined benefit pension plan, an unfunded post-retirement medical and life insurance plan, and a defined contribution plan sponsored by PACCAR. Separate allocations of defined benefit plan assets and obligations relating to the Company have not been made.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $8.5 and $.6 at June 30, 2006 and December 31, 2005, respectively. Loans outstanding from PACCAR were $6.7 and $.2 at June 30, 2006 and December 31, 2005, respectively.

PACCAR has issued letters of credit as of June 30, 2006 in the amount of $5.9 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There were no loans outstanding to foreign affiliates at June 30, 2006. There was a total of $50.1 in loans outstanding to foreign affiliates operating in the United Kingdom and The Netherlands at December 31, 2005.

Included in accounts payable, accrued expenses and other is $16.1 and $17.9 payable to PACCAR’s truck divisions at June 30, 2006 and December 31, 2005, respectively.

NOTE C – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net income	$21.3	$17.7	$41.1	$36.0
Other comprehensive income:
Unrealized net gain (loss) on derivative contracts	4.7	(7.2)	10.9	3.5
Total comprehensive income	$26.0	$10.5	$52.0	$39.5

The unrealized net gain (loss) on derivative contracts in the three and six months ended June 30, 2006 and June 30, 2005 was due to the change in short term market interest rates causing a change  in the fair value of the Company’s floating to fixed rate contracts.

Accumulated other comprehensive income of $30.5 and $19.6 at June 30, 2006 and December 31, 2005, respectively, is comprised of the unrealized net gain on derivative contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

The Company’s net income of $21.3 for the second quarter of 2006 increased 20% from $17.7 for the second quarter of 2005.  Net income of $41.1 for the first six months of 2006 increased $5.1 or 14% from the $36.0 in the first six months of 2005.  The profit improvement in the second quarter and for the first six months primarily resulted from a higher finance margin (revenues minus borrowing, lease, and insurance expenses) and included the favorable impact of higher lease gains in the second quarter from higher used truck values.  Interest and fee income in the second quarter and first six months of 2006 increased $18.3 and $35.8, respectively, from higher earning assets and higher interest rates.  Average earning assets increased 20% and 21% in the second quarter and first six months, respectively, from the comparable periods in the prior year due to higher new loan and lease volume resulting from higher PACCAR truck production.  Interest and other borrowing expenses increased by $15.6 to $40.0 for the second quarter of 2006 and increased $30.1 to $75.8 for the first six months of 2006 due to an increase in average debt balances and higher market interest rates.  Operating lease revenue and related depreciation increased for the six months ended June 2006 compared to the same prior year period, due to an increase in equipment on operating leases.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Six Months Ended June 30 2006	Six Months Ended June 30 2005	Year Ended December 31 2005
Balance at beginning of period	$77.3	$67.1	$67.1
Provision for losses	6.4	5.7	14.2
Credit losses	(3.9)	(3.1)	(7.3)
Recoveries	1.9	1.8	3.3
Balance at end of period	$81.7	$71.5	$77.3
Ratios:

Credit losses net of recoveries ($2.0 in 2006) to average net receivables ($4,308.7 in 2006) annualized at June 30, 2006 and 2005	.09%	.07%	.11%

Allowance for losses ($81.7 in 2006) to period-end net receivables ($4,372.7 in 2006)	1.87%	1.94%	1.85%

Period-end finance and lease receivables past due, over 30 days, ($26.3 in 2006) to period-end retail contracts and lease receivables ($3,962.9 in 2006)	.66%	.68%	.79%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry.  The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	Six Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2006		2005		2005
Retail loans	$2,648.8	59%	$2,331.6	62%	$2,481.8	58%
Retail leases	1,027.9	23%	800.8	21%	977.3	23%
Dealer wholesale financing	608.9	13%	466.7	12%	626.9	14%
Dealer master notes	230.6	5%	196.4	5%	206.0	5%
Total portfolio	$4,516.2	100%	$3,795.5	100%	$4,292.0	100%

The provision for losses in the first six months of 2006 of $6.4 increased by $.7 from the $5.7 in the first six months of 2005, from slightly higher credit losses; however, net credit losses of $2.0 remained at historically low levels.  This reflects customers’ ability to make timely payments as they have benefited from strong demand for transportation services.  Also, current industry conditions have had a positive impact on used truck values supporting the collateral underlying the Company’s receivables.

Dealer wholesale financing, which has a lower allowance for losses than retail accounts, increased to 13% of the total portfolio at June 30, 2006 compared to June 2005, reducing the ratio of the allowance for losses to net receivables (1.87% at June 2006 versus 1.94% at June 2005).

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied.  There have been no significant changes in customer contract terms during the periods.

Company Outlook

Continued strength in the general economy and the related demand for freight transportation, and some accelerated truck buying in advance of changes in engine emission requirements in 2007, may positively impact the level of truck sales financed for the next six to nine months.  The long-term profitability of the Company is primarily dependent on the generation of new business and on the level of credit losses experienced, both of which are impacted by conditions in the general economy and the truck transportation industry.  Industry conditions are currently favorable; however, continued high diesel prices and interest rate increases could negatively impact future truck sales financed as well as existing customers’ ability to make timely payments, which increases the risk of loss inherent in the portfolio.

Funding and Liquidity

The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In December 2003, the Company filed a shelf registration statement under which $3,000 of medium-term notes could be issued as needed. As of June 30, 2006, $500 of such securities were available for issuance.  The Company intends to file a new shelf registration in September 2006.

The Company believes that it has sufficient financial capabilities to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets, lines of credit and other financial resources.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s credit ratings at June 30, 2006 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and substantial financial assets.  Access to financing at competitive rates would be negatively impacted by a downgrade in these credit ratings.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $1,500 at June 30, 2006.  Of this amount, $1,000 expires in July 2010.  During July 2006 the remaining $500 expired and was replaced with a credit facility of $1,000 that expires in July 2007.

Of the $2,000 in total facilities, $1,217 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates, $370 is only available for use by PACCAR’s Canadian subsidiaries, $300 is only available for use by PACCAR’s Mexican subsidiary and $113 is only available for use by PACCAR’s Australian financial subsidiary.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2006 and the year ended December 31, 2005.

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

There have been no material changes in the Company’s market risk during the six months ended June 30, 2006. For additional information, refer to the market risk disclosure in Item 7a as presented in the Company’s 2005 annual report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2006 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

For items 1, 1A, 2, 3, 4 and 5, there was no reportable information during the six months ended June 30, 2006.

ITEM 6.    EXHIBITS

Any exhibits filed herewith as part of this report are listed in the accompanying Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	July 28, 2006	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President
(Authorized Officer)

		By	/s/ Brice J. Poplawski
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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2006 and 2005.

12.2	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six month periods ended June 30, 2006 and 2005.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the six month periods ended June 30, 2006 and 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Financial Officer.

32.1	Section 1350 Certifications - Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.