Form 10-Q
period 2006-10-01
PACCAR FINANCIAL CORP
filed 2006-11-03
CIK 731288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $100 par value—145,000 shares as of October 31, 2006

THE REGISTRANT IS A WHOLLY-OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q
PACCAR FINANCIAL CORP.

FORM 10-Q
PACCAR FINANCIAL CORP.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)
(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Interest and fee income	$84.1	$64.8	$234.6	$178.9
Operating lease and rental income	34.4	31.1	99.0	87.2
Insurance premiums and other revenue	12.8	10.5	37.7	29.6

TOTAL INTEREST AND OTHER REVENUE	131.3	106.4	371.3	295.7

Interest and other borrowing expenses	44.5	28.5	120.3	74.2
Depreciation and other operating lease and rental expenses	27.8	25.5	80.4	71.7
Insurance claims and other expenses	7.4	6.4	21.2	16.3
Selling, general and administrative expenses	12.7	11.9	37.4	35.2
Provision for losses on receivables	4.1	3.5	10.5	9.3

TOTAL EXPENSES	96.5	75.8	269.8	206.7

INCOME BEFORE INCOME TAXES	34.8	30.6	101.5	89.0

Income taxes	13.3	11.7	38.9	34.1

NET INCOME	21.5	18.9	62.6	54.9

RETAINED EARNINGS AT BEGINNING OF PERIOD	488.6	489.5	477.5	473.5
Cash dividends paid	—	—	30.0	20.0

RETAINED EARNINGS AT END OF PERIOD	$510.1	$508.4	$510.1	$508.4

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q
PACCAR FINANCIAL CORP.

Balance Sheets
(Millions Except Share Amounts)

	September 30	December 31
	2006	2005*
	(Unaudited)

ASSETS

Cash	$17.7	$19.0
Finance and other receivables, net of allowance for losses (2006 - $84.7 and 2005 - $77.3)	4,585.9	4,214.7
Loans to PACCAR Inc and affiliates	11.2	50.7
Equipment on operating leases, net of depreciation (2006 - $141.5 and 2005 - $119.1)	436.8	421.3
Other assets	115.2	73.0

TOTAL ASSETS	$5,166.8	$4,778.7

LIABILITIES

Accounts payable, accrued expenses and other	$143.2	$156.9
Commercial paper	1,899.6	1,805.6
Medium-term notes	2,050.0	1,800.0
Income taxes — current and deferred	318.8	303.6

TOTAL LIABILITIES	$4,411.6	$4,066.1

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	187.1	170.0
Retained earnings	510.1	477.5
Accumulated other comprehensive income	12.5	19.6

TOTAL STOCKHOLDER’S EQUITY	755.2	712.6

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,166.8	$4,778.7

*The December 31, 2005 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q
PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)
(Millions of Dollars)

Nine Months Ended September 30	2006	2005

OPERATING ACTIVITIES

Net income	$62.6	$54.9
Items included in net income not affecting cash:
Depreciation and amortization	62.0	53.6
Provision for losses on receivables	10.5	9.3
Provision for deferred taxes	3.4	(24.4)
(Decrease) increase in payables and other	(26.9)	43.4

NET CASH PROVIDED BY OPERATING ACTIVITIES	111.6	136.8

INVESTING ACTIVITIES

Finance and other receivables originated	(1,632.0)	(1,414.8)
Collections on finance and other receivables	1,295.4	1,060.1
Net increase in wholesale receivables	(39.0)	(141.6)
Net decrease in loans to PACCAR Inc and affiliates	39.5	68.8
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(116.2)	(99.2)
Proceeds from disposal of equipment	50.9	14.6
Other	(51.5)	(40.3)

NET CASH USED IN INVESTING ACTIVITIES	(452.9)	(552.4)

FINANCING ACTIVITIES

Net increase in commercial paper	94.0	526.3
Proceeds from medium-term notes	1,050.0	400.0
Payments of medium-term notes	(800.0)	(510.0)
Dividends paid	(30.0)	(20.0)
Payments of advances from (to) PACCAR Inc	8.9	(.6)
Capital contributions	17.1	15.2

NET CASH PROVIDED BY FINANCING ACTIVITIES	340.0	410.9

NET DECREASE IN CASH	(1.3)	(4.7)

CASH AT BEGINNING OF PERIOD	19.0	18.2

CASH AT END OF PERIOD	$17.7	$13.5

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

New Accounting Standard

Accounting for Uncertainty in Income Taxes:   In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and clarifies the criteria for recognition of income tax benefits.  The effective date of FIN 48 is January 1, 2007, with any cumulative effect of adoption recorded as an adjustment to beginning retained earnings.  The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements.

NOTE B — Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any year. The required ratio for the nine months ended September 30, 2006 and full year 2005 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $11.2 and $.6 at September 30, 2006 and December 31, 2005, respectively. Loans outstanding from PACCAR were $9.1 and $.2 at September 30, 2006 and December 31, 2005, respectively.

PACCAR has issued letters of credit as of September 30, 2006 in the amount of $5.9 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There were no loans outstanding to foreign affiliates at September 30, 2006. There was a total of $50.1 in loans outstanding to foreign affiliates operating in the United Kingdom and The Netherlands at December 31, 2005.

Included in accounts payable, accrued expenses and other is $19.9 and $20.8 payable to PACCAR’s truck divisions at September 30, 2006 and December 31, 2005, respectively.

NOTE C — Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$21.5	$18.9	$62.6	$54.9
Other comprehensive income:
Unrealized net (loss) gain on derivative contracts	(18.0)	8.7	(7.1)	12.2
Total comprehensive income	$3.5	$27.6	$55.5	$67.1

The unrealized net (loss) gain on derivative contracts in the three and nine months ended September 30, 2006 and 2005, respectively, was due to a change in long term market interest rates causing a change in the fair value of the Company’s floating to fixed rate contracts.

Accumulated other comprehensive income of $12.5 and $19.6 at September 30, 2006 and December 31, 2005, respectively, is comprised of the unrealized net gain on derivative contracts.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

The Company’s net income of $21.5 for the third quarter of 2006 and $62.6 in the first nine months of 2006 both increased 14% from the $18.9 for the third quarter of 2005 and $54.9 in the first nine months of 2005.  The profit improvement in the third quarter and for the first nine months primarily resulted from a higher finance margin (revenues minus borrowing, lease, and insurance expenses).  Interest and fee income in the third quarter and first nine months of 2006 increased $19.3 and $55.7, respectively, from higher earning assets and higher portfolio interest rates.  Average earning assets increased 17% and 20% in the third quarter and first nine months, respectively, from the comparable periods in the prior year.  The increase in average earning assets was due to higher new loan and lease volume resulting from higher PACCAR truck production.  Interest and other borrowing expenses increased by $16.0 for the third quarter of 2006 and $46.1 for the first nine months of 2006 due to an increase in average debt balances and interest rates.  Operating lease revenue and related depreciation have increased due to an increase in equipment on operating leases in the past year.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Nine Months Ended	Nine Months Ended	Year Ended
	September 30	September 30	December 31
	2006	2005	2005
Balance at beginning of period	$77.3	$67.1	$67.1
Provision for losses	10.5	9.3	14.2
Credit losses	(5.9)	(4.8)	(7.3)
Recoveries	2.8	2.6	3.3
Balance at end of period	$84.7	$74.2	$77.3
Ratios:

Credit losses net of recoveries ($3.1 in 2006) to average net receivables ($4,381.1 in 2006) annualized at September 30, 2006 and 2005	.09%	.08%	.11%

Allowance for losses ($84.7 in 2006) to period-end net receivables ($4,579.7 in 2006)	1.85%	1.91%	1.85%

Period-end finance and lease receivables past due, over 30 days, ($32.0 in 2006) to period-end retail contracts and lease receivables ($4,135.2 in 2006)	.77%	.70%	.79%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry.  The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	Nine Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2006		2005		2005
Retail loans	$2,735.4	59%	$2,425.0	61%	$2,481.8	58%
Retail leases	1,085.9	23%	846.8	21%	977.3	23%
Dealer wholesale financing	665.9	14%	515.3	13%	626.9	14%
Dealer master notes	183.4	4%	193.4	5%	206.0	5%
Total portfolio	$4,670.6	100%	$3,980.5	100%	$4,292.0	100%

The provision for losses in the first nine months of 2006 of $10.5 increased by $1.2 from the $9.3 in the first nine months of 2005, primarily from higher credit losses.  As a percentage of the total portfolio, net credit losses remained at historically low levels for the nine months ending September 30, 2006 at .09% compared to .08% for the nine months ending September 30, 2005.  This reflects customers’ ability to make timely payments as they have benefited from the demand for transportation services.  In addition, current industry conditions have had a positive impact on used truck values supporting the collateral underlying the Company’s receivables.

Dealer wholesale financing, which has a lower allowance for losses than retail accounts, increased to 14% of the total portfolio at September 30, 2006 compared to 13% in September 2005, reducing the ratio of the allowance for losses to net receivables (1.85% at September 2006 versus 1.91% at September 2005).

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied.  There have been no significant changes in customer contract terms during the periods.

Company Outlook

Continued strength in the general economy and the related demand for freight transportation, and some accelerated truck buying in advance of changes in engine emission requirements in 2007, may positively impact the level of truck sales financed for the next three to six months.  The long-term profitability of the Company is primarily dependent on the generation of new business and on the level of credit losses experienced, both of which are impacted by conditions in the general economy and the truck transportation industry.  Industry conditions are generally positive; however, continued high diesel prices and interest rates together with a decline in freight demand could negatively impact future truck sales financed as well as existing customers’ ability to make timely payments, which increases the risk of loss inherent in the portfolio.

Funding and Liquidity

The Company manages its capital structure consistent with industry standards. Since 1983, the Company has registered debt securities under the Securities Act of 1933 for offering to the public. In December 2003, the Company filed a shelf registration statement under which $3,000 of medium-term notes could be issued as needed. This shelf registration was fully utilized as of October 24, 2006.  The Company intends to file a new shelf registration in November 2006.

The Company believes that it has sufficient financial capabilities to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets, lines of credit and other financial resources.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s credit ratings at September 30, 2006 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and excellent overall financial condition.  Access to financing at competitive rates would be negatively impacted by a downgrade in these credit ratings.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $2,000 at September 30, 2006.  Of this amount, $1,000 expires in July 2007 and the remaining $1,000 expires in July 2010.

Of the $2,000 in total credit facilities, $1,217 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates, $370 is only available for use by PACCAR’s Canadian subsidiaries, $300 is only available for use by PACCAR’s Mexican subsidiary and $113 is only available for use by PACCAR’s Australian financial subsidiary.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2006 and the year ended December 31, 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2006. For additional information, refer to the market risk disclosure in Item 7a as presented in the Company’s 2005 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2006 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

For items 1, 1A, 2, 3, 4 and 5, there was no reportable information during the nine months ended September 30, 2006.

ITEM 6.   EXHIBITS

Any exhibits filed herewith as part of this report are listed in the accompanying Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	November 3, 2006	By	/s/ Timothy M. Henebry
Timothy M. Henebry President (Authorized Officer)

		By	/s/ Brice J. Poplawski
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

4.2	Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

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

12.1	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2006 and 2005.

12.2

Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine month periods ended September 30, 2006 and 2005.

12.3	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the nine month periods ended September 30, 2006 and 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Financial Officer.

32.1	Section 1350 Certifications - Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.