Form 10-K
period 2006-12-31
PACCAR FINANCIAL CORP
filed 2007-02-26
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                   to

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 106th Avenue N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series K Medium-Term Notes
$300 Million Due April 27, 2009	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).    Yes: ☐   No: ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006:       None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2007:

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

The Company principally provides financing and leasing of PACCAR-manufactured trucks and other transportation equipment sold through PACCAR’s independent dealer network in the United States. The Company also finances dealer inventories of new and used transportation equipment. The Company’s PacLease division franchises PACCAR dealerships to engage in full-service and finance leasing. In selected markets, PacLease directly engages in full-service leasing with its customers through Company-owned stores and on a limited basis through PACCAR dealerships.

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

PACCAR, through its Peterbilt and Kenworth Divisions, competes in the North American medium-duty (Class 6/7) markets primarily with conventional models. These medium-duty trucks are assembled at PACCAR’s Ste. Therese, Quebec plant and at PACCAR’s facility in Mexicali, Mexico. PACCAR competes in the European light/medium (6 to 15 metric ton) commercial vehicle market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries. Commercial trucks and related replacement parts comprise the largest segment of PACCAR’s business, accounting for 93% of total 2006 net sales and revenues.

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

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2006. PACCAR’s share of that market was 25.3% of retail sales in 2006.  In Europe there were five other principal competitors in the commercial vehicle market in 2006, including parent companies to two competitors of PACCAR in the United States. PACCAR’s subsidiary, DAF, had a 14.5% share of the Western European heavy-duty market and a 9.6% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

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

PACCAR’s common stock, $1 par value, is traded on the NASDAQ Global Select Market under the symbol PCAR. PACCAR and the Company are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the Securities and Exchange Commission (the “Commission”). All reports, proxy statements and other information filed by PACCAR and the Company with the Commission may be inspected and copied at the public reference facility maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549 or through the Commission’s internet site at www.sec.gov.

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

As of December 31, 2006, the Company employed 302 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

RISK FACTORS

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results, including:

Sales of PACCAR Products

The Company’s business is substantially dependent upon the sale of PACCAR products and its ability to offer competitive financing in the U.S.  Changes in the volume of sales of PACCAR products due to a variety of reasons could impact the level of business of the Company.  Refer to the “Relationships with PACCAR and Affiliates” section in this Business section and Note D – Transactions with PACCAR and Affiliates for further discussion regarding the Company’s relationship with PACCAR.

Credit Risk

Credit risk, including counterparty credit risk in derivative transactions, is the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of any contract with the Company or otherwise fail to perform as agreed.  The Company may be exposed to a greater credit risk in periods of adverse economic conditions, such as rising interest rates and diesel prices, combined with a decline in freight demand, since it becomes more difficult for customers and dealers to perform as agreed and could also cause a decrease in the value of the Company’s collateral.  Refer to Note E – Derivative Financial Instruments for further discussion regarding the Company’s exposure to this risk.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements for the periods ended December 31, 2006, 2005 and 2004, with any one party (customers, dealers and/or franchises) that account for 10% or more of total Interest and Other Revenue or Finance and Lease Receivables.

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

SOURCES OF FUNDS

The Company’s primary sources of funds are commercial paper and medium-term note borrowings in the public capital markets, collections on loans and leases, retained earnings and to a lesser extent bank loans and capital contributions from PFSC. The Company’s investment in additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that range from 12 to 84 months.

To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are primarily funded with fixed and floating rate medium-term notes and commercial paper. Interest rate swaps are combined with commercial paper or floating rate medium-term notes to convert floating rate debt to fixed rate debt. Floating rate assets are funded primarily with commercial paper with maturities of three months or less and floating rate medium-term notes. As a result, the Company’s interest margin on existing business does not change significantly from changes in interest rates.

The Company enters into interest rate swap contracts to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources – commercial paper and medium-term notes. Fixed rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. As of December 31, 2006, the total notional principal amount of interest rate swap contracts outstanding was $2,927.3, all of which result in a fixed rate payment obligation. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. Management believes the risk of incurring such losses is remote and any losses would be immaterial. The permitted types of interest rate swap contracts, their transaction limits and related approval authorizations have been established by the Company’s senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company’s senior management.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $2,000.0 at December 31, 2006.  Of this amount, $1,000.0 expires in July 2007 and $1,000.0 expires in July 2010.  PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Of the credit facilities, $1,216.7 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates.  Of the remaining $783.3, $370.0 is only available for use by PACCAR’s Canadian subsidiaries, $300.0 is only available for use by PACCAR’s Mexican financial subsidiary, and $113.3 is only available for use by PACCAR’s Australian financial subsidiary.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2006 and 2005.

As of December 31, 2006, the Company had $2,050.0 of medium-term notes outstanding under two shelf registration statements, of which $250.0 are due within 12 months.  See “Note F – Borrowings” in the Notes to Financial Statements for further information on medium-term notes.

An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company’s medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of financing business. The Company receives administrative support from and pays dividends to PFSC and may occasionally borrow funds from or lend money to PACCAR and/or its affiliates. The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two facilities owned by PACCAR and three facilities leased by PACCAR. Since the directors of the Company are all executives of PACCAR and PACCAR is the sole owner of PFSC’s outstanding voting common stock, PACCAR can determine the course of the Company’s business.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These foreign affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement described below. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia.  The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. As of December 31, 2006, PFSC employed 191 full-time employees, none of whom are represented by a collective bargaining agent. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio was met for the years ended December 31, 2006, 2005 and 2004 without assistance. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

OTHER DISCLOSURES

The Company’s filings on Form 10-K, 10-Q and 8-K and any amendments to those reports can be reached through a link on the Company’s website, www.paccarfinancial.com, or PACCAR Inc’s website, www.paccar.com, free of charge as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.  The information on our website is not incorporated by reference into this report.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 106th Avenue N.E., Bellevue, Washington 98004. The Company owns two full-service leasing facilities in Texas.

Other offices and leasing facilities of the Company are located in leased premises including two facilities owned by PACCAR and three facilities leased by PACCAR. The Company considers all its properties to be suitable for their intended purpose. Annual lease rentals for these premises in the aggregate are not material in relation to expenses as a whole.

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

Cash dividends in the amount of $30.0, $70.0 and $69.0 were declared and paid to PFSC in 2006, 2005 and 2004, respectively.

ITEM 6.          SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company. The information with respect to each of the five years in the period ended December 31, 2006 has been derived from the Company’s audited financial statements.

Balance Sheet Data

	As of December 31
	2006	2005	2004	2003	2002

Total Assets	$5,508.3	$4,778.7	$3,970.7	$3,473.3	$3,511.5
Total Liabilities	4,727.3	4,066.1	3,295.6	2,834.8	2,955.6
Total Stockholder’s Equity	781.0	712.6	675.1	638.5	555.9

Income Statement Data

	Year ended December 31
	2006		2005		2004		2003		2002
Total interest and other revenue	$509.6		$409.3		$320.9		$285.0		$292.6

Total expenses	373.3		289.3		209.5		206.9		247.6

Income before income taxes	136.3		120.0		111.4		78.1		45.0

Income taxes	51.8		46.0		42.2		30.8		17.7

Net income	$84.5		$74.0		$69.2		$47.3		$27.3

Ratio of Earnings to Fixed Charges Pursuant to SEC Reporting Requirements (1)	1.82	x	2.17	x	2.61	x	1.98	x	1.39	x

Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	2.30	x	2.83	x	3.26	x	2.33	x	1.53	x

(1)          For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is deemed representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements (see Exhibit 12.1) but differs from the method called for in the Support Agreement between the Company and PACCAR (see Exhibit 12.2).

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Millions of Dollars)

Results of Operations

	Year ended December 31
	2006	2005	2004
Average earning assets	$4,881.5	$4,121.6	$3,412.5
Interest and other revenue	509.6	409.3	320.9
Income before taxes	136.3	120.0	111.4
Net income	84.5	74.0	69.2

Allowance for losses:
Balance at beginning of year	$77.3	$67.1	$67.4
Provision for losses	14.9	14.2	4.3
Credit losses	(8.4)	(7.3)	(8.9)
Recoveries	3.1	3.3	4.3

Balance at end of year	$86.9	$77.3	$67.1

Ratios:
Credit losses net of recoveries ($5.3 in 2006) to average total portfolio ($4,463.5 in 2006)	.12%	.11%	.15%

Allowance for losses ($86.9 in 2006) to year-end total portfolio ($5,020.2 in 2006)	1.73%	1.80%	1.92%

Year-end retail loan and lease receivables past due, over 30 days, ($36.5 in 2006) to year-end retail loan and lease receivables ($4,002.3 in 2006)	.91%	.86%	.97%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry.  The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	As of December 31
	2006		2005		2004
Retail loans	$2,798.4	56%	$2,481.8	58%	$2,157.8	62%
Retail leases	1,203.9	24%	977.3	23%	787.2	22%
Dealer wholesale financing	716.4	14%	626.9	14%	373.7	11%
Dealer master notes	301.5	6%	206.0	5%	171.2	5%
Total portfolio	$5,020.2	100%	$4,292.0	100%	$3,489.9	100%

In 2006, credit losses of $8.4 increased by $1.1 compared to the $7.3 of credit losses in 2005 and decreased by $.5 compared to the $8.9 of credit losses in 2004.  As a percentage of the total portfolio, net credit losses remained at low levels for the year ended December 2006 at .12% compared to .11% and .15% at December 2005 and 2004, respectively.  This reflects customers’ ability to make timely payments as they have benefited from the demand for transportation services.  In addition, current industry conditions have had a positive impact on used truck values supporting the collateral underlying the Company’s receivables.

In 2006, recoveries of accounts previously written off of $3.1 decreased $.2 and $1.2 from $3.3 and $4.3 in 2005 and 2004, respectively.  This was primarily due to lower credit losses experienced in prior years.

Dealer master notes, which have a lower allowance for losses than retail accounts, increased to 6% of the total portfolio at December 2006 compared to 5% at December 2005 and 2004, reducing the ratio of the allowance for losses to net receivables (1.73% at December 2006 from 1.80% and 1.92% at December 2005 and 2004, respectively).

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied and are discussed further under Critical Accounting Policies.  There have been no significant changes in customer contract terms during the periods.

2006 Compared to 2005:

The Company’s net income of $84.5 in 2006 increased 14% from $74.0 in 2005. The profit improvement primarily resulted from an increased finance gross profit (revenues minus borrowing, lease and insurance expenses). Interest and other revenue increased to $509.6 from $409.3 in 2005 due to higher earning assets and higher interest rates.  Average earning assets increased due to higher new loan and lease volume from increased PACCAR truck production.  Interest and other borrowing expenses increased to $168.8 in 2006 due to an increase in average debt balances and higher interest rates.  Depreciation and other operating lease and rental expenses increased 11% to $109.7 in 2006 from $98.7 in 2005 primarily due to continued growth in operating lease assets.  The provision for losses in 2006 of $14.9 increased slightly from the $14.2 in 2005, reflecting the impact of a growing portfolio and higher credit losses.  The Company’s 2006 income tax rate of 38.0% was comparable to 2005.

2005 Compared to 2004:

The Company’s net income of $74.0 in 2005 increased 7% from $69.2 in 2004. The profit improvement primarily resulted from an increased finance gross profit partially offset by a higher provision for losses from a growing portfolio.  Interest and other revenue increased to $409.3 from $320.9 in 2004 due to higher earning assets and higher interest rates.  Interest and other borrowing expenses increased to $106.4 in 2005 due to an increase in average debt balances and higher interest rates.  Depreciation and other operating lease and rental expenses increased to $98.7 in 2005 from $71.6 in 2004 primarily due to continued growth in operating lease assets.  The increase in the provision for losses on receivables was discussed above.  The Company’s 2005 income tax rate of 38.3% was comparable to 2004.

Company Outlook

The future profitability of the Company is principally dependent on the generation of new business volume, the related spread between the asset yields and the borrowing costs on new business and the level of credit losses experienced.  Asset growth is expected to be modest as new business volume is likely to approximate asset prepayments.  The Company continues to be exposed to the risk that economic weakness, as well as volatile interest rates and diesel prices together with a decline in freight demand and changes in governmental regulations could negatively impact future truck sales financed and existing customers’ ability to make timely payments, which increases the risk of loss inherent in the portfolio.

Funding and Liquidity

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public.  In November 2006, the Company filed a new shelf registration statement.  The registration expires in 2009 and does not limit the principal amount of debt securities that may be issued during the period.

The Company believes that it has sufficient financial capabilities to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets, lines of credit and other financial resources.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s debt ratings at December 31, 2006 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and substantial financial assets.  Access to financing at competitive rates would be negatively impacted by a downgrade in these credit ratings.

The following summarizes the Company’s contractual cash commitments at December 31, 2006:

	Maturity
	Less than One Year	More than One Year	Total
Borrowings	$2,331.1	$1,800.0	$4,131.1
Operating Leases	.7	1.0	1.7
Total	$2,331.8	$1,801.0	$4,132.8

As described in Note F to the financial statements, borrowings consist of medium-term notes and commercial paper.  Included in the $1,800.0 of borrowings that mature in more than one year are $300.0 of medium-term extendible notes.  These extendible notes have an initial maturity of 13 months, which can be extended at the investor’s option to a final maturity of 5 years.  The interest rate adjustment to LIBOR on the notes increases each year by a nominal, predetermined amount.  These extendible medium-term notes are included as principal amounts due in 2008.  The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $280.3 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

Equipment on Operating Leases

In determining the estimated residual values for equipment on operating leases, and certain direct financing leases, the Company considers the length of the lease term, the truck model and anticipated market demand and the expected usage of the truck. If the sales price of the trucks at the end of the lease term differs significantly from the Company’s estimate, a gain or loss will result. The Company believes its residual setting policies are appropriate; however, future market conditions, changes in government regulations and other factors outside the Company’s control can impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. See “Note A – Significant Accounting Policies” in the Notes to Financial Statements.

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

The Company individually evaluates bankrupt accounts, accounts which have significant amounts past due and other large accounts with higher risk ($42.0 million at December 31, 2006 or 1.0% of the total outstanding receivables).  It evaluates all other customers as a group based on past due categories (i.e., 90+, 60-90, 30-59 and less than 30 days past due), as well as current account balances.  The Company has developed a range of specific loss estimates for each of its retail, wholesale and dealer master note portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions.  Loss estimates at December 31, 2006 range from less than 1% on current accounts to 35% on certain accounts over 90 days past due.  A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions, including diesel prices, freight tonnage trends, interest rates and other factors representing leading indicators impacting the creditworthiness of our borrowers and their ability to repay.  The Company further considers the impact of dealer recourse, cash recoveries and used equipment collateral recoveries.  The projected amount is then compared to the balance in the allowance and appropriate adjustments are made.

Although certain retail contracts acquired from dealers include full or partial dealer recourse for the credit loss, this is a minor and decreasing component of the portfolio (6% of the retail portfolio at December 31, 2006).  For wholesale and dealer master note portfolios, dealer recourse is present in substantially all the loan arrangements.  Cash recoveries and used equipment collateral recoveries generally vary with market conditions.

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

The following is a sensitivity analysis for the Company’s assets and liabilities that have interest rate risk.  The gains or losses in the table represent the changes in the financial instruments’ fair values that would result from a 100 basis point increase from the current market rate at December 31, 2006 and 2005.

Fair Value Gains (Losses)

(Millions of Dollars)

	Year ended December 31
	2006	2005

Assets
Retail notes, contracts and wholesale financing, net of unearned interest, less allowance for losses	$(42.6)	$(36.6)

Liabilities
Debt		.2
Interest rate swaps related to debt	44.3	35.6

Total	$1.7	$(.8)

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under Item 15, “Exhibits, Financial Statement Schedules” are included following this page.

PACCAR Financial Corp.

Report of Independent Registered Public Accounting Firm

Board of Directors
PACCAR Financial Services Corporation and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Financial Services Corporation) as of December 31, 2006 and 2005, and the related statements of income, cash flows, stockholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington
February 16, 2007

PACCAR Financial Corp.

STATEMENTS OF INCOME

(Millions of Dollars)

	Year ended December 31
	2006	2005	2004

Interest and fee income	$322.9	$248.6	$200.3
Operating lease and rental income	135.2	120.1	87.3
Insurance premiums and other revenue	51.5	40.6	33.3
TOTAL INTEREST AND OTHER REVENUE	509.6	409.3	320.9

Interest and other borrowing expenses	168.8	106.4	71.6
Depreciation and other operating lease and rental expenses	109.7	98.7	71.6
Insurance claims and other expenses	29.6	22.7	17.1
Selling, general and administrative expenses	50.3	47.3	44.9
Provision for losses on receivables	14.9	14.2	4.3
TOTAL EXPENSES	373.3	289.3	209.5

INCOME BEFORE INCOME TAXES	136.3	120.0	111.4

Income taxes	51.8	46.0	42.2

NET INCOME	$84.5	$74.0	$69.2

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)

	As of December 31
	2006	2005

ASSETS

Cash	$13.9	$19.0
Finance and other receivables, net of allowance for losses (2006 - $86.9 and 2005 - $77.3)	4,933.3	4,214.7
Loans to PACCAR Inc and affiliates	14.6	50.7
Equipment on operating leases, net of depreciation (2006 - $151.1 and 2005 - $119.1)	461.4	421.3
Other assets	85.1	73.0

TOTAL ASSETS	$5,508.3	$4,778.7

LIABILITIES

Accounts payable, accrued expenses and other	$264.9	$156.9
Commercial paper	2,081.1	1,805.6
Medium-term notes	2,050.0	1,800.0
Income taxes – current and deferred	331.3	303.6

TOTAL LIABILITIES	$4,727.3	$4,066.1

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	192.4	170.0
Retained earnings	532.0	477.5
Accumulated other comprehensive income	11.1	19.6

TOTAL STOCKHOLDER’S EQUITY	781.0	712.6

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,508.3	$4,778.7

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2006	2005	2004

OPERATING ACTIVITIES

Net income	$84.5	$74.0	$69.2
Items included in net income not affecting cash:
Depreciation and amortization	84.8	73.8	52.2
Provision for losses on receivables	14.9	14.2	4.3
Provision for deferred taxes	39.1	(.2)	68.2
Administrative fees for services from PFSC	22.4	19.3	18.8
Increase (decrease) in payables and other	(14.3)	26.6	(23.1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	231.4	207.7	189.6

INVESTING ACTIVITIES

Finance and other receivables originated	(2,286.7)	(1,980.6)	(1,662.6)
Collections on finance and other receivables	1,727.2	1,428.6	1,298.9
Net increase in wholesale receivables	(89.5)	(253.3)	(61.3)
Net decrease in loans to PACCAR Inc and affiliates	36.1	79.4	136.3
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(177.7)	(165.9)	(218.3)
Proceeds from disposal of equipment	66.4	35.5	14.8
Other	(19.1)	(4.6)	(2.9)

NET CASH USED IN INVESTING ACTIVITIES	(743.3)	(860.9)	(495.1)

FINANCING ACTIVITIES

Net increase in commercial paper	275.5	754.8	36.3
Proceeds from medium-term notes	1,500.0	550.0	1,150.0
Payments of medium-term notes	(1,250.0)	(580.0)	(800.0)
Dividends paid	(30.0)	(70.0)	(69.0)
Payment of advances from (to) PACCAR Inc	11.3	(.8)	.9

NET CASH PROVIDED BY FINANCING ACTIVITIES	506.8	654.0	318.2

NET (DECREASE) INCREASE IN CASH	(5.1)	.8	12.7

CASH AT BEGINNING OF YEAR	19.0	18.2	5.5

CASH AT END OF YEAR	$13.9	$19.0	$18.2

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2006	2005	2004

PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	170.0	150.7	131.9
Investments from PACCAR Financial Services Corporation	22.4	19.3	18.8
Balance at end of year	192.4	170.0	150.7

RETAINED EARNINGS

Balance at beginning of year	477.5	473.5	473.3
Net income	84.5	74.0	69.2
Cash dividends paid	(30.0)	(70.0)	(69.0)
Balance at end of year	532.0	477.5	473.5

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of year	19.6	5.4	(12.2)
Net unrealized (loss) gain	(8.5)	14.2	17.6
Balance at end of year	11.1	19.6	5.4

TOTAL STOCKHOLDER’S EQUITY	$781.0	$712.6	$675.1

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	Year ended December 31
	2006	2005	2004

Net income	$84.5	$74.0	$69.2
Other comprehensive income, net of tax
Unrealized net (loss) gain on derivative contracts	(8.5)	14.2	17.6
Net other comprehensive (loss) income	(8.5)	14.2	17.6

TOTAL COMPREHENSIVE INCOME	$76.0	$88.2	$86.8

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

Revenue Recognition: Interest income from finance receivables and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the term of the loan using the effective yield method. For operating leases, rental revenue is recognized on a straight-line basis over the lease term.

Recognition of interest income and rental revenue are suspended when management determines that collection is not probable (generally after 90 days past due). Recognition is resumed if the receivable becomes contractually current and the collection of amounts is again considered probable.

Equipment on Operating Leases: Equipment on operating leases is recorded at cost and is depreciated on the straight-line basis to its estimated residual value. Residual values are reviewed regularly and adjusted if market conditions warrant.

Income Taxes: The Company is included in the consolidated federal income tax return of PACCAR. Income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company.

Reclassifications: Certain prior-year amounts have been reclassified to conform to the 2006 presentation.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes:   In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, that clarifies the criteria for recognition of income tax benefits and becomes effective January 1, 2007.  The Company does not expect this pronouncement to have a significant effect on its results of operations or financial position.

NOTE B – FINANCE AND OTHER RECEIVABLES

Terms for finance and other receivables at origination range from 12 to 84 months. Repayment experience indicates some receivables will be paid prior to contract maturity, while some others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

Loans are reported at the principal amount outstanding, net of unearned income.

Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income.

The Company’s finance and other receivables are as follows:

	Year ended December 31
	2006	2005
Retail contracts and loans due within:
One year	$1,109.3	$945.1
Two years	719.7	678.5
Three years	590.9	521.2
Four years	394.1	335.2
Five years	189.1	140.6
Six years and beyond	30.6	19.4
	3,033.7	2,640.0

Wholesale financing	716.4	626.9
Direct financing leases (including unguaranteed residual values of $38.0 in 2006 and $30.5 in 2005)	1,399.8	1,120.9
Interest and other receivables	66.2	47.8
Unearned interest on direct financing leases	(195.9)	(143.6)

	5,020.2	4,292.0

Less allowance for losses	(86.9)	(77.3)

Finance and other receivables	$4,933.3	$4,214.7

Future minimum lease payments on direct financing leases totaled $1,361.7 at December 31, 2006 and are due as follows: $320.7 in 2007; $290.5 in 2008; $290.1 in 2009; $226.1 in 2010; $147.8 in 2011 and $86.5 in 2012 and beyond.

The allowance for losses on finance and other receivables is summarized as follows:

	Year ended December 31
	2006	2005

Balance at beginning of year	$77.3	$67.1
Provision for losses	14.9	14.2
Credit losses, net of recoveries	(5.3)	(4.0)

Balance at end of year	$86.9	$77.3

At December 31, 2006 and 2005, the recorded investments in retail contracts and loans that were considered to be impaired were $21.5 and $18.5, respectively. Included in the allowance for losses were specific reserves of $3.6 and $3.0 on these impaired retail contracts and loans. The average recorded investment in impaired retail contracts and loans during the years ended December 31, 2006, 2005 and 2004, was $17.9, $19.6 and $23.5, respectively. The Company recognized interest income of $.6, $.5 and $.2 for the years ended December 31, 2006, 2005 and 2004, respectively, on those impaired retail contracts and loans, all of which were recognized in income upon receipt of cash.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination generally range from 24 to 72 months.  The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2007 of $209.2 are due as follows: $95.6 in 2007; $62.6 in 2008; $38.1 in 2009; $12.0 in 2010 and $0.9 in 2011.  Depreciation expense related to equipment on operating leases was $78.1, $67.1, and $44.9 in 2006, 2005 and 2004, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2006, 2005 and 2004 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $22.4, $19.3 and $18.8 in 2006, 2005 and 2004, respectively, were charged to the Company. PFSC recognizes certain of these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital.

Cash dividends in the amount of $30.0, $70.0 and $69.0 were declared and paid in 2006, 2005 and 2004, respectively.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two facilities owned by PACCAR and three facilities leased by PACCAR.

The Company’s employees are covered by a defined benefit pension plan, an unfunded post-retirement medical and life insurance plan and a defined contribution plan sponsored by PACCAR. Separate allocations of plan assets and defined benefit plan obligations relating to the Company have not been made. Expenses charged to the Company by PACCAR for the defined benefit pension plan and the unfunded post-retirement medical and life insurance plan were $1.7, $1.1 and $.9, for years 2006, 2005 and 2004, respectively. Expenses incurred by the Company for the defined contribution plan benefits were $1.1 for each of the three years ended December 31, 2006.

Financing and cash management is partly provided through unsecured short-term advances to and from PACCAR. Net annual interest paid to PACCAR was $.3, $.1 and $.1 for years 2006, 2005 and 2004.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $14.6 and $.6 at December 31, 2006 and 2005, respectively. Loans outstanding from PACCAR were $11.5 and $.2 at December 31, 2006 and 2005, respectively.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These foreign affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There were no loans outstanding to foreign affiliates operating in the United Kingdom and The Netherlands at December 31, 2006. There was a total of $50.1 in loans outstanding to foreign affiliates operating in the United Kingdom and The Netherlands at December 31, 2005. There were no loans outstanding to other foreign affiliates for those periods. Interest income earned on affiliate loans was $.9, $2.3 and $3.5 in 2006, 2005 and 2004, respectively.

PACCAR has issued letters of credit as of December 31, 2006 in the amount of $5.9 on behalf of the Company to guarantee funds for payment to insured franchises and their customers for any future insurance losses.

Included within accounts payable, accrued expenses and other is $34.9 and $20.8 payable to PACCAR’s truck divisions at December 31, 2006 and 2005, respectively.

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used as hedges to manage exposures to fluctuations in interest rates.  The Company’s policies prohibit the use of derivatives for speculation or trading.  The Company documents its hedge objectives, procedures and accounting treatment at the inception of and during the term of each hedge.  Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default, and the Company had no material exposures to default at December 31, 2006.

The Company enters into interest-rate contracts, including cap agreements.  Interest-rate contracts generally involve the exchange of fixed and floating rate interest payments.  These contracts are used to manage exposures to fluctuation in interest rates.  Net amounts paid or received are reflected as adjustments to interest expense.  At December 31, 2006, the Company had 172 interest-rate swaps and one interest-rate cap agreement outstanding.  The notional amount of these contracts totaled $2,927.3 with amounts expiring annually over the next six years.  The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss.  In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates.  The total fair value of all interest-rate contracts amounted to an asset of $21.8 and a liability of $3.9 at December 31, 2006.  Fair values at December 31, 2005 amounted to an asset of $32.0 and a liability of $.3.

Notional maturities for all interest-rate contracts for the six years beginning January 1, 2007, are $806.2, $867.9, $871.2, $269.0, $100.0 and $13.0.  The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Derivative assets are included in the consolidated balance sheets in “Other assets.”  Derivative liabilities are included in “Accounts payable, accrued expenses and other.”

All of the Company’s interest-rate contracts have been designated as cash flow hedges.  The Company uses regression and the change in variable cash flows method to assess and measure effectiveness of interest-rate contracts.  Gains or losses on the effective portion of derivatives designated and qualifying as cash flow hedges that arise from changes in fair value are initially reported in other comprehensive income.  Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for each of the three years ended December 31, 2006.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings.  Net realized gains and losses for interest-rate contracts are recognized as an adjustment to interest expense.  Of the accumulated net gain included in other comprehensive income as of December 31, 2006, $9.9, net of tax, is expected to be reclassified to interest expense in 2007.  The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

NOTE F – BORROWINGS

Borrowings are summarized as follows:

	Effective	As of December 31,
	Rate*	2006	2005

Commercial paper	4.59%	$2,081.1	$1,805.6
Fixed rate medium-term notes			50.0
Floating rate medium-term notes	4.84%	2,050.0	1,750.0
Total	4.71%	$4,131.1	$3,605.6

*The effective rate is the weighted average rate as of December 31, 2006 and includes the effects of interest rate swap agreements.

Interest expense on borrowings amounted to $163.9, $101.2, and $67.9 for 2006, 2005 and 2004, respectively.

Cash paid for interest (net of swap interest received) was $162.4 in 2006, $106.1 in 2005, and $69.0 in 2004.

Principal amounts of medium-term notes due over the next five years beginning January 1, 2007 are $250.0 in 2007, $500.0 in 2008, and $1,300.0 in 2009.

In 2005 and 2006, the Company issued, and has outstanding at December 31, 2006, $300.0 of extendible floating rate medium-term notes under its shelf registration.  The extendible notes have an initial maturity of 13 months, which can be extended at the investor’s option to a final maturity of 5 years.  The interest rate adjustment to LIBOR on the notes increases each year by a nominal, predetermined amount.  These extendible medium-term notes are included as principal amounts due in 2008.

NOTE G – CREDIT ARRANGEMENTS

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $2,000.0 at December 31, 2006.  Of this amount, $1,000.0 expires in July 2007 and $1,000.0 expires in July 2010.  PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Of the facilities, $1,216.7 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates.  Of the remaining $783.3, $370.0 is only available for use by PACCAR’s Canadian subsidiaries, $300.0 is only available for use by PACCAR’s Mexican financial subsidiary, and $113.3 is only available for use by PACCAR’s Australian financial subsidiary.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2006 and 2005.

NOTE H – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31
	2006	2005	2004

Current provision (benefit)
Federal	$12.3	$44.0	$(26.9)
State	.4	2.2	.9
	12.7	46.2	(26.0)

Deferred provision (benefit)	39.1	(.2)	68.2

	$51.8	$46.0	$42.2

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2006	2005	2004

Tax at the statutory rate of 35%	$47.7	$42.0	$39.0
Effect of state income taxes	4.4	3.9	3.2
Other	(.3)	.1	—
	$51.8	$46.0	$42.2

Cash paid/(received) for income taxes was $18.9 in 2006, $32.7 in 2005 and ($20.2) in 2004.

Deferred income tax assets and liabilities consisted of the following:

	As of December 31
	2006	2005
Deferred tax liability:
Asset capitalization and depreciation	$370.6	$326.1
Other	9.5	13.2

Deferred tax assets:
Allowance for losses on receivables	(33.3)	(29.6)
Other	(12.8)	(9.5)

Net deferred tax liability	$334.0	$300.2

NOTE I – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash: The carrying amount reported in the balance sheets is stated at fair value.

Net Receivables: For floating rate loans and wholesale financing, fair values approximate carrying values. For fixed rate loans, fair values are estimated using discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest and other receivables approximates its fair value. Direct financing lease receivables and the related allowance for losses have been excluded from the accompanying table.

Commercial Paper and Medium-Term Notes: The carrying amounts of the Company’s commercial paper and floating rate medium-term notes approximate their fair value. The fair value of the Company’s fixed rate medium-term notes is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Instruments: Derivative instruments, including interest rate contracts, are carried at fair value. Fair values are based on quoted market prices or pricing models using current market rates.

Accounts Payable, Accrued Expenses and Other: Carrying amounts approximate fair value and have been excluded from the accompanying table.

Financial instruments where the recorded carrying amount is not at fair value are as follows:

	As of December 31
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Net receivables	$3,684.7	$3,624.1	$3,207.9	$3,167.2
Fixed rate medium-term notes			50.0	49.6

NOTE J – STOCKHOLDER’S EQUITY

Preferred Stock

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income with the related tax effects are as follows:

	Pretax Amount	Tax Effect	Net Amount

2006
Other comprehensive income:
Net holding gain on derivative contracts	$4.1	$(1.6)	$2.5
Reclassification adjustment	(17.9)	6.9	(11.0)
Net other comprehensive income	$(13.8)	$5.3	$(8.5)

2005
Other comprehensive income:
Net holding gain on derivative contracts	$24.3	$(9.3)	$15.0
Reclassification adjustment	(1.3)	.5	(.8)
Net other comprehensive income	$23.0	$(8.8)	$14.2

2004
Other comprehensive income:
Net holding loss on derivative contracts	$7.2	$(2.8)	$4.4
Reclassification adjustment	21.3	(8.1)	13.2
Net other comprehensive income	$28.5	$(10.9)	$17.6

NOTE K – QUARTERLY RESULTS (Unaudited)

	QUARTER
	First	Second	Third	Fourth

2006

Interest and other revenue	$116.0	$124.0	$131.3	$138.3
Income before income taxes	32.1	34.5	34.8	34.9
Net income	19.8	21.3	21.5	21.9

2005

Interest and other revenue	$91.1	$98.2	$106.4	$113.6
Income before income taxes	29.6	28.8	30.6	31.0
Net income	18.3	17.7	18.9	19.1

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole. In addition, at December 31, 2006, the Company has loan and lease commitments of $280.3 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

PACCAR Financial Corp.
(Millions of Dollars)

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2006 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $.5 and $.4 for 2006 and 2005, respectively.

Other Fees

The registrant has no audit-related, tax or other fees billed and/or paid during 2006 or 2005 for services provided by the principal accountant.

As a wholly-owned, indirect subsidiary of PACCAR Inc, audit and non-audit services provided by the Company’s external auditor are subject to PACCAR Inc’s Audit Committee pre-approval policies and procedures as described in the PACCAR Inc 2007 proxy statement.  During the year ended December 31, 2006, all services provided by the external auditor were pre-approved by the PACCAR Inc Audit Committee.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2006, 2005 and 2004

Balance Sheets – December 31, 2006 and 2005

Statements of Cash Flows – Years Ended December 31, 2006, 2005 and 2004

Statements of Stockholder’s Equity – Years Ended December 31, 2006, 2005 and 2004

Statements of Comprehensive Income – Years Ended December 31, 2006, 2005 and 2004

Notes to Financial Statements – December 31, 2006, 2005 and 2004

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

Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

	/s/ Mark C. Pigott	Chairman
Mark C. Pigott

(2)	Principal Financial Officer

	/s/ Michael A. Tembreull	Vice Chairman
Michael A. Tembreull

(3)	Principal Accounting Officer

	/s/ Cathy A. MacLeod	Controller
Cathy A. MacLeod

(4)	A Majority of the Board of Directors

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

4.3                                 Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

Form of Letter of Representation among the Company, Citibank, N.A. and The Depository Trust Company, Series L (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

10.1                           Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12.1                           Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2002 - 2006.

12.2                           Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement with PACCAR for each of the five years ended December 31, 2002 - 2006.

12.3                           Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years ended December 31, 2002 - 2006.

23                                    Consent of Independent Registered Public Accounting Firm.

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