Form 10-Q
period 2007-03-31
PACCAR FINANCIAL CORP
filed 2007-05-04
CIK 731288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Common Stock, $100 par value—145,000 shares as of April 30, 2007

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q
PACCAR FINANCIAL CORP.

FORM 10-Q
PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)
(Millions of Dollars)
Three Months Ended March 31	2007	2006

Interest and fee income	$90.2	$72.5
Operating lease and rental income	35.5	31.9
Insurance premiums and other revenue	13.6	11.6

TOTAL INTEREST AND OTHER REVENUE	139.3	116.0

Interest and other borrowing expenses	50.4	35.8
Depreciation and other operating lease and rental expenses	29.4	26.4
Insurance claims and other expenses	10.0	6.8
Selling, general and administrative expenses	12.4	12.3
Provision for losses on receivables	4.0	2.6

TOTAL EXPENSES	106.2	83.9

INCOME BEFORE INCOME TAXES	33.1	32.1

Income taxes	12.7	12.3

NET INCOME	20.4	19.8

RETAINED EARNINGS AT BEGINNING OF PERIOD	532.0	477.5
Cash dividends paid		30.0

RETAINED EARNINGS AT END OF PERIOD	$552.4	$467.3

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q
PACCAR FINANCIAL CORP.

Balance Sheets
(Millions Except Share Amounts)

	March 31	December 31
	2007	2006*
	(Unaudited)
ASSETS

Cash	$15.9	$13.9
Finance and other receivables, net of allowance for losses (2007 - $88.5 and 2006 - $86.9)	5,006.6	4,933.3
Loans to PACCAR Inc and affiliates	22.3	14.6
Equipment on operating leases, net of depreciation (2007 - $163.3 and 2006 - $151.1)	445.8	461.4
Other assets	84.7	85.1

TOTAL ASSETS	$5,575.3	$5,508.3

LIABILITIES

Accounts payable, accrued expenses and other	$247.2	$264.9
Commercial paper	2,284.7	2,081.1
Medium-term notes	1,900.0	2,050.0
Income taxes – current and deferred	341.2	331.3

TOTAL LIABILITIES	$4,773.1	$4,727.3

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	199.9	192.4
Retained earnings	552.4	532.0
Accumulated other comprehensive income	4.4	11.1

TOTAL STOCKHOLDER’S EQUITY	802.2	781.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,575.3	$5,508.3

*The December 31, 2006 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q
PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)
(Millions of Dollars)
Three Months Ended March 31	2007	2006

OPERATING ACTIVITIES

Net income	$20.4	$19.8
Items included in net income not affecting cash:
Depreciation and amortization	23.1	20.5
Provision for losses on receivables	4.0	2.6
Benefit for deferred taxes	(.8)	(3.2)
Administrative fees for services from PFSC	7.5	8.0
(Decrease) increase in payables and other	(11.3)	30.6

NET CASH PROVIDED BY OPERATING ACTIVITIES	42.9	78.3

INVESTING ACTIVITIES

Finance and other receivables originated	(494.7)	(428.2)
Collections on finance and other receivables	390.3	348.7
Net decrease in wholesale receivables	20.0	25.5
Net increase in loans to PACCAR Inc and affiliates	(7.7)	(2.4)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(20.5)	(17.0)
Proceeds from disposal of equipment	21.8	20.3
Other	(8.6)	(50.7)

NET CASH USED IN INVESTING ACTIVITIES	(99.4)	(103.8)

FINANCING ACTIVITIES

Net increase in commercial paper	203.6	48.0
Proceeds from medium-term notes		250.0
Payments of medium-term notes	(150.0)	(250.0)
Dividends paid		(30.0)
Proceeds from advances from PACCAR Inc	4.9	4.4

NET CASH PROVIDED BY FINANCING ACTIVITIES	58.5	22.4

NET INCREASE (DECREASE) IN CASH	2.0	(3.1)

CASH AT BEGINNING OF PERIOD	13.9	19.0

CASH AT END OF PERIOD	$15.9	$15.9

See Notes to Financial Statements.

FORM 10-Q
PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2007 presentation.

New Accounting Standard

The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007, had no effect on the Company’s financial statements.  As of the date of adoption, the Company had less than $1.0 of unrecognized tax benefits which would impact the effective tax rate if recognized.  The Company is not currently under examination by the IRS and has completed examinations for all years through 2003.  Tax interest and penalties are classified as income taxes in the accompanying statements of income and were not significant in any period presented.  The Company does not currently anticipate that any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

NOTE B – Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any year. The required ratio for the three months ended March 31, 2007 and full year 2006 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

There were no cash dividends declared or paid during the first quarter of 2007. A cash dividend in the amount of $30.0 was declared and paid during the first quarter of 2006.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two additional facilities owned by PACCAR and four facilities leased by PACCAR.

The Company’s employees are covered by a defined benefit pension plan, an unfunded post-retirement medical and life insurance plan, and a defined contribution plan sponsored by PACCAR.  The Company is charged for its share of costs under these plans. Separate allocations of defined benefit plan assets and obligations relating to the Company have not been made.

Periodically, the Company borrows funds from PACCAR and makes loans to PACCAR. Loans outstanding to PACCAR were $22.3 and $14.6 at March 31, 2007 and December 31, 2006, respectively. Loans outstanding from PACCAR were $16.4 and $11.5 at March 31, 2007 and December 31, 2006, respectively.

PACCAR has issued letters of credit as of March 31, 2007 in the amount of $5.9 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There were no loans outstanding to foreign affiliates at March 31, 2007 and December 31, 2006.

Included in accounts payable, accrued expenses and other is $13.1 and $34.9 payable to PACCAR’s truck divisions at March 31, 2007 and December 31, 2006, respectively.

NOTE C – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended March 31
	2007	2006
Net income	$20.4	$19.8
Other comprehensive income:
Unrealized net (loss) gain on derivative contracts	(6.7)	6.1
Total comprehensive income	$13.7	$25.9

The unrealized net loss on derivative contracts in the three months ended March 31, 2007 was due to a decrease in long term market interest rates causing a reduction in the fair value of the Company’s floating to fixed rate contracts.

Accumulated other comprehensive income of $4.4 and $11.1 at March 31, 2007 and December 31, 2006, respectively, is comprised of the unrealized net gain on derivative contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

The Company’s net income of $20.4 for the first quarter of 2007 increased 3% from $19.8 for the first quarter of 2006.  The profit improvement primarily resulted from a higher finance gross profit (revenues minus borrowing, lease, and insurance expenses), partially offset by an increase in the provision for losses on receivables which is discussed further below.  Interest and other revenue in the first quarter of 2007 increased $23.3 to $139.3 from $116.0 in the first quarter of 2006 due to higher earning assets and higher interest rates.  Average earning assets in the first quarter of 2007 increased 17% compared to the first quarter of 2006 due to higher new loan and lease volume resulting from increased PACCAR truck production during 2006.  Interest and other borrowing expenses increased $14.6 to $50.4 in the first quarter of 2007 due to a 16% increase in average debt balances and higher interest rates. Depreciation and other operating lease and rental expenses increased 11% to $29.4 primarily due to higher average balances of operating lease assets.  The Company’s effective income tax rate of 38% for the first quarter of 2007 was comparable to the first quarter of 2006.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses
	Three Months Ended	Three Months Ended	Year Ended
	March 31	March 31	December 31
	2007	2006	2006
Balance at beginning of period	$86.9	$77.3	$77.3
Provision for losses	4.0	2.6	14.9
Credit losses	(2.9)	(2.1)	(8.4)
Recoveries	.5	1.0	3.1
Balance at end of period	$88.5	$78.8	$86.9

Ratios:

Credit losses net of recoveries ($2.4 in 2007) to average total portfolio ($4,976.9 in 2007) annualized at March 31, 2007 and 2006	.20%	.10%	.12%

Allowance for losses ($88.5 in 2007) to period-end total portfolio ($5,095.1 in 2007)	1.74%	1.81%	1.73%

Period-end retail loan and lease receivables past due, over 30 days, ($42.3 in 2007) to period-end retail loan and lease receivables ($4,108.7 in 2007)	1.03%	.77%	.91%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry.  The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31 2007		March 31 2006		December 31 2006
Retail loans	$2,892.4	57%	$2,536.2	58%	$2,798.4	56%
Retail leases	1,216.3	24%	978.3	23%	1,203.9	24%
Dealer wholesale financing	696.4	14%	601.5	14%	716.4	14%
Dealer master notes	290.0	5%	229.4	5%	301.5	6%
Total portfolio	$5,095.1	100%	$4,345.4	100%	$5,020.2	100%

The provision for losses in the first quarter of 2007 of $4.0 increased $1.4 from $2.6 in the first quarter of 2006, primarily from portfolio growth, higher credit losses and lower recoveries.  As a percentage of the total portfolio, net credit losses increased to .20% for the three months ended March 31, 2007 from .10% for the three months ended March 31, 2006.  This reflected some softening in freight demand that negatively impacted customers’ ability to make payments.

Dealer wholesale financing and master notes, which have lower allowance for losses than retail accounts, increased to $986.4 of the total portfolio at March 31, 2007 compared to $830.9 in March 2006.  The ratio of the allowance for losses to period-end total portfolio was 1.74% at March 31, 2007 versus 1.81% at March 31, 2006.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied.  There have been no significant changes in customer contract terms during the periods.

Company Outlook

The future profitability of the Company is principally dependent on the generation of new business volume, the related spread between the asset yields and the borrowing costs on new business and the level of credit losses experienced.  Asset growth is expected to be modest as new business originated is forecast to approximate collections on the portfolio.  The Company continues to be exposed to risks affecting freight demand, including economic weakness, changes in governmental regulations and volatile interest rates and diesel prices, that could negatively impact future truck sales financed and existing customers’ ability to make timely payments, which could increase the level of credit losses experienced.

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

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s credit ratings at March 31, 2007 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and excellent overall financial condition.  Access to financing at competitive rates would be negatively impacted by a downgrade in these credit ratings.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $2,000 at March 31, 2007.  Of this amount, $1,000 expires in July 2007 and $1,000 expires in July 2010.  PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Of the credit facilities, $1,216.7 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates.  Of the remaining $783.3, $370.0 is only available for use by PACCAR’s Canadian subsidiaries, $300.0 is only available for use by PACCAR’s Mexican subsidiary and $113.3 is only available for use by PACCAR’s Australian financial subsidiary.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2007 and the year ended December 31, 2006.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s 2006 Annual Report on Form 10-K continues to be relevant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2007. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2006 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES – Not Applicable.

PART II – OTHER INFORMATION

For items 1, 1A, and 5, there was no reportable information during the three months ended March 31, 2007.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(A) and (B).

ITEM 6.             EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 4, 2007	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President
(Authorized Officer)

		By	/s/ Cathy A. MacLeod
Cathy A. MacLeod
Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibits (in order of assigned index numbers)

3	Articles of incorporation and bylaws:

(a)

Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

	(b)	By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 dated October 20, 1983, File Number 0-12553).

4	Instruments defining the rights of security holders, including indentures:

(a)

Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to the Company’s Form 8-K dated November 3, 2006).

	(b)	Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

Form of Letter of Representation among the Company, Citibank, N.A. and The Depository Trust Company, Series K (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

	(c)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

Form of Letter of Representation among the Company, Citibank, N.A. and The Depository Trust Company, Series L (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

10	Material contracts:

(a)

Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12	Statements re computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2007 and 2006.

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three month periods ended March 31, 2007 and 2006.

	(c)	Computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the three month periods ended March 31, 2007 and 2006.

31	Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer.

	(b)	Certification of Principal Financial Officer.

32	Section 1350 Certifications:

	(a)	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).