Form 10-Q
period 2007-06-30
PACCAR FINANCIAL CORP
filed 2007-08-03
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Common Stock, $100 par value—145,000 shares as of July 31, 2007

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Interest and fee income	$92.9	$78.0	$183.1	$150.5
Operating lease and rental income	36.8	32.7	72.3	64.6
Insurance premiums and other revenue	14.5	13.3	28.1	24.9

TOTAL INTEREST AND OTHER REVENUE	144.2	124.0	283.5	240.0

Interest and other borrowing expenses	51.5	40.0	101.9	75.8
Depreciation and other rental expenses	29.9	26.3	59.3	52.7
Insurance claims and other expenses	10.7	7.0	20.7	13.8
Selling, general and administrative expenses	13.4	12.4	25.8	24.7
Provision for losses on receivables	5.2	3.8	9.2	6.4

TOTAL EXPENSES	110.7	89.5	216.9	173.4

INCOME BEFORE INCOME TAXES	33.5	34.5	66.6	66.6

Income taxes	12.8	13.2	25.5	25.5

NET INCOME	20.7	21.3	41.1	41.1

RETAINED EARNINGS AT BEGINNING OF PERIOD	552.4	467.3	532.0	477.5
Cash dividends paid				30.0

RETAINED EARNINGS AT END OF PERIOD	$573.1	$488.6	$573.1	$488.6

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets	June 30	December 31
(Millions Except Share Amounts)	2007	2006*
	(Unaudited)
ASSETS

Cash	$9.7	$13.9
Finance and other receivables, net of allowance for losses (2007 - $90.1 and 2006 - $86.9)	4,988.4	4,933.3
Due from PACCAR Inc	35.5	14.6
Equipment on operating leases, net of depreciation (2007 - $172.6 and 2006 - $151.1)	454.8	461.4
Other assets	92.9	85.1

TOTAL ASSETS	$5,581.3	$5,508.3

LIABILITIES

Accounts payable, accrued expenses and other	$198.4	$218.5
Due to PACCAR Inc	30.2	46.4
Commercial paper	2,039.5	2,081.1
Medium-term notes	2,125.0	2,050.0
Income taxes — current and deferred	351.6	331.3

TOTAL LIABILITIES	$4,744.7	$4,727.3

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	204.8	192.4
Retained earnings	573.1	532.0
Accumulated other comprehensive income	13.2	11.1

TOTAL STOCKHOLDER’S EQUITY	836.6	781.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,581.3	$5,508.3

*The December 31, 2006 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Six Months Ended June 30	2007	2006

OPERATING ACTIVITIES

Net income	$41.1	$41.1
Items included in net income not affecting cash:
Depreciation and amortization	46.3	40.7
Provision for losses on receivables	9.2	6.4
Increase (decrease) in deferred tax liability	4.3	(4.8)
Administrative fees for services from PFSC	12.4	12.6
(Decrease) increase in payables and other	(16.4)	29.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	96.9	125.8

INVESTING ACTIVITIES

Finance and other receivables originated	(969.2)	(1,048.3)
Collections on finance and other receivables	800.1	809.6
Net decrease in wholesale receivables	84.8	18.0
Net (increase) decrease due from PACCAR Inc and affiliates	(20.9)	42.2
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(63.9)	(42.6)
Proceeds from disposal of equipment	37.6	36.8
Other	(9.3)	(47.2)

NET CASH USED IN INVESTING ACTIVITIES	(140.8)	(231.5)

FINANCING ACTIVITIES

Net decrease in commercial paper	(41.6)	(19.3)
Proceeds from medium-term notes	225.0	800.0
Payments of medium-term notes	(150.0)	(650.0)
Dividends paid		(30.0)
Proceeds from loans from PACCAR Inc	6.3	6.5

NET CASH PROVIDED BY FINANCING ACTIVITIES	39.7	107.2

NET (DECREASE) INCREASE IN CASH	(4.2)	1.5

CASH AT BEGINNING OF PERIOD	13.9	19.0

CASH AT END OF PERIOD	$9.7	$20.5

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

New Accounting Standard

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007 with no effect on the Company’s financial statements.  As of the date of adoption, the Company had less than $1.0 of unrecognized tax benefits which would impact the effective tax rate if recognized.  The Company is not currently under examination by the Internal Revenue Service and has completed examinations for all years through 2003.  Tax interest and penalties are classified as income taxes in the accompanying statements of income and were not significant in any period presented.  The Company does not currently anticipate that any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

NOTE B — Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any year. The required ratio for the six months ended June 30, 2007 and full year 2006 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

There were no cash dividends declared or paid during the second quarter of 2007. A cash dividend in the amount of $30.0 was declared and paid during the first quarter of 2006.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two additional facilities owned by PACCAR and four facilities leased by PACCAR.

Company employees and PACCAR employees are covered by a defined benefit pension plan and an unfunded post-retirement medical and life insurance plan, both sponsored by PACCAR.  The assets and liabilities of these plans are reflected on the balance sheets of PACCAR.  PACCAR contributes to the plans and allocates the expenses to the Company based principally on the number of eligible plan participants.

Company employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR.  Costs incurred by the Company for defined contribution plan benefits are based on the actual contribution made on behalf of participating employees.

Expenses for the defined benefit pension plan, the unfunded post-retirement medical and life insurance plan and the defined contribution plan are included as selling, general and administrative expenses.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR, amounts outstanding at June 30, 2007 are summarized below:

	June 30 2007	December 31 2006
Due from PACCAR Inc
Loans	$34.3	$14.4
Receivables	1.2	.2
Total	$35.5	$14.6

Due to PACCAR Inc
Loans	$17.8	$11.5
Payables	12.4	34.9
Total	$30.2	$46.4

PACCAR has issued letters of credit as of June 30, 2007 in the amount of $5.9 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

The Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $375.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There were no loans outstanding to foreign affiliates at June 30, 2007 and December 31, 2006.

NOTE C — Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net income	$20.7	$21.3	$41.1	$41.1
Other comprehensive income:
Unrealized net gain on derivative contracts	8.8	4.7	2.1	10.9
Total comprehensive income	$29.5	$26.0	$43.2	$52.0

The unrealized net gain on derivative contracts in the three and six months ended June 30, 2007 was due to a rise in long term market interest rates causing an increase in the fair value of the Company’s floating to fixed rate contracts.

Accumulated other comprehensive income of $13.2 and $11.1 at June 30, 2007 and December 31, 2006, respectively, is comprised of the unrealized net gain on derivative contracts.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

The Company’s net income of $20.7 for the second quarter of 2007 decreased 3% from $21.3 for the second quarter of 2006. Net income for the first six months of 2007 was equal to the $41.1 earned in the first six months of 2006.  Interest and fee income in the second quarter and first six months of 2007 increased $14.9 and $32.6, respectively, compared to 2006 levels.  Higher earning assets contributed $11.1 and $24.1 to the respective increases in the second quarter and first six months of 2007.  Higher interest rates for the second quarter and first six months of 2007 contributed $3.8 and $8.5, respectively, to the increase.  Operating lease and rental income, and the related depreciation and other rental expenses for the second quarter and first six months of 2007 increased due to higher average balances of operating lease assets.

Interest and other borrowing expenses increased $11.5 for the second quarter of 2007 and $26.1 for the first six months of 2007 from the comparable periods in 2006.  Average debt balances contributed $5.3 and $11.5 to the increase for the second quarter and first six months of 2007, respectively.  Higher interest rates for the second quarter and first six months of 2007 contributed $6.2 and $14.6, respectively.  Insurance claims and other expenses increased for the second quarter and first six months of 2007. The Company’s effective income tax rate of 38% in 2007 was comparable to the prior periods.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Six Months Ended	Six Months Ended	Year Ended
	June 30	June 30	December 31
	2007	2006	2006
Balance at beginning of period	$86.9	$77.3	$77.3
Provision for losses	9.2	6.4	14.9
Credit losses	(7.1)	(3.9)	(8.4)
Recoveries	1.1	1.9	3.1
Balance at end of period	$90.1	$81.7	$86.9

Ratios:

Credit losses net of recoveries ($6.0 in 2007) to average total portfolio ($5,001.4 in 2007) annualized at June 30, 2007 and 2006	.24%	.09%	.12%

Allowance for losses ($90.1 in 2007) to period-end total portfolio ($5,078.5 in 2007)	1.77%	1.81%	1.73%

Period-end retail loan and lease receivables past due, over 30 days, ($45.6 in 2007) to period-end retail loan and lease receivables ($4,141.0 in 2007)	1.10%	.72%	.91%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry.  The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30		June 30		December 31
	2007		2006		2006
Retail loans	$2,895.0	57%	$2,648.8	59%	$2,798.4	56%
Retail leases	1,246.0	25%	1,027.9	23%	1,203.9	24%
Dealer wholesale financing	631.6	12%	608.9	13%	716.4	14%
Dealer master notes	305.9	6%	230.6	5%	301.5	6%
Total portfolio	5,078.5	100%	$4,516.2	100%	$5,020.2	100%

The provision for losses remained at low levels for the first six months of 2007 and was $9.2 compared to $6.4 for the first six months of 2006.

Dealer wholesale financing and master notes, which have lower allowance for losses than retail accounts, increased to $937.5 at June 30, 2007 compared to $839.5 at June 30, 2006.  The ratio of the allowance for losses to period-end total portfolio was 1.77% at June 30, 2007 versus 1.81% at June 30, 2006.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied.  There have been no significant changes in customer contract terms during the periods.

Company Outlook

The future profitability of the Company is principally dependent on the generation of new business volume, the related spread between the asset yields and the borrowing costs on new business and the level of credit losses experienced.  Portfolio balances for 2007 are not expected to be significantly different from 2006 levels, as new business originated is forecast to approximate collections on the portfolio.  The Company continues to be exposed to risks affecting freight demand, including economic weakness, changes in governmental regulations and volatile interest rates and diesel prices, that could negatively impact future truck sales financed and existing customers’ ability to make timely payments, which could increase the level of credit losses experienced.

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

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s credit ratings at June 30, 2007 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and excellent overall financial condition.  Access to financing at competitive rates would be negatively impacted by a downgrade in these credit ratings.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $2,200.  Of this amount, $1,200 expires in June 2008 and $1,000 expires in June 2012.  PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Of the credit facilities, $1,375.0 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates.  Of the remaining $825.0, $360.0 is only available for use by PACCAR’s Canadian subsidiaries, $350.0 is only available for use by PACCAR’s Mexican subsidiary and $115.0 is only available for use by PACCAR’s Australian financial subsidiary.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2007 and the year ended December 31, 2006.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2007. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2006 Annual Report on Form 10-K.

ITEM 4 & 4T.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. The Company is implementing a new global treasury system which supports debt, cash and risk management processes and was used to produce certain information contained in this quarterly report. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

For items 1, 1A, and 5, there was no reportable information during the six months ended June 30, 2007.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(A) and (B).

ITEM 6.   EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	August 3, 2007	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President
(Authorized Officer)

		By	/s/ Cathy A. MacLeod
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

12        Statements re computation of ratios:

(a)                                  Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2007 and 2006.

(b)                                 Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six month periods ended June 30, 2007 and 2006.

(c)                                  Computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the six month periods ended June 30, 2007 and 2006.

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