Form 10-Q
period 2007-09-30
PACCAR FINANCIAL CORP
filed 2007-11-02
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Common Stock, $100 par value—145,000 shares as of October 31, 2007

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Interest and fee income	$93.5	$84.1	$276.7	$234.6
Operating lease and rental income	38.8	34.4	111.1	99.0
Insurance premiums and other revenue	15.0	12.8	43.1	37.7

TOTAL INTEREST AND OTHER REVENUE	147.3	131.3	430.9	371.3

Interest and other borrowing expenses	51.5	44.5	153.4	120.3
Depreciation and other rental expenses	31.0	27.8	90.2	80.4
Insurance claims and other expenses	10.7	7.4	31.4	21.2
Selling, general and administrative expenses	13.7	12.7	39.6	37.4
Provision for losses on receivables	3.8	4.1	13.0	10.5

TOTAL EXPENSES	110.7	96.5	327.6	269.8

INCOME BEFORE INCOME TAXES	36.6	34.8	103.3	101.5

Income taxes	14.0	13.3	39.6	38.9

NET INCOME	22.6	21.5	63.7	62.6

RETAINED EARNINGS AT BEGINNING OF PERIOD	573.1	488.6	532.0	477.5
Cash dividends declared	24.0		24.0	30.0

RETAINED EARNINGS AT END OF PERIOD	$571.7	$510.1	$571.7	$510.1

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets	September 30	December 31
(Millions of Dollars)	2007	2006*
	(Unaudited)
ASSETS

Cash	$21.4	$13.9
Finance and other receivables, net of allowance for losses (2007 - $88.3 and 2006 - $86.9)	4,808.8	4,933.3
Due from PACCAR Inc and affiliates	164.1	14.6
Equipment on operating leases, net of depreciation (2007 - $185.5 and 2006 - $151.1)	468.6	461.4
Other assets	61.3	85.1

TOTAL ASSETS	$5,524.2	$5,508.3

LIABILITIES

Accounts payable, accrued expenses and other	$219.0	$218.5
Dividend payable	24.0
Due to PACCAR Inc and affiliates	27.8	46.4
Commercial paper	1,795.8	2,081.1
Medium-term notes	2,275.0	2,050.0
Income taxes – current and deferred	361.5	331.3

TOTAL LIABILITIES	$4,703.1	$4,727.3

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	210.1	192.4
Retained earnings	571.7	532.0
Accumulated other comprehensive income	(6.2)	11.1

TOTAL STOCKHOLDER’S EQUITY	821.1	781.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,524.2	$5,508.3

*The December 31, 2006 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Nine Months Ended September 30	2007	2006

OPERATING ACTIVITIES

Net income	$63.7	$62.6
Items included in net income not affecting cash:
Depreciation and amortization	70.4	62.0
Provision for losses on receivables	13.0	10.5
Increase in deferred tax liability	14.1	3.4
Administrative fees for services from PFSC	17.7	17.1
Decrease in payables and other	(2.6)	(26.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	176.3	128.7

INVESTING ACTIVITIES

Finance and other receivables originated	(1,361.8)	(1,632.0)
Collections on finance and other receivables	1,277.6	1,295.4
Net decrease (increase) in wholesale receivables	171.3	(39.0)
Net (increase) decrease due from PACCAR Inc and affiliates	(149.5)	39.5
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(114.1)	(116.2)
Proceeds from disposal of equipment	55.6	50.9
Other	4.6	(51.5)

NET CASH USED IN INVESTING ACTIVITIES	(116.3)	(452.9)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper	(285.3)	94.0
Proceeds from medium-term notes	475.0	1,050.0
Payments of medium-term notes	(250.0)	(800.0)
Dividends paid		(30.0)
Proceeds from loans from PACCAR Inc	7.8	8.9

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(52.5)	322.9

NET INCREASE (DECREASE) IN CASH	7.5	(1.3)

CASH AT BEGINNING OF PERIOD	13.9	19.0

CASH AT END OF PERIOD	$21.4	$17.7

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

New Accounting Standard

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007 with no effect on the Company’s financial statements. As of the date of adoption, the Company had less than $1.0 of unrecognized tax benefits which would impact the effective tax rate if recognized. The Company is not currently under examination by the Internal Revenue Service and has completed examinations for all years through 2003. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were not significant in any period presented. The Company does not currently anticipate any significant changes to unrecognized tax benefits during the next 12 months.

NOTE B – Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any year. The required ratio for the nine months ended September 30, 2007 and full year 2006 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

There was a dividend declared in the third quarter of 2007 in the amount of $24.0, payable in the fourth quarter of 2007. A dividend in the amount of $30.0 was declared and paid during the first quarter of 2006.

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $117.8 in loans outstanding to foreign affiliates operating in the United Kingdom, The Netherlands and Mexico at September 30, 2007. There were no loans outstanding to foreign affiliates at December 31, 2006. Amounts outstanding at September 30, 2007 are summarized below:

	September 30 2007	December 31 2006
Due from PACCAR Inc and affiliates
Loans	$163.2	$14.4
Receivables	.9	.2
Total	$164.1	$14.6

Due to PACCAR Inc and affiliates
Loans	$19.3	$11.5
Payables	8.5	34.9
Total	$27.8	$46.4

PACCAR has issued letters of credit as of September 30, 2007 in the amount of $4.9 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

NOTE C – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net income	$22.6	$21.5	$63.7	$62.6
Other comprehensive income:
Unrealized net loss on derivative contracts	(19.4)	(18.0)	(17.3)	(7.1)
Total comprehensive income	$3.2	$3.5	$46.4	$55.5

The unrealized net loss on derivative contracts in the three and nine months ended September 30, 2007 was due to a decrease in long term market interest rates causing a decrease in the fair value of the Company’s floating to fixed interest rate swap contracts.

Accumulated other comprehensive income of $(6.2) and $11.1 at September 30, 2007 and December 31, 2006, respectively, is comprised of the unrealized net (loss) gain on derivative contracts.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

The Company’s net income of $22.6 for the third quarter of 2007 increased from $21.5 for the third quarter of 2006. Net income of $63.7 for the first nine months of 2007 increased from $62.6 earned in the first nine months in 2006. Interest and fee income in the third quarter and first nine months of 2007 increased $9.4 and $42.1, respectively, compared to 2006 levels. Higher earning assets contributed $6.5 and higher interest rates contributed $2.9 to the third quarter increase. For the first nine months of 2007, higher earning assets contributed $30.6 and higher interest rates contributed $11.5 to the increase. Operating lease and rental income, and the related depreciation and other rental expenses for the third quarter and first nine months of 2007 increased due to higher average balances of operating lease assets.

Interest and other borrowing expenses increased $7.0 for the third quarter of 2007 and $33.1 for the first nine months of 2007 from the comparable periods in 2006. Average debt balances contributed $2.6 and higher interest rates contributed $4.4 to the third quarter increase. For the first nine months of 2007, average debt balances contributed $14.1 and higher interest rates contributed $19.0 to the increase. Insurance claims and other expenses increased in the third quarter and first nine months of 2007, from the comparable periods in 2006, due to higher claims. The Company’s effective income tax rate of 38.3% in 2007 was comparable to the prior periods in 2006.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Nine Months Ended	Nine Months Ended	Year Ended
	September 30	September 30	December 31
	2007	2006	2006
Balance at beginning of period	$86.9	$77.3	$77.3
Provision for losses	13.0	10.5	14.9
Credit losses	(13.1)	(5.9)	(8.4)
Recoveries	1.5	2.8	3.1
Balance at end of period	$88.3	$84.7	$86.9

Ratios:

Credit losses net of recoveries ($11.6 in 2007) to average total portfolio ($4,976.8 in 2007) annualized at September 30, 2007 and 2006	.31%	.09%	.12%

Allowance for losses ($88.3 in 2007) to period-end total portfolio ($4,897.1 in 2007)	1.80%	1.81%	1.73%

Period-end retail loan and lease receivables past due, over 30 days, ($54.2 in 2007) to period-end retail loan and lease receivables ($4,034.6 in 2007)	1.34%	.84%	.91%

The provision for losses for the first nine months of 2007 was $13.0 compared to $10.5 for the first nine months of 2006. Although the Company experienced an increase in credit losses during the first nine months of 2007, losses remained at relatively low levels.

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30		September 30		December 31
	2007		2006		2006
Retail loans	$2,783.6	57%	$2,735.4	59%	$2,798.4	56%
Retail leases	1,251.0	26%	1,085.9	23%	1,203.9	24%
Dealer wholesale financing	545.1	11%	665.9	14%	716.4	14%
Dealer master notes	317.4	6%	183.4	4%	301.5	6%
Total portfolio	$4,897.1	100%	$4,670.6	100%	$5,020.2	100%

The ratio of the allowance for losses to period-end total portfolio was 1.80% at September 30, 2007, 1.73% at December 31, 2006, and 1.81% at September 30, 2006.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

Company Outlook

The future profitability of the Company is principally dependent on the generation of new business volume, the related spread between the asset yields and the borrowing costs on new business and the level of credit losses experienced. Portfolio balances for the remainder of 2007 are not expected to be significantly different from current levels, as new business originated is forecast to approximate collections on the portfolio. The Company continues to be exposed to risks affecting freight demand, including economic weakness, changes in governmental regulations and volatile interest rates and diesel prices, that could negatively impact future truck sales financed and existing customers’ ability to make timely payments, which could increase the level of credit losses experienced.

Funding and Liquidity

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2006, the Company filed a new shelf registration statement. The registration expires in 2009 and does not limit the principal amount of debt securities that may be issued during the period.

Due to continued strong credit ratings and portfolio performance, the Company was not affected by the disturbance in certain credit markets during the quarter. The Company continues to believe it will be able to fund receivables, service debt and pay dividends through internally generated funds, and access to public and private debt markets. Other information on liquidity and capital resources as presented in the 2006 Form 10-K continues to be relevant.

The Company’s credit ratings at September 30, 2007 are as follows:

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

Of the credit facilities, $1,375.0 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates. Of the remaining $825.0, $360.0 is only available for use by PACCAR’s Canadian subsidiaries, $350.0 is only available for use by PACCAR’s Mexican subsidiary and $115.0 is only available for use by PACCAR’s Australian financial subsidiary.  These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2007 and the year ended December 31, 2006.

Effective November 1, 2007, PACCAR, increased the $1,200 credit facility to $1,700. PACCAR intends to replace the current credit facilities as they expire with facilities of similar amounts.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2007. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2006 Annual Report on Form 10-K.

ITEM 4 & 4T.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. The Company implemented a new global treasury system which supports debt, cash and risk management processes and was used to produce certain information contained in this quarterly report. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

For items 1 and 5, there was no reportable information during the nine months ended September 30, 2007.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(A) and (B).

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2006 Annual Report Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2007.

ITEM 6.    EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	November 2, 2007	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President (Authorized Officer)

		By	/s/ Nanette C. Anderson
Nanette C. Anderson
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

12            Statements re computation of ratios:

(a)           Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2007 and 2006.

(b)           Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine month periods ended September 30, 2007 and 2006.

(c)           Computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the nine month periods ended September 30, 2007 and 2006.

31            Rule 13a-14(a)/15d-14(a) Certifications:

(a)           Certification of Principal Executive Officer.

(b)           Certification of Principal Financial Officer.

32            Section 1350 Certifications:

(a)           Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).