Form 10-K
period 2007-12-31
PACCAR FINANCIAL CORP
filed 2008-02-27
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer:  ☐               Accelerated filer:  ☐               Non-accelerated filer:  ☒             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).         Yes:☐   No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007:   None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2008:

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

PACCAR, through its Peterbilt and Kenworth Divisions, competes in the North American medium-duty (Class 6/7) markets primarily with conventional models. These medium-duty trucks are assembled at facilities located in Ste. Therese, Quebec and Mexicali, Mexico, which are owned by PACCAR’s wholly-owned subsidiaries. PACCAR competes in the European light/medium (6 to 15 metric ton) commercial vehicle market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries. Commercial trucks and related replacement parts comprise the largest segment of PACCAR’s business, accounting for 91% of total 2007 net sales and revenues.

Substantially all trucks and related parts are sold to independently-owned dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed by a foreign subsidiary headquartered in The Netherlands. A U.S. division, PACCAR International, also markets all three nameplates outside each of Kenworth’s, Peterbilt’s and DAF’s primary markets. The decision to operate as a subsidiary or as a division is incidental to Truck Segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2007. PACCAR’s share of that market was 26.4% of retail sales in 2007. In Europe there were five other principal competitors in the commercial vehicle market in 2007, including parent companies to two competitors of PACCAR in the United States. In 2007, PACCAR’s subsidiary DAF had a 13.9% share of the Western and Central European heavy-duty market and a 8.3% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products through other wholly-owned finance companies in Mexico, Canada, Australia, the United Kingdom, and thirteen other countries in Europe. PACCAR also conducts full-service leasing operations through wholly-owned subsidiaries in Canada, Mexico, and Germany.

PACCAR’s common stock is traded on the NASDAQ Global Select Market under the symbol PCAR. PACCAR and the Company are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the Securities and Exchange Commission (the “Commission”). All reports, proxy statements and other information filed by PACCAR and the Company with the Commission may be inspected and copied at the public reference facility maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549 or through the Commission’s internet site at www.sec.gov.

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

The Company conducts business with most PACCAR dealers in the United States. The volume of the Company’s business is significantly affected by PACCAR’s sales of trucks to its dealers and competition from other financing sources.

As of December 31, 2007, the Company employed 296 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

RISK FACTORS

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results, including:

Sales of PACCAR Products

The Company’s business is substantially dependent upon the sale of PACCAR products and its ability to offer competitive financing in the United States. Changes in the volume of sales of PACCAR products due to a variety of reasons could impact the level of business of the Company. Refer to the “Relationships with PACCAR and Affiliates” section in this Business section and Note D – Transactions with PACCAR and Affiliates for further discussion regarding the Company’s relationship with PACCAR.

Credit Risk

Credit risk, including counterparty credit risk in derivative transactions, is the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of any contract with the Company or otherwise fail to perform as agreed. The Company may be exposed to a greater credit risk in periods of adverse economic conditions, such as high interest rates and diesel prices, combined with a decline in freight demand, since it becomes more difficult for customers and dealers to perform as agreed and could also cause a decrease in the value of the Company’s collateral. Refer to Note E – Derivative Financial Instruments for further discussion regarding the Company’s exposure to this risk.

Residual Value Risk

Residual value risk is the risk that the estimated residual value of leased assets at lease origination, for the Company’s operating leases and certain direct financing leases, will not be recoverable. When the market value of these leased assets at contract maturity is less than its contractual residual value, the equipment will be returned and there is a greater risk of loss on the sales of the returned equipment. Refer to the Critical Accounting Policy on “Equipment on Operating Leases” in the MD&A section for further discussion regarding the Company’s exposure to this risk.

Market Risk

Market risk is the risk that changes in market interest rates, liquidity or prices will negatively impact the Company’s income and capital structure. Policies governing market risk exposure are established and periodically reviewed by the Company’s senior management. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding the Company’s exposure to this risk.

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

Direct Financing Leases The Company offers direct financing lease contracts where it is treated as the owner of the equipment for tax purposes and generally retains the tax depreciation (“Direct Financing Leases”). The lessee is responsible for the payment of property and sales taxes, licenses, maintenance and other operating costs. The lessee is obligated to maintain the equipment and to insure the equipment against casualty and liability losses.

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

The Company offers the following products to PACCAR dealers and PacLease franchisees:

Master Notes Master note contracts (“Master Notes”) are offered to select dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks which meet the Company’s requirement as to form, terms and creditworthiness for Retail Contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer. Master Notes have fixed or floating interest rates.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements with any one party (customers, dealers and/or franchises) that account for 10% or more of total Interest and Other Revenue or Finance and Lease Receivables for the periods ended December 31, 2007, 2006 and 2005.

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

REGULATION AND SIMILAR MATTERS

In certain states, the Company is subject to retail installment sales or installment loan statutes and related regulations, the terms of which vary from state to state. These laws may require the Company to be licensed as a sales finance company and may regulate disclosure of finance charges and other terms of retail installment contracts. The Company is subject to substantive state franchise regulations and federal and state uniform franchise disclosure laws in connection with the offering of PacLease full-service truck leasing and rental franchises to PACCAR truck dealers. The Company also owns and operates several truck leasing and rental business locations, which are subject to applicable state licensing laws. The Company is subject to state insurance regulations in connection with its licensed insurance salesmen. The Company is also subject to certain provisions of federal law relating to non-discrimination in the granting of credit.

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

To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are primarily funded with fixed and floating rate medium-term notes and commercial paper. Interest rate swaps are combined with commercial paper or floating rate medium-term notes to convert floating rate debt to fixed rate debt. Floating rate assets are funded primarily with commercial paper with maturities of three months or less and floating rate medium-term notes. As a result, the Company’s interest margin on existing business does not change significantly due to changes in interest rates.

The Company enters into interest rate swap contracts to achieve its matched funding objectives and to reduce total borrowing costs relative to its primary borrowing sources – commercial paper and medium-term notes. Fixed rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. As of December 31, 2007, the total notional principal amount of interest rate swap contracts outstanding was $2,894.3, all of which result in a fixed rate payment obligation. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. Management believes the risk of incurring such losses is remote and any losses would not be significant. The permitted types of interest rate swap contracts, their transaction limits and related approval authorizations have been established by the Company’s senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company’s senior management.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $2,700.0 at December 31, 2007. Of this amount, $1,700.0 expires in June 2008 and $1,000.0 expires in June 2012. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Of the credit facilities, $1,780.5 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates. Of the remaining $919.5, $432.0 is only available for use by PACCAR’s Canadian subsidiaries, $350.0 is only available for use by PACCAR’s Mexican financial subsidiary, and $137.5 is only available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2007 and 2006.

As of December 31, 2007, the Company had $2,625.0 of medium-term notes outstanding under two shelf registration statements, of which $500.0 are due within 12 months. See “Note F – Borrowings” in the Notes to Financial Statements for further information on medium-term notes.

An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company’s medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of its financing business. The Company receives administrative support from and pays dividends to PFSC and may occasionally borrow funds from or lend money to PACCAR and/or its affiliates. The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two facilities owned by PACCAR and five facilities leased by PACCAR. Since the directors of the Company are all executives of PACCAR and PACCAR is the sole owner of PFSC’s outstanding voting common stock, PACCAR can determine the course of the Company’s business.

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

The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR.  There was a total of $371.2 in loans outstanding to foreign affiliates operating in the Netherlands, Mexico and Canada at December 31, 2007. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. As of December 31, 2007, PFSC employed 175 full-time employees, none of whom are represented by a collective bargaining agent. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio was met for the years ended December 31, 2007, 2006 and 2005 without assistance. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

OTHER DISCLOSURES

The Company’s filings on Form 10-K, 10-Q and 8-K and any amendments to those reports can be obtained through a link on the Company’s website, www.paccarfinancial.com, or PACCAR Inc’s website, www.paccar.com, free of charge as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the websites is not incorporated by reference into this report.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 106th Avenue N.E., Bellevue, Washington 98004. The Company owns two full-service leasing facilities in Texas.

Other offices and leasing facilities of the Company are located in leased premises including two facilities owned by PACCAR and five facilities leased by PACCAR. The Company considers all its properties to be suitable for their intended purpose. Annual lease rentals for these premises in the aggregate are not material in relation to expenses as a whole.

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

Dividends in the amount of $24.0, $30.0 and $70.0 were declared and paid to PFSC in 2007, 2006 and 2005, respectively.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 6.        SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company. The information with respect to each of the five years in the period ended December 31, 2007 has been derived from the Company’s audited financial statements.

Balance Sheet Data

	As of December 31
	2007	2006	2005	2004	2003

Total Assets	$5,507.6	$5,508.3	$4,778.7	$3,970.7	$3,473.3
Total Liabilities	4,683.0	4,727.3	4,066.1	3,295.6	2,834.8
Total Stockholder’s Equity	824.6	781.0	712.6	675.1	638.5

Income Statement Data

	Year ended December 31
	2007		2006		2005		2004		2003
Total interest and other revenue	$573.0		$509.6		$409.3		$320.9		$285.0

Total expenses	439.6		373.3		289.3		209.5		206.9

Income before income taxes	133.4		136.3		120.0		111.4		78.1

Income taxes	51.1		51.8		46.0		42.2		30.8

Net income	$82.3		$84.5		$74.0		$69.2		$47.3

Ratio of Earnings to Fixed Charges Pursuant to SEC Reporting Requirements (1)	1.67	x	1.82	x	2.17	x	2.61	x	1.98	x

Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	2.11	x	2.30	x	2.83	x	3.26	x	2.33	x

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

PACCAR Financial Corp.

(Millions of Dollors)

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Millions of Dollars)

Results of Operations

	Year ended December 31
	2007	2006	2005
Average earning assets (including operating leases)	$5,240.1	$4,881.5	$4,121.6
Interest and other revenue	573.0	509.6	409.3
Income before taxes	133.4	136.3	120.0
Net income	82.3	84.5	74.0

Allowance for Losses:
Balance at beginning of year	$86.9	$77.3	$67.1
Provision for losses	24.4	14.9	14.2
Credit losses	(20.7)	(8.4)	(7.3)
Recoveries	2.0	3.1	3.3
Balance at end of year	$92.6	$86.9	$77.3

Ratios:
Credit losses net of recoveries ($18.7 in 2007) to average total portfolio ($4,780.5 in 2007)	.39%	.12%	.11%

Allowance for losses ($92.6 in 2007) to year-end total portfolio ($4,642.9 in 2007)	1.99%	1.73%	1.80%

Year-end retail loan and lease receivables past due, over 30 days, ($109.0 in 2007) to year-end retail loan and lease receivables ($3,887.3 in 2007)	2.80%	.91%	.86%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	As of December 31
	2007		2006		2005
Retail loans	$2,667.8	57%	$2,798.4	56%	$2,481.8	58%
Retail leases	1,219.5	27%	1,203.9	24%	977.3	23%
Dealer wholesale financing	454.0	10%	716.4	14%	626.9	14%
Dealer master notes	301.6	6%	301.5	6%	206.0	5%
Total portfolio	$4,642.9	100%	$5,020.2	100%	$4,292.0	100%

In 2007, an economic slowdown affecting industries such as residential construction together with generally lower freight demand and high fuel costs have resulted in increases in past due receivables and credit losses as certain truck owners have experienced diminished operating profits and cashflows that have decreased some customers ability to make timely payments.

PACCAR Financial Corp.

(Millions of Dollars)

In 2007, credit losses increased to $20.7 compared to $8.4 and $7.3 in 2006 and 2005, respectively, as a result of an increase in repossession activity. As a percentage of the total portfolio, net credit losses increased for the year ended December 2007 to .39% compared to .12% and .11% at December 2006 and 2005, respectively.   A slowness in customers making timely payments resulted in year-end retail loan and lease receivables past due over 30 days to increase to 2.80% at December 31, 2007 compared to .91% and .86% at December 31, 2006 and 2005, respectively.  The allowance for losses as a percentage of the total portfolio increased to 1.99% at December 31, 2007 as a result of the increases in past due accounts and credit losses.  See “Critical Accounting Policies, Note A – Significant Accounting Policies, and Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

In 2007, recoveries of accounts previously written off of $2.0 decreased from $3.1 and $3.3 in 2006 and 2005, respectively. This was primarily due to lower credit losses experienced in prior years.

Dealer wholesale financing balances decreased in 2007 to $454.0 at December 2007 compared to $716.4 and $626.9 at December 2006 and 2005, respectively, as dealer new truck inventory balances decreased due to the slowness in the new truck market.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied and are discussed further under Critical Accounting Policies. There have been no significant changes in customer contract terms during the periods.

2007 Compared to 2006:

The Company’s net income of $82.3 in 2007 decreased from $84.5 in 2006.  The increased finance gross profit (revenues minus borrowing, depreciation and other rental expenses) generated from an increase in average earning assets in 2007 was offset by an increase in the provision for losses on receivables ($14.9 in 2006 versus $24.4 in 2007) due to higher credit losses and an increase in insurance claims. Interest and fee income in 2007 increased $44.0 to $366.9 from $322.9 in 2006.  Higher earning assets and higher interest rates contributed $28.4 and $15.6, respectively, to the increase.  Operating lease and rental income, and the related depreciation and other rental expenses for 2007 increased due to higher average balances of operating lease assets.

Interest and other borrowing expenses in 2007 increased $34.2 to $203.0 from $168.8 in 2006.  Higher average debt balances contributed $13.4 and higher interest rates contributed $20.8 to the increase. The Company’s effective income tax rate of 38.3% in 2007 was comparable to 2006.

2006 Compared to 2005:

The Company’s net income of $84.5 in 2006 increased 14% from $74.0 in 2005. The profit improvement primarily resulted from an increased finance gross profit (revenues minus borrowing, lease and insurance expenses). Interest and fee income increased to $322.9 from $248.6 in 2005 due to higher earning assets and higher interest rates. Higher earning assets and higher interest rates contributed $49.2 and $25.1, respectively, to the increase. Average earning assets increased due to higher new loan and lease volume from increased PACCAR truck production.

Interest and other borrowing expenses increased to $168.8 in 2006 due to an increase in average debt balances and higher interest rates. Higher average debt balances contributed $29.1 and higher interest rates contributed $33.3 to the increase.  Depreciation and other operating lease and rental expenses increased 11% to $109.7 in 2006 from $98.7 in 2005 primarily due to continued growth in operating lease assets. The provision for losses in 2006 of $14.9 increased slightly from the $14.2 in 2005, reflecting the impact of a growing portfolio and higher credit losses. The Company’s 2006 income tax rate of 38.0% was comparable to 2005.

PACCAR Financial Corp.

(Millions of Dollors)

Company Outlook

The future profitability of the Company is principally dependent on the generation of new business volume and the related spread between the asset yields and the borrowing costs on new business, as well as the level of credit losses experienced. Assets are not likely to increase until the new truck market recovers. The Company is exposed to reduced liquidity in the capital markets but does not anticipate the impact of reduced liquidity to materially impact its ability to generate new business volume. The Company continues to be exposed to the risk that serious economic weakness and higher fuel costs may continue to exert negative pressure on the profit margins of truck operators and result in higher past-due accounts and increased repossessions.

Funding and Liquidity

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2006, the Company filed a new shelf registration statement. The registration expires in 2009 and does not limit the principal amount of debt securities that may be issued during the period.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. During 2007, the Company’s credit ratings enabled it to meet its funding requirements despite a disturbance in certain credit markets during the second half of the year. The Company believes it will be able to fund receivables, service debt and pay dividends through internally generated funds, and access to public and private debt markets.

The Company’s debt ratings at December 31, 2007 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and substantial financial assets. Access to financing at competitive rates would be negatively impacted by a downgrade in these credit ratings.

The following summarizes the Company’s contractual cash commitments at December 31, 2007:

	Maturity
	Less than One Year	More than One Year	Total
Borrowings	$1,953.7	$2,125.0	$4,078.7
Operating Leases	.7	.9	1.6
Total	$1,954.4	$2,125.9	$4,080.3

As described in Note F to the financial statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $144.8 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

PACCAR Financial Corp.

(Millions of Dollors)

Critical Accounting Policies:

In the preparation of the Company’s financial statements, in accordance with U.S. generally accepted accounting principles, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. The following are accounting policies which, in the opinion of management, are particularly sensitive and which, if actual results are different, may have a material impact on the financial statements.

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

Allowance for Credit Losses

The Company determines the allowance for credit losses on its retail loan and lease, wholesale and master note portfolios based on a combination of historical information and current market conditions. This analysis is dependent on estimates, including assumptions regarding collectibility of past-due accounts, repossession rates and the recovery rate on the underlying collateral. Loss estimates have been established from historical collection and loss information using past due account data which has demonstrated a correlation to future credit losses.

The Company individually evaluates bankrupt accounts, accounts which have significant amounts past due and other large current accounts with higher risk ($134.0 million at December 31, 2007 or 3.4% of the total outstanding retail loan and lease receivables). It evaluates all other customers as a group based on past due categories (i.e., 90+, 60-90, 30-59 and less than 30 days past due), as well as current account balances. The Company has developed a range of specific loss estimates for each of its retail, wholesale and dealer master note portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. Loss estimates at December 31, 2007 range from less than 1% on current accounts to 30% on certain accounts over 90 days past due. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions, including diesel prices, freight tonnage trends, interest rates and other factors representing leading indicators impacting the creditworthiness of our borrowers and their ability to repay. The Company further considers the impact of dealer recourse, cash recoveries and used equipment collateral recoveries. The projected amount is then compared to the balance in the allowance and appropriate adjustments are made.

Although certain retail contracts acquired from dealers include full or partial dealer recourse for the credit loss, this is a minor and decreasing component of the portfolio (5% of the retail portfolio at December 31, 2007). For wholesale and dealer master note portfolios, dealer recourse is present in substantially all the loan arrangements. Cash recoveries and used equipment collateral recoveries generally vary with market conditions.

PACCAR Financial Corp

(Millions of Dollars)

Forward Looking Statements

Certain information presented in this Form 10-K contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in costs and insufficient liquidity in the capital markets and availability of other funding sources; and legislation and governmental regulation.

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

The following is a sensitivity analysis for the Company’s assets and liabilities that have interest rate risk. The gains or losses in the table represent the changes in the financial instruments’ fair values that would result from a 100 basis point increase from the current market rate at December 31, 2007 and 2006.

Fair Value Gains (Losses)	Year ended December 31
(Millions of Dollars)	2007	2006

Assets
Fixed rate loans	$(44.3)	$(42.6)

Liabilities
Interest rate swaps related to debt	41.6	44.3

Total	$(2.7)	$1.7

The Company’s debt as of December 31, 2007 and 2006 consists of commercial paper and floating rate medium-term notes.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under Item 15, “Exhibits, Financial Statement Schedules” are included following this page.

PACCAR Financial Corp.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Financial Services Corporation and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Financial Services Corporation) as of December 31, 2007 and 2006, and the related statements of income, cash flows, stockholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington
February 14, 2008

PACCAR Financial Corp.

STATEMENTS OF INCOME

(Millions of Dollars)

	Year ended December 31
	2007	2006	2005

Interest and fee income	$366.9	$322.9	$248.6
Operating lease and rental income	150.7	135.2	120.1
Insurance premiums and other revenue	55.4	51.5	40.6
TOTAL INTEREST AND OTHER REVENUE	$573.0	$509.6	$409.3

Interest and other borrowing expenses	203.0	168.8	106.4
Depreciation and other rental expenses	121.8	109.7	98.7
Insurance claims and other expenses	37.5	29.6	22.7
Selling, general and administrative expenses	52.9	50.3	47.3
Provision for losses on receivables	24.4	14.9	14.2
TOTAL EXPENSES	$439.6	$373.3	$289.3

INCOME BEFORE INCOME TAXES	$133.4	$136.3	$120.0

Income taxes	51.1	51.8	46.0

NET INCOME	$82.3	$84.5	$74.0

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)

	As of December 31
	2007	2006

ASSETS

Cash	$25.6	$13.9
Finance and other receivables, net of allowance for losses (2007 - $92.6 and 2006 - $86.9)	4,550.3	4,933.3
Due from PACCAR Inc and affiliates	402.8	14.6
Equipment on operating leases, net of depreciation (2007 - $189.2 and 2006 - $151.1)	475.5	461.4
Other assets	53.4	85.1

TOTAL ASSETS	$5,507.6	$5,508.3

LIABILITIES

Accounts payable, accrued expenses and other	$239.3	$218.5
Due to PACCAR Inc and affiliates	10.1	46.4
Commercial paper	1,453.7	2,081.1
Medium-term notes	2,625.0	2,050.0
Income taxes – current and deferred	354.9	331.3

TOTAL LIABILITIES	$4,683.0	$4,727.3

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	215.1	192.4
Retained earnings	590.3	532.0
Accumulated other comprehensive (loss) income	(26.3)	11.1

TOTAL STOCKHOLDER’S EQUITY	$824.6	$781.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,507.6	$5,508.3

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2007	2006	2005

OPERATING ACTIVITIES

Net income	$82.3	$84.5	$74.0
Items included in net income not affecting cash:
Depreciation and amortization	94.5	84.8	73.8
Provision for losses on receivables	24.4	14.9	14.2
Increase (decrease) deferred tax liability	32.0	39.1	(.2)
Administrative fees for services from PFSC	22.7	22.4	19.3
(Decrease) increase in payables and other	(17.4)	(13.9)	27.0

NET CASH PROVIDED BY OPERATING ACTIVITIES	238.5	231.8	208.1

INVESTING ACTIVITIES

Finance and other receivables originated	(1,665.5)	(2,286.7)	(1,980.6)
Collections on finance and other receivables	1,720.3	1,727.2	1,428.6
Net decrease (increase) in wholesale receivables	262.4	(89.5)	(253.3)
Net (increase) decrease in due from loans and leases from PACCAR Inc and affiliates	(384.5)	35.7	79.0
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(159.1)	(177.7)	(165.9)
Proceeds from disposal of equipment	74.3	66.4	35.5
Other	13.2	(19.1)	(4.6)

NET CASH USED IN INVESTING ACTIVITIES	(138.9)	(743.7)	(861.3)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper	(627.4)	275.5	754.8
Proceeds from medium-term notes	825.0	1,500.0	550.0
Payments of medium-term notes	(250.0)	(1,250.0)	(580.0)
Dividends paid	(24.0)	(30.0)	(70.0)
Payment of advances (to) from PACCAR Inc	(11.5)	11.3	(.8)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(87.9)	506.8	654.0

NET INCREASE (DECREASE) IN CASH	11.7	(5.1)	.8

CASH AT BEGINNING OF YEAR	13.9	19.0	18.2

CASH AT END OF YEAR	$25.6	$13.9	$19.0

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2007	2006	2005

PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	192.4	170.0	150.7
Investments from PACCAR Financial Services Corporation	22.7	22.4	19.3
Balance at end of year	215.1	192.4	170.0

RETAINED EARNINGS

Balance at beginning of year	532.0	477.5	473.5
Net income	82.3	84.5	74.0
Dividends paid	(24.0)	(30.0)	(70.0)
Balance at end of year	590.3	532.0	477.5

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of year	11.1	19.6	5.4
Net unrealized (loss) gain	(37.4)	(8.5)	14.2
Balance at end of year	(26.3)	11.1	19.6

TOTAL STOCKHOLDER’S EQUITY	$824.6	$781.0	$712.6

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	Year ended December 31
	2007	2006	2005

Net income	$82.3	$84.5	$74.0
Other comprehensive income, net of tax
Unrealized net (loss) gain on derivative contracts	(37.4)	(8.5)	14.2
Net other comprehensive (loss) income	(37.4)	(8.5)	14.2

TOTAL COMPREHENSIVE INCOME	$44.9	$76.0	$88.2

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

Reclassifications: Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

New Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007 with no material effect on the Company’s financial statements. See Note H for further information concerning income taxes.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value and expands disclosures about fair value measurements and is effective January 1, 2008. Adoption of FAS 157 is not expected to have a material effect on the Company’s financial statements.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This Statement, which is effective January 1, 2008 for the Company, permits entities to measure most financial instruments at fair value if desired and requires that unrealized gains and losses on items for which the option has been elected to be reported in earnings. The Company does not expect the adoption of FAS 159 to have a material effect on its financial statements.

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

The Company’s finance and other receivables are as follows:

	Year ended December 31
	2007	2006
Retail contracts and loans due within:
One year	$1,059.6	$1,109.3
Two years	733.3	719.7
Three years	585.7	590.9
Four years	367.7	394.1
Five years	159.9	189.1
Six years and beyond	17.6	30.6
	2,923.8	3,033.7

Wholesale financing	454.0	716.4
Direct financing leases (including unguaranteed residual values of $42.8 in 2007 and $38.0 in 2006)	1,411.5	1,399.8
Interest and other receivables	45.6	66.2
Unearned interest on direct financing leases	(192.0)	(195.9)

	4,642.9	5,020.2

Less allowance for losses	(92.6)	(86.9)

Finance and other receivables	$4,550.3	$4,933.3

Future minimum lease payments on direct financing leases totaled $1,368.7 at December 31, 2007 and are due as follows: $335.7 in 2008; $334.5 in 2009; $288.6 in 2010; $215.4 in 2011; $116.7 in 2012 and $77.8 in 2013 and beyond.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The allowance for losses on finance and other receivables is summarized as follows:

	Year ended December 31
	2007	2006

Balance at beginning of year	$86.9	$77.3
Provision for losses	24.4	14.9
Credit losses, net of recoveries	(18.7)	(5.3)

Balance at end of year	$92.6	$86.9

At December 31, 2007 and 2006, the recorded investments in retail contracts and loans that were considered to be impaired were $101.3 and $21.5, respectively. Included in the allowance for losses were specific reserves of $15.2 and $3.6 on these impaired retail contracts and loans. The average recorded investment in impaired retail contracts and loans during the years ended December 31, 2007, 2006 and 2005, was $53.0, $17.9 and $19.6, respectively. The Company recognized interest income of $2.2, $.6 and $.5 for the years ended December 31, 2007, 2006 and 2005, respectively, on those impaired retail contracts and loans, all of which were recognized in income upon receipt of cash.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination generally range from 24 to 72 months. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2008 of $207.5 are due as follows: $95.1 in 2008; $61.6 in 2009; $34.3 in 2010; $14.9 in 2011 and $1.6 in 2012. Depreciation expense related to equipment on operating leases was $89.2, $78.1, and $67.1 in 2007, 2006 and 2005, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2007, 2006 and 2005 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges similar to the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $22.7, $22.4 and $19.3 in 2007, 2006, and 2005, respectively, were charged to the Company. PFSC recognizes these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital.

Dividends in the amount of $24.0, $30.0 and $70.0 were declared and paid in 2007, 2006 and 2005, respectively.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two facilities owned by PACCAR and five facilities leased by PACCAR.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan and an unfunded post-retirement medical and life insurance plan, both sponsored by PACCAR. The assets and liabilities of these plans are reflected on the balance sheets of PACCAR. PACCAR contributes to the plans and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses charged to the Company by PACCAR for the defined benefit pension plan and the unfunded post-retirement medical and life insurance plan were $1.7, $1.7 and $1.1 for years 2007, 2006 and 2005, respectively.

Company employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses incurred by the Company for the defined contribution plan benefits were $1.2, $1.1 and $1.1 for years 2007, 2006 and 2005, respectively.

Expenses for the defined benefit pension plan, the unfunded post-retirement medical and life insurance plan and the defined contribution plan are included in selling, general and administrative expenses.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limits is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future. There was a total of $371.2 in loans outstanding to foreign affiliates operating in The Netherlands, Mexico and Canada at December 31, 2007. There were no loans outstanding to foreign affiliates at December 31, 2006.

The Company provides direct financing leases to a certain dealer location owned directly by an affiliate of PACCAR.

Amounts outstanding at December 31, 2007 are summarized below:

Due from PACCAR Inc and affiliates	December 31 2007	December 31 2006
Loans due from PACCAR Inc	$11.5	$14.4
Loans due from affiliates	371.2
Direct financing leases due from affiliate	16.2
Receivables	3.9	.2
Total	$402.8	$14.6

Due to PACCAR Inc and affiliates
Loans to PACCAR Inc	$	$11.5
Payables	10.1	34.9
Total	$10.1	$46.4

PACCAR has issued letters of credit as of December 31, 2007 in the amount of $4.9 on behalf of the Company to guarantee funds for payment to insured franchises and their customers for any future insurance losses.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used as hedges to manage exposures to fluctuations in interest rates. The Company’s policies prohibit the use of derivatives for speculation or trading. The Company documents its hedge objectives, procedures and accounting treatment at the inception of and during the term of each hedge. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default, and the Company had no material exposures to default at December 31, 2007.

The Company enters into interest-rate contracts, including cap agreements. Interest-rate contracts generally involve the exchange of fixed and floating rate interest payments. These contracts are used to manage exposures to fluctuation in interest rates. Net amounts paid or received are reflected as adjustments to interest expense. At December 31, 2007, the Company had 174 interest-rate swaps and one interest-rate cap agreement outstanding. The notional amount of these contracts totaled $2,894.3 with amounts expiring annually over the next six years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. The total fair value of all interest-rate contracts amounted to an asset of $1.5 and a liability of $44.2 at December 31, 2007. Fair values at December 31, 2006 amounted to an asset of $21.8 and a liability of $3.9.

Notional maturities for all interest-rate contracts for the five years beginning January 1, 2008, are $868.0, $997.3, $719.0, $269.5, and $40.5 in year 2012. These contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Derivative assets are included in the consolidated balance sheets in “Other assets.” Derivative liabilities are included in “Accounts payable, accrued expenses and other.”

All of the Company’s interest-rate contracts have been designated as cash flow hedges. The Company uses regression and the change in variable cash flows method to assess and measure effectiveness of interest-rate contracts. Gains or losses on the effective portion of derivatives designated and qualifying as cash flow hedges that arise from changes in fair value are initially reported in other comprehensive income. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for each of the three years ended December 31, 2007.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses for interest-rate contracts are recognized as an adjustment to interest expense. Of the accumulated net loss included in other comprehensive income as of December 31, 2007, $6.9, net of tax, is expected to be reclassified to interest expense in 2008. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE F – BORROWINGS

Borrowings are summarized as follows:

	Effective	As of December 31,
	Rate*	2007	2006

Commercial paper	4.36%	$1,453.7	$2,081.1
Floating rate medium-term notes	5.08%	2,625.0	2,050.0
Total	4.82%	$4,078.7	$4,131.1

*The effective rate is the weighted average rate as of December 31, 2007 and includes the effects of interest rate swap agreements.

Interest expense on borrowings amounted to $199.0, $163.9, and $101.2 for 2007, 2006 and 2005, respectively.

Cash paid for interest was $192.8 in 2007, $162.4 in 2006, and $106.1 in 2005.

Principal amounts of medium-term notes due over the next five years beginning January 1, 2008 are $500.0 in 2008, $1,550.0 in 2009, and $575.0 in 2010.

As of December 31, 2007, the Company has outstanding $300.0 of extendible floating rate medium-term notes. These extendible notes had an initial maturity of 13 months, which could be extended at the investor’s option to a final maturity of five years. During 2007, the options were not extended; therefore, the final maturities will occur within one year. The interest rate adjustment to LIBOR on the notes increases each year by a nominal, predetermined amount. These extendible medium-term notes are included in the $500.0 principal amount due in 2008.

NOTE G – CREDIT ARRANGEMENTS

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $2,700.0 at December 31, 2007. Of this amount, $1,700.0 expires in June 2008 and $1,000.0 expires in June 2012. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Of the facilities, $1,780.5 is available for use by the Company and/or PACCAR and certain other PACCAR affiliates. Of the remaining $919.5, $432.0 is only available for use by PACCAR’s Canadian subsidiaries, $350.0 is only available for use by PACCAR’s Mexican financial subsidiary, and $137.5 is only available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2007 and 2006.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE H – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31
	2007	2006	2005

Current provision
Federal	$17.3	$12.3	$44.0
State	1.8	.4	2.2
	19.1	12.7	46.2

Deferred provision (benefit)	32.0	39.1	(.2)

	$51.1	$51.8	$46.0

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2007	2006	2005

Tax at the statutory rate of 35%	$46.7	$47.7	$42.0
Effect of state income taxes	4.3	4.4	3.9
Other	.1	(.3)	.1
	$51.1	$51.8	$46.0

Cash paid for income taxes was $4.4 in 2007, $18.9 in 2006 and $32.7 in 2005.

Deferred income tax assets and liabilities consisted of the following:

	As of December 31
	2007	2006
Deferred tax liability:
Asset capitalization and depreciation	$406.9	$370.6
Other	1.6	9.5

Deferred tax assets:
Allowance for losses on receivables	(35.4)	(33.3)
Other	(30.2)	(12.8)

Net deferred tax liability	$342.9	$334.0

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

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

Accounts Payable, Accrued Expenses and Other: Carrying amounts approximate fair value and have been excluded from the accompanying table.

Fixed rate loans that are not carried at approximate fair value are as follows:

	As of December 31
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate loans	$2,596.7	$2,576.1	$2,580.6	$2,520.0

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE J – STOCKHOLDER’S EQUITY

Preferred Stock

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income (loss) with the related tax effects are as follows:

	Pretax Amount	Tax Effect	Net Amount

2007

Other comprehensive income:
Net holding loss on derivative contracts	$(44.6)	$17.1	$(27.5)
Reclassification adjustment	(16.0)	6.1	(9.9)
Net other comprehensive (loss) income	$(60.6)	$23.2	$(37.4)

2006

Other comprehensive income:
Net holding gain on derivative contracts	$4.1	$(1.6)	$2.5
Reclassification adjustment	(17.9)	6.9	(11.0)
Net other comprehensive (loss) income	$(13.8)	$5.3	$(8.5)

2005

Other comprehensive income:
Net holding gain on derivative contracts	$24.3	$(9.3)	$15.0
Reclassification adjustment	(1.3)	.5	(.8)
Net other comprehensive income (loss)	$23.0	$(8.8)	$14.2

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE K – QUARTERLY RESULTS (Unaudited)

	QUARTER
	First	Second	Third	Fourth

2007

Interest and other revenue	$139.3	$144.2	$147.3	$142.2
Income before income taxes	33.1	33.5	36.6	30.2
Net income	20.4	20.7	22.6	18.6

2006

Interest and other revenue	$116.0	$124.0	$131.3	$138.3
Income before income taxes	32.1	34.5	34.8	34.9
Net income	19.8	21.3	21.5	21.9

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole. In addition, at December 31, 2007, the Company has loan and lease commitments of $144.8 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A & 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2007 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

        The management of the Company is responsible for establishing and maintaining satisfactory internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Management assessed the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

        This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

        Not applicable.

PACCAR Financial Corp.

(Millions of Dollars)

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $.5 and $.5 for 2007 and 2006, respectively.

Other Fees

The registrant has no audit-related, tax or other fees billed and/or paid during 2007 or 2006 for services provided by the principal accountant.

As a wholly-owned, indirect subsidiary of PACCAR Inc, audit and non-audit services provided by the Company’s external auditor are subject to PACCAR Inc’s Audit Committee pre-approval policies and procedures as described in the PACCAR Inc 2007 proxy statement. During the year ended December 31, 2007, all services provided by the external auditor were pre-approved by the PACCAR Inc Audit Committee.

PACCAR Financial Corp.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2007, 2006 and 2005

Balance Sheets – December 31, 2007 and 2006

Statements of Cash Flows – Years Ended December 31, 2007, 2006 and 2005

Statements of Stockholder’s Equity – Years Ended December 31, 2007, 2006 and 2005

Statements of Comprehensive Income – Years Ended December 31, 2007, 2006 and 2005

Notes to Financial Statements – December 31, 2007, 2006 and 2005

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

PACCAR Financial Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

By	/s/ Timothy M. Henebry
Timothy M. Henebry
President

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

	/s/ Mark C. Pigott	Chairman
Mark C. Pigott

(2)	Principal Financial Officer

	/s/ Michael A. Tembreull	Vice Chairman
Michael A. Tembreull

(3)	Principal Accounting Officer

	/s/ Nanette C. Anderson	Controller
Nanette C. Anderson

(4)	A Majority of the Board of Directors

	/s/ Timothy M. Henebry	.
Timothy M. Henebry

Ronald E. Armstrong*
Thomas E. Plimpton*

*By	/s/ Timothy M. Henebry
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

12	Statements re computation of ratios:

	(a)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2003 - 2007.

(b)

Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for each of the five years ended December 31, 2003 - 2007.

	(c)	Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years ended December 31, 2003 - 2007.

PACCAR Financial Corp.

EXHIBIT INDEX

23	Consent of Independent Registered Public Accounting Firm.

25	Power of attorney:

	(a)	Power of attorney of certain officers and directors.

31	Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Power of attorney of certain officers and directors.

	(b)	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Executive Officer.

	(c)	Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Financial Officer.

32	Section 1350 Certifications:

	(a)	Section 1350 Certifications - Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.