Form 10-Q
period 2008-03-31
PACCAR FINANCIAL CORP
filed 2008-05-02
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller-reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $100 par value—145,000 shares as of April 30, 2008

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2008	2007

Interest and fees	$83.9	$90.2
Operating lease and rental income	40.3	35.5
Insurance premiums and other	9.1	13.6

TOTAL INTEREST AND OTHER REVENUE	133.3	139.3

Interest and other borrowing expenses	45.8	50.4
Depreciation and other rental expenses	32.4	29.4
Insurance claims and other expenses	4.3	10.0
Selling, general and administrative expenses	13.4	12.4
Provision for losses on receivables	12.5	4.0

TOTAL EXPENSES	108.4	106.2

INCOME BEFORE INCOME TAXES	24.9	33.1

Income taxes	9.5	12.7

NET INCOME	15.4	20.4

RETAINED EARNINGS AT BEGINNING OF PERIOD	590.2	532.0

RETAINED EARNINGS AT END OF PERIOD	$605.6	$552.4

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets	March 31	December 31
(Millions of Dollars)	2008	2007*
	(Unaudited)
ASSETS

Cash	$20.8	$25.6
Finance and other receivables, net of allowance for losses (2008 - $92.6 and 2007 - $92.6)	4,326.9	4,550.3
Due from PACCAR Inc and affiliates	398.5	402.8
Equipment on operating leases, net of depreciation (2008 - $200.3 and 2007 - $189.2)	474.0	475.5
Other assets	74.7	53.4

TOTAL ASSETS	$5,294.9	$5,507.6

LIABILITIES

Accounts payable, accrued expenses and other	$262.1	$239.3
Due to PACCAR Inc and affiliates	12.1	10.1
Commercial paper	1,283.9	1,453.7
Medium-term notes	2,575.0	2,625.0
Income taxes – current and deferred	344.8	354.9

TOTAL LIABILITIES	$4,477.9	$4,683.0

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	223.5	215.1
Retained earnings	605.7	590.3
Accumulated other comprehensive loss	(57.7)	(26.3)

TOTAL STOCKHOLDER’S EQUITY	817.0	824.6

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,294.9	$5,507.6

*The December 31, 2007 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2008	2007

OPERATING ACTIVITIES

Net income	$15.4	$20.4
Items included in net income not affecting cash:
Depreciation and amortization	24.7	23.1
Provision for losses on receivables	12.5	4.0
Decrease in deferred tax liability	(3.1)	(.8)
Administrative fees for services from PFSC	8.4	7.5
Decrease in payables and other	(18.5)	(11.3)

NET CASH PROVIDED BY OPERATING ACTIVITIES	39.4	42.9

INVESTING ACTIVITIES

Finance and other receivables originated	(261.1)	(494.7)
Collections on finance and other receivables	431.6	390.3
Net decrease in wholesale receivables	30.6	20.0
Net decrease (increase) in loans and leases from PACCAR Inc and affiliates	4.2	(7.7)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(33.1)	(20.5)
Proceeds from disposal of equipment	15.4	21.8
Other	(12.7)	(8.6)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	174.9	(99.4)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper	(169.8)	203.6
Payments of medium-term notes	(50.0)	(150.0)
Advances from PACCAR Inc	.7	4.9

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(219.1)	58.5

NET (DECREASE) INCREASE IN CASH	(4.8)	2.0

CASH AT BEGINNING OF PERIOD	25.6	13.9

CASH AT END OF PERIOD	$20.8	$15.9

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)
(Millions of Dollars)

NOTE A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE B – Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2008 and full year 2007 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

There were no cash dividends declared or paid during the first quarter of 2008 and 2007.

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

Company employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses incurred by the Company for the defined contribution plan benefits are based on the actual contribution made on behalf of participating employees.

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

Amounts outstanding at March 31, 2008, including foreign finance affiliates operating in The Netherlands, Mexico, Canada and Australia, are summarized below:

	March 31 2008	December 31 2007
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$18.5	$11.5
Loans due from foreign finance affiliates	361.2	371.2
Direct financing leases due from affiliate	15.0	16.2
Receivables	3.8	3.9
Total	$398.5	$402.8

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$.7	$
Payables	11.4	10.1
Total	$12.1	$10.1

Amounts outstanding at December 31, 2007 include loans outstanding to foreign affiliates operating in The Netherlands, Mexico and Canada. The Company provides direct financing leases to a certain dealer location owned directly by an affiliate of PACCAR.

PACCAR has issued letters of credit as of March 31, 2008 in the amount of $4.9 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

NOTE C – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive (loss) income, net of related tax, were as follows:

	Three Months Ended
	March 31
	2008	2007
Net income	$15.4	$20.4
Other comprehensive income:
Unrealized net loss on derivative contracts	(31.4)	(6.7)
Total comprehensive (loss) income	$(16.0)	$13.7

The unrealized net loss on derivative contracts in the three months ended March 31, 2008 was due to a decrease in market interest rates causing a decrease in the fair value of the Company’s floating to fixed interest rate swap contracts.

Accumulated other comprehensive loss of $(57.7) and $(26.3) at March 31, 2008 and December 31, 2007, respectively, is comprised of the unrealized net loss on derivative contracts.

NOTE D – Fair Value Measurements

The Company adopted Statement No.157, Fair Value Measurements (FAS 157) effective January 1, 2008 with no effect on the financial statements. FAS 157 defines fair value and establishes a three-level hierarchy for measuring fair value of certain financial instruments based on the source of information used to determine fair value. FAS 157 also expands disclosures about fair value measurements. The hierarchy of fair value measurements is described below:

Level 1 – Valuations are based on quoted prices that the Company has the ability to obtain in actively traded markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market or exchange traded market, valuation of these instruments does not require a significant degree of judgment.

Level 2 – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are obtained from indirect market information that is significant to the overall fair value measurement and which require a significant degree of management judgment.

At March 31, 2008 the Company’s net liability related to interest rate derivatives totaled $93.4 and were the only instruments categorized as Level 2. There were no Level 1 or 3 assets or liabilities.

The Company’s derivative contracts consist of interest rate contracts. These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates and yield curves. These contracts are categorized as Level 2.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

The Company’s net income of $15.4 for the first quarter of 2008 decreased from $20.4 for the first quarter of 2007. Income before income taxes decreased $8.2 from $33.1 from the first quarter of 2007 to $24.9 in 2008 primarily as a result of an increase in the provision for losses on receivables due to higher credit losses. Interest and fees in the first quarter of 2008 decreased $6.3 to $83.9 from $90.2 in the first quarter of 2007. Lower earning assets, due to a decline in truck sales, contributed $9.7 to the first quarter decrease, partially offset by higher interest rates which contributed $3.4. Operating lease and rental income, and the related depreciation and other rental expenses for the first quarter of 2008 increased due to higher average operating lease assets. Insurance premiums and other decreased in the first quarter of 2008 due to fewer contracts in force.

Interest and other borrowing expenses decreased $4.6 for the first quarter of 2008 from the comparable period in 2007. Lower average debt balances contributed $3.1 and lower borrowing rates contributed $1.5 to the first quarter decrease. Insurance claims and other expenses decreased in the first quarter of 2008, from the comparable period in 2007, due to lower claims. The Company’s effective income tax rate of 38.2% for the first quarter of 2008 was comparable to the first quarter of 2007.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Three Months Ended	Three Months Ended	Year Ended
	March 31	March 31	December 31
	2008	2007	2007
Balance at beginning of period	$92.6	$86.9	$86.9
Provision for losses	12.5	4.0	24.4
Credit losses	(12.9)	(2.9)	(20.7)
Recoveries	.4	.5	2.0
Balance at end of period	$92.6	$88.5	$92.6

Ratios:

Credit losses net of recoveries ($12.5 in 2008) to average total portfolio ($4,378.8 in 2008) annualized at March 31, 2008 and 2007	1.15%	.20%	.39%

Allowance for losses ($92.6 in 2008) to period-end total portfolio ($4,419.5 in 2008)	2.10%	1.74%	1.99%

Period-end retail loan and lease receivables past due, over 30 days, ($93.1 in 2008) to period-end retail loan and lease receivables ($3,717.3 in 2008)	2.50%	1.03%	2.80%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry.  The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31		March 31		December 31
	2008		2007		2007
Retail loans	$2,542.9	58%	$2,892.4	57%	$2,667.8	57%
Retail leases	1,174.4	26%	1,216.3	24%	1,219.5	27%
Dealer wholesale financing	423.4	10%	696.4	14%	454.0	10%
Dealer master notes	278.8	6%	290.0	5%	301.6	6%
Total portfolio	$4,419.5	100%	$5,095.1	100%	$4,642.9	100%

In the first quarter of 2008, an economic slowdown together with higher fuel costs have resulted in increases in past due receivables and credit losses as certain truck owners have experienced diminished operating profits and cashflows which have decreased their ability to make timely payments. Credit losses net of recoveries for the first quarter of 2008 increased to $12.5 compared to $2.4 for the first quarter of 2007 as a result of an increase in repossession activity.  The percentage of retail loan and lease receivables past due over 30 days was 2.50% as of March 31, 2008 compared to 1.03% for the same period end in 2007. The allowance for losses as a percentage of the total portfolio increased to 2.10% at March 31, 2008 from 1.99% at year-end 2007 and 1.74% at March 31, 2007.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

Company Outlook

The profitability of the Company is principally dependent on the generation of new business volume and the related spread between the asset yields and the borrowing costs, as well as the level of credit losses experienced. Assets are not likely to increase until the new truck retail sales market recovers. The Company has the potential of being exposed to reduced liquidity in the capital markets but does not anticipate the impact of reduced liquidity to materially impact its ability to generate new business volume (see Funding and Liquidity below). The Company continues to be impacted by a slower economy. Higher fuel costs may continue to exert negative pressure on the profit margins of truck operators and result in higher past-due accounts and increased repossessions.

Funding and Liquidity

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In 2006, the Company filed a new shelf registration statement. The registration expires in 2009 and does not limit the principal amount of debt securities that may be issued during the period.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s credit ratings enabled it to meet its funding requirements despite continued disturbance in certain credit markets during the first quarter of 2008. The Company believes it will be able to fund receivables, service debt and pay dividends through internally generated funds, and access to public and private debt markets.

The Company’s debt ratings at March 31, 2008 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and substantial financial assets.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $2,700 at March 31, 2008. Of this amount, $1,700 expires in June 2008 and $1,000 expires in 2012. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $1,780.5 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $919.5 is allocated to the following subsidiaries: $432.0 is only available for use by PACCAR’s Canadian financial subsidiary, $350.0 is only available for use by PACCAR’s Mexican subsidiary, and $137.5 is only available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2008 and the year ended December 31, 2007.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s 2007 Annual Report on Form 10-K continues to be relevant.

Forward Looking Statements

Certain information presented in this Form 10-Q contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in costs, insufficient liquidity in the capital markets and availability of other funding sources; and legislation and governmental regulation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2008. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2007 Annual Report on Form 10-K.

ITEM 4 & 4T.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2008 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

For items 1 and 5, there was no reportable information during the three months ended March 31, 2008.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(A) and (B).

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2007 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2008.

ITEM 6.   EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 2, 2008	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President (Authorized Officer)

		By	/s/ Nanette C. Anderson
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

12            Statements re computation of ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2008 and 2007.

(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three month periods ended March 31, 2008 and 2007.

(c)	Computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the three month periods ended March 31, 2008 and 2007.

31            Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

32            Section 1350 Certifications:

(a)	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).