Form 10-Q
period 2008-06-30
PACCAR FINANCIAL CORP
filed 2008-08-01
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Common Stock, $100 par value—145,000 shares as of July 31, 2008

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings

(Unaudited) (Millions of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Interest and fees	$77.9	$92.9	$161.8	$183.1
Operating lease and rental income	42.0	36.8	82.3	72.3
Insurance premiums and other	7.4	14.5	16.5	28.1

TOTAL INTEREST AND OTHER REVENUE	127.3	144.2	260.6	283.5

Interest and other borrowing expenses	40.5	51.5	86.3	101.9
Depreciation and other rental expenses	34.5	29.9	66.9	59.3
Insurance claims and other expenses	3.2	10.7	7.5	20.7
Selling, general and administrative expenses	13.4	13.4	26.7	25.8
Provision for losses on receivables	18.2	5.2	30.7	9.2

TOTAL EXPENSES	109.8	110.7	218.1	216.9

INCOME BEFORE INCOME TAXES	17.5	33.5	42.5	66.6

Income taxes	6.7	12.8	16.3	25.5

NET INCOME	10.8	20.7	26.2	41.1

RETAINED EARNINGS AT BEGINNING OF PERIOD	605.7	552.4	590.3	532.0

RETAINED EARNINGS AT END OF PERIOD	$616.5	$573.1	$616.5	$573.1

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets	June 30	December 31
(Millions of Dollars)	2008	2007*
	(Unaudited)
ASSETS

Cash	$24.6	$25.6
Finance and other receivables, net of allowance for losses (2008 - $92.8 and 2007 - $92.6)	4,197.4	4,550.3
Due from PACCAR Inc and affiliates	361.7	402.8
Equipment on operating leases, net of depreciation (2008 - $206.3 and 2007 - $189.2)	503.3	475.5
Other assets	98.5	53.4

TOTAL ASSETS	$5,185.5	$5,507.6

LIABILITIES

Accounts payable, accrued expenses and other	$203.0	$239.3
Due to PACCAR Inc and affiliates	15.2	10.1
Commercial paper	1,029.7	1,453.7
Medium-term notes	2,720.0	2,625.0
Income taxes – current and deferred	352.6	354.9

TOTAL LIABILITIES	$4,320.5	$4,683.0

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	228.8	215.1
Retained earnings	616.5	590.3
Accumulated other comprehensive loss	(25.8)	(26.3)

TOTAL STOCKHOLDER’S EQUITY	865.0	824.6

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,185.5	$5,507.6

*The December 31, 2007 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

	Six Months Ended June 30
	2008	2007

OPERATING ACTIVITIES

Net income	$26.2	$41.1
Items included in net income not affecting cash:
Depreciation and amortization	50.3	46.3
Provision for losses on receivables	30.7	9.2
(Decrease) increase in deferred tax liability	(1.0)	4.3
Administrative fees for services from PFSC	13.7	12.4
Decrease in payables and other	(37.8)	(16.4)

NET CASH PROVIDED BY OPERATING ACTIVITIES	82.1	96.9

INVESTING ACTIVITIES

Finance and other receivables originated	(621.2)	(969.2)
Collections on finance and other receivables	868.1	800.1
Net decrease in wholesale receivables	52.7	84.8
Net decrease (increase) in loans and leases from PACCAR Inc and affiliates	41.0	(20.9)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(102.3)	(63.9)
Proceeds from disposal of equipment	25.9	37.6
Other	(19.0)	(9.3)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	245.2	(140.8)

FINANCING ACTIVITIES

Net decrease in commercial paper	(424.0)	(41.6)
Proceeds from medium-term notes	145.0	225.0
Payments of medium-term notes	(50.0)	(150.0)
Advances from PACCAR Inc	.7	6.3

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(328.3)	39.7

NET DECREASE IN CASH	(1.0)	(4.2)

CASH AT BEGINNING OF PERIOD	25.6	13.9

CASH AT END OF PERIOD	$24.6	$9.7

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

NOTE B – Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2008 and full year 2007 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

There were no cash dividends declared or paid during the first six months of 2008 and 2007.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from two additional facilities owned by PACCAR and five facilities leased by PACCAR.

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

Amounts outstanding at June 30, 2008, including foreign finance affiliates operating in The Netherlands, Mexico and Australia, are summarized below:

	June 30 2008	December 31 2007
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$22.6	$11.5
Loans due from foreign finance affiliates	321.5	371.2
Direct financing leases due from affiliate	13.8	16.2
Receivables	3.8	3.9
Total	$361.7	$402.8

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$.7	$
Payables	14.5	10.1
Total	$15.2	$10.1

Amounts outstanding at December 31, 2007 include loans outstanding to foreign affiliates operating in The Netherlands, Mexico and Canada. The Company provides direct financing leases to a certain dealer location operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of June 30, 2008 in the amount of $5.1 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

NOTE C – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income, net of related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2008	2007	2008	2007
Net income	$10.8	$20.7	$26.2	$41.1
Other comprehensive income:
Unrealized net gain on derivative contracts	31.9	8.8	.5	2.1
Total comprehensive income	$42.7	$29.5	$26.7	$43.2

The unrealized net gain on derivative contracts in the three months ended June 30, 2008 was due to an increase in market interest rates causing an increase in the fair value of the Company’s floating to fixed interest rate swap contracts.

Accumulated other comprehensive loss of $(25.8) and $(26.3) at June 30, 2008 and December 31, 2007, respectively, is comprised of the unrealized net loss on derivative contracts.

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

The Company’s derivative contracts consist of interest rate contracts. These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates and yield curves.  At June 30, 2008 the Company’s net liability related to these interest rate derivatives totaled $41.8 and were the only instruments categorized as Level 2. There were no Level 1 or 3 assets or liabilities.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

Net income

The Company’s net income was $10.8 for the second quarter of 2008 compared to $20.7 for the second quarter of 2007. Net income was $26.2 for the first six months of 2008 compared to $41.1 for the first six months of 2007. The lower net income was primarily the result of an increase in the provision for losses on receivables due to higher net credit losses and lower net interest margin from a decline in earning assets.

Revenue

Second quarter and first half 2008 interest and other revenue decreased $16.9 and $22.9, respectively. Both the second quarter and first half 2008 decreases were due to declines in interest and fee income of $15.0 and $21.3, respectively, and lower insurance premiums. These were partially offset by higher revenue from operating lease assets.

The following table summarizes the changes in interest and fee income:

	Three months ending June 30	Six months ending June 30

Interest and fee income - 2007	$92.9	$183.1

Lower average balances	(11.9)	(21.7)
Change in yield	(3.1)	0.4

Interest and fee income – 2008	$77.9	$161.8

Finance receivables declined due to lower new loan volume related to lower dealer truck sales. The reduction in average loan yields in the second quarter of 2008 was due to lower market interest rates.

Operating lease and rental income increased over the periods due to higher operating lease assets. Insurance premiums declined due to a change in underwriting policy that resulted in fewer contracts outstanding in 2008.

Expenses

Second quarter and first half 2008 interest and other borrowing expenses decreased $11.0 and $15.6, respectively. These decreases were due to lower average debt balances and lower borrowing rates as summarized in the table below:

	Three months ending June 30	Six months ending June 30

Interest and borrowing expenses - 2007	$51.5	$101.9

Lower average balances	(3.9)	(7.0)
Lower borrowing rates	(7.1)	(8.6)

Interest and borrowing expenses – 2008	$40.5	$86.3

The reduction in borrowing rates was due to lower market interest rates and the decline in average debt balances was due to a reduction in required funding levels.

Depreciation and other rental expenses increased in the second quarter and first half of 2008 from the comparable periods in 2007 due to an increase in operating lease assets.

Insurance claims and other expenses decreased in the second quarter and first half of 2008 from the comparable periods in 2007 as a result of fewer contracts outstanding.

Second quarter and first half 2008 provision for losses on receivables increased $13.0 and $21.5, respectively. These increases were due to higher net credit losses as a slowing economy and higher fuel prices negatively affected truck operators in the U.S.

The Company’s effective income tax rates of 38.3% for the second quarter and 38.4% for the first half of 2008 were comparable to the prior periods in 2007.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Six Months Ended	Six Months Ended	Year Ended
	June 30	June 30	December 31
	2008	2007	2007
Balance at beginning of period	$92.6	$86.9	$86.9
Provision for losses	30.7	9.2	24.4
Credit losses	(31.4)	(7.1)	(20.7)
Recoveries	.9	1.1	2.0
Balance at end of period	$92.8	$90.1	$92.6

Ratios:

Credit losses net of recoveries ($30.5 in 2008) to average total portfolio ($4,324.6 in 2008) annualized at June 30, 2008 and 2007	1.42%	.24%	.39%

Allowance for losses ($92.8 in 2008) to period-end total portfolio ($4,290.2 in 2008)	2.16%	1.77%	1.99%

Period-end retail loan and lease receivables past due, over 30 days, ($105.1 in 2008) to period-end retail loan and lease receivables ($3,654.5 in 2008)	2.88%	1.10%	2.80%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry.  The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30 2008		June 30 2007		December 31 2007
Retail loans	$2,480.3	58%	$2,895.0	57%	$2,667.8	57%
Retail leases	1,174.2	27%	1,246.0	25%	1,219.5	27%
Dealer wholesale financing	401.3	9%	631.6	12%	454.0	10%
Dealer master notes	234.4	6%	305.9	6%	301.6	6%
Total portfolio	$4,290.2	100%	$5,078.5	100%	$4,642.9	100%

In the first half of 2008, credit losses net of recoveries increased to $30.5 compared to $6.0 for the first six months of 2007.  An economic slowdown together with higher fuel costs have resulted in increases in past due receivables and credit losses as certain truck owners have experienced diminished operating profits and cashflows which have decreased their ability to make timely payments. The percentage of retail loan and lease receivables past due over 30 days was 2.88% as of June 30, 2008 compared to 2.80% at December 31, 2007 and 1.10% for the same period end in 2007. The allowance for losses as a percentage of the total portfolio increased to 2.16% at June 30, 2008 from 1.99% at year-end 2007 and 1.77% at June 30, 2007.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

Company Outlook

The profitability of the Company is principally dependent on the generation of new business volume and the related spread between asset yields and borrowing costs, as well as the level of credit losses experienced. Assets are not likely to increase until the new truck retail sales market recovers. The Company has the potential of being impacted by reduced liquidity in the capital markets but does not anticipate the impact of reduced market liquidity to materially impact its ability to generate new business volume (see Funding and Liquidity below). The Company continues to be impacted by a slower economy and higher fuel costs.  These factors may continue to exert negative pressure on the profit margins of truck operators resulting in higher past-due accounts and increased credit losses due to increased repossessions.

Funding and Liquidity

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In 2006, the Company filed a new shelf registration statement. The registration expires in 2009 and does not limit the principal amount of debt securities that may be issued during the period.

The Company’s investment grade credit ratings continue to provide access to capital markets at competitive interest rates. The Company’s credit ratings enabled it to meet its funding requirements despite continued disturbance in certain credit markets during the second quarter of 2008. The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, and access to public and private debt markets.

The Company’s debt ratings at June 30, 2008 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and substantial financial assets.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at June 30, 2008. Of this amount, $2,000 expires in June 2009 and $1,000 expires in 2012. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,040 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $960 is allocated to the following subsidiaries: $455 is only available for use by PACCAR’s Canadian financial subsidiary, $400 is only available for use by PACCAR’s Mexican subsidiary, and $105 is only available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2008 and the year ended December 31, 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2008. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2007 Annual Report on Form 10-K.

ITEM 4 & 4T.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2008 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. During the second quarter of 2008, the Company implemented a new consolidation system for financial reporting. This implementation involved changes to internal processes and procedures over financial reporting, but the internal controls over financial reporting did not materially change. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

For items 1 and 5, there was no reportable information during the six months ended June 30, 2008.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(A) and (B).

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2007 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2008.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	August 1, 2008	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President
(Authorized Officer)

		By	/s/ Nanette C. Anderson
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

12                                    Statements re computation of ratios:

(a)          Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2008 and 2007.

(b)         Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six month periods ended June 30, 2008 and 2007.

(c)          Computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the six month periods ended June 30, 2008 and 2007.

31                                    Rule 13a-14(a)/15d-14(a) Certifications:

(a)          Certification of Principal Executive Officer.

(b)         Certification of Principal Financial Officer.

32                                    Section 1350 Certifications:

(a)          Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).