Form 10-Q
period 2008-09-30
PACCAR FINANCIAL CORP
filed 2008-10-27
CIK 731288

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $100 par value—145,000 shares as of October 31, 2008

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Table of Contents

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)
(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Interest and fees	$73.4	$93.5	$235.2	$276.7
Operating lease and rental income	44.9	38.8	127.2	111.1
Insurance premiums and other	5.5	15.0	22.0	43.1

TOTAL INTEREST AND OTHER REVENUE	123.8	147.3	384.4	430.9

Interest and other borrowing expenses	39.1	51.5	125.4	153.4
Depreciation and other rental expenses	37.2	31.0	104.1	90.2
Insurance claims and other expenses	1.2	10.7	8.7	31.4
Selling, general and administrative expenses	13.0	13.7	39.7	39.6
Provision for losses on receivables	24.4	3.8	55.1	13.0

TOTAL EXPENSES	114.9	110.7	333.0	327.6

INCOME BEFORE INCOME TAXES	8.9	36.6	51.4	103.3

Income taxes	3.4	14.0	19.7	39.6

NET INCOME	5.5	22.6	31.7	63.7

RETAINED EARNINGS AT BEGINNING OF PERIOD	616.5	573.1	590.3	532.0
Dividends declared		24.0		24.0

RETAINED EARNINGS AT END OF PERIOD	$622.0	$571.7	$622.0	$571.7

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets	September 30	December 31
(Millions of Dollars)	2008	2007*
	(Unaudited)
ASSETS

Cash	$21.3	$25.6
Finance and other receivables, net of allowance for losses (2008 - $92.7 and 2007 - $92.6)	3,951.7	4,550.3
Due from PACCAR Inc and affiliates	448.4	402.8
Equipment on operating leases, net of depreciation (2008 - $211.1 and 2007 - $189.2)	570.3	475.5
Other assets	98.4	53.4

TOTAL ASSETS	$5,090.1	$5,507.6

LIABILITIES

Accounts payable, accrued expenses and other	$186.3	$239.3
Due to PACCAR Inc and affiliates	16.9	10.1
Commercial paper	1,222.6	1,453.7
Medium-term notes	2,420.0	2,625.0
Income taxes – current and deferred	365.6	354.9

TOTAL LIABILITIES	$4,211.4	$4,683.0

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	233.5	215.1
Retained earnings	622.0	590.3
Accumulated other comprehensive loss	(22.3)	(26.3)

TOTAL STOCKHOLDER’S EQUITY	$878.7	$824.6

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,090.1	$5,507.6

*The December 31, 2007 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Statements of Cash Flows (Unaudited)

(Millions of Dollars)

	Nine Months Ended September 30
	2008	2007

OPERATING ACTIVITIES

Net income	$31.7	$63.7
Items included in net income not affecting cash:
Depreciation and amortization	79.1	70.4
Provision for losses on receivables	55.1	13.0
Increase in deferred tax liability	24.5	14.1
Administrative fees for services from PFSC	18.4	17.7
Decrease in payables and other	(57.8)	(2.6)

NET CASH PROVIDED BY OPERATING ACTIVITIES	151.0	176.3

INVESTING ACTIVITIES

Finance and other receivables originated	(862.5)	(1,361.8)
Collections on finance and other receivables	1,293.6	1,277.6
Net decrease in wholesale receivables	89.7	171.3
Net increase in loans and leases from PACCAR Inc and affiliates	(45.6)	(149.5)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(213.9)	(114.1)
Proceeds from disposal of equipment	44.0	55.6
Net (increase) decrease in other	(25.2)	4.6

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	280.1	(116.3)

FINANCING ACTIVITIES

Net decrease in commercial paper	(231.1)	(285.3)
Proceeds from medium-term notes	145.0	475.0
Payments of medium-term notes	(350.0)	(250.0)
Advances from PACCAR Inc	.7	7.8

NET CASH USED IN FINANCING ACTIVITIES	(435.4)	(52.5)

NET (DECREASE) INCREASE IN CASH	(4.3)	7.5

CASH AT BEGINNING OF PERIOD	25.6	13.9

CASH AT END OF PERIOD	$21.3	$21.4

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

Effective September 2008, the Company elected to cease originating new physical damage insurance contracts for its retail business.  Expenses related to exiting this activity were not material and are reported as a component of selling, general and administrative expense for the third quarter 2008.

NOTE B – Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2008 and full year 2007 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

There were no dividends declared or paid during the first nine months of 2008. A dividend in the amount of $24.0 was declared in the third quarter of 2007 and paid in the fourth quarter of 2007.

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

Company employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR.  Expenses incurred by the Company for the defined contribution plan benefits are based on the actual contribution made on the behalf of participating employees.

Expenses for the defined benefit pension plan, the unfunded post-retirement medical and life insurance plan and the defined contribution plan are included in selling, general and administrative expenses.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company’s guideline is not to make loans to the foreign affiliates in excess of the equivalent of $500.0 million United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Amounts outstanding at September 30, 2008 and December 31, 2007, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	September 30 2008	December 31 2007
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$26.4	$11.5
Loans due from foreign finance affiliates	403.1	371.2
Direct financing leases due from affiliate	15.0	16.2
Receivables	3.9	3.9
Total	$448.4	$402.8

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$.7	$
Payables	16.2	10.1
Total	$16.9	$10.1

The Company provides direct financing leases to a certain dealer location operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of September 30, 2008 in the amount of $5.1 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

NOTE C – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income, net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net income	$5.5	$22.6	$31.7	$63.7
Other comprehensive income:
Unrealized net gain (loss) on derivative contracts	$3.5	(19.4)	$4.0	(17.3)
Total other comprehensive income	$9.0	$3.2	$35.7	$46.4

The unrealized net gain on derivative contracts in the three and nine months ended September 30, 2008 was due to an increase in long term market interest rates causing an increase in the fair value of the Company’s floating to fixed interest rate swap contracts.

Accumulated other comprehensive loss of $(22.3) and $(26.3) at September 30, 2008 and December 31, 2007, respectively, is comprised of the unrealized net loss on derivative contracts.

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

The Company’s derivative contracts consist of interest rate contracts. These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates and yield curves.  At September 30, 2008 the Company’s net liability related to these interest rate derivatives totaled $36.0 and were the only instruments categorized as Level 2. There were no Level 1 or 3 assets or liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

Net income

The Company’s net income was $5.5 for the third quarter of 2008 compared to $22.6 for the third quarter of 2007. Net income was $31.7 for the first nine months of 2008 compared to $63.7 for the first nine months of 2007. The lower net income was primarily the result of an increase in the provision for losses on receivables due to higher net credit losses.

Revenue

Third quarter and the first nine months interest and other revenue decreased $23.5 and $46.5, respectively. The third quarter and first nine months decreases were due to declines in interest and fee income of $20.1 and $41.5, respectively, and lower insurance premiums. The Company decided to discontinue originating personal damage insurance on retail business as it was not integral to its finance business. The remainder of the personal damage contracts will be managed to completion. These were partially offset by higher revenue from operating lease assets.

The following table summarizes the changes in interest and fee income:

	Three months ended September 30	Nine months ended September 30

Interest and fee income - 2007	$93.5	$276.7

Lower average balances	(14.3)	(36.1)
Change in yield	(5.8)	(5.4)

Interest and fee income – 2008	$73.4	$235.2

Finance receivables declined due to lower new loan volume related to lower dealer truck sales. The reduction in average loan yields in the third quarter and first nine months of 2008 was due to lower market interest rates. Operating lease and rental income increased over the periods due to higher operating lease assets.

Expenses

Third quarter and the first nine months interest and other borrowing expenses decreased $12.4 and $28.0, respectively. These decreases were due to lower average debt balances and borrowing rates as summarized in the table below:

	Three months ended September 30	Nine months ended September 30

Interest and borrowing expenses - 2007	$51.5	$153.4

Lower average balances	(5.2)	(12.2)
Lower borrowing rates	(7.2)	(15.8)

Interest and borrowing expenses – 2008	$39.1	$125.4

The reduction in borrowing rates was due to lower market interest rates and the decline in average debt balances was due to a reduction in required funding levels.

Depreciation and other rental expenses increased in the third quarter and first nine months of 2008 from the comparable periods in 2007 due to an increase in operating lease assets.

Insurance claims and other expenses decreased in the third quarter and first nine months of 2008 from the comparable periods in 2007 as a result of fewer contracts outstanding.

Third quarter and the first nine months of 2008 provision for losses on receivables increased $20.6 and $42.1, respectively, due to higher net credit losses as a slowing economy and high fuel prices affected truck operators in the U.S.

The Company’s effective income tax rates of 38.2% for the third quarter and 38.3% for the first nine months of 2008 were comparable to the prior periods in 2007.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Nine Months Ended September 30 2008	Nine Months Ended September 30 2007	Year Ended December 31 2007
Balance at beginning of period	$92.6	$86.9	$86.9
Provision for losses	55.1	13.0	24.4
Credit losses	(56.4)	(13.1)	(20.7)
Recoveries	1.4	1.5	2.0
Balance at end of period	$92.7	$88.3	$92.6

Ratios:

Credit losses net of recoveries ($55.0 in 2008) to average total portfolio ($4,232.2 in 2008) annualized at September 30, 2008 and 2007	1.74%	.31%	.39%

Allowance for losses ($92.7 in 2008) to period-end total portfolio ($4,044.4 in 2008)	2.29%	1.80%	1.99%

Period-end retail loan and lease receivables past due, over 30 days, ($66.3 in 2008) to period-end retail loan and lease receivables ($3,500.2 in 2008)	1.89%	1.34%	2.80%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry.  The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30		September 30		December 31
	2008		2007		2007
Retail loans	$2,354.8	58%	$2,783.6	57%	$2,667.8	57%
Retail leases	1,145.4	28%	1,251.0	26%	1,219.5	27%
Dealer wholesale financing	364.3	9%	545.1	11%	454.0	10%
Dealer master notes	179.9	5%	317.4	6%	301.6	6%
Total portfolio	$4,044.4	100%	$4,897.1	100%	$4,642.9	100%

In the first nine months of 2008, credit losses net of recoveries increased to $55.0 compared to $11.6 for the first nine months of 2007.  An economic slowdown together with high fuel costs have resulted in increases in past due receivables and credit losses as some truck owners have experienced lower operating profits and cashflows which have impacted their ability to make timely payments. The percentage of retail loan and lease receivables past due over 30 days has reduced to 1.89% as of September 30, 2008 compared to 2.80% at December 31, 2007. The allowance for losses as a percentage of the total portfolio increased to 2.29% at September 30, 2008 from 1.99% at year-end 2007.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

Company Outlook

The profitability of the Company is principally dependent on the generation of new business volume and the related spread between asset yields and borrowing costs, offset by the level of credit losses experienced. Assets are not likely to increase until the new truck retail sales market recovers. The Company may be affected by reduced liquidity in the capital markets but does not anticipate a material impact on its ability to generate new business volume (see Funding and Liquidity below). The Company continues to be impacted by a slower economy.  These factors may reduce profit margins of truck operators resulting in higher past-due accounts and increased credit losses due to increased repossessions, though recent lower fuel prices has positively benefited some truck fleets.

Funding and Liquidity

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In 2006, the Company filed a new shelf registration statement. The registration expires in November 2009 and does not limit the principal amount of debt securities that may be issued during the period.

On October 20, 2008, the Company was approved to participate in the Commercial Paper Funding Facility offered by the Federal Reserve Bank of New York. Under this funding facility, the Company may issue 90-day commercial paper during the period from October 27, 2008 through April 30, 2009. The amount of commercial paper that the Company may have outstanding under this program is $1.456 billion.

During the first nine months of 2008, the Company maintained its Moody’s and Standard & Poor’s short-and long-term debt ratings.  The current disruption in world wide credit markets has affected the ability of many financial institutions and other companies to access liquidity. The company cannot predict the impact that further disruptions in the credit market will have on its liquidity. The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR Inc.

The Company’s debt ratings at September 30, 2008 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and substantial financial assets.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at September 30, 2008. Of this amount, $2,000 expires in June 2009 and $1,000 expires in 2012. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,040 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $960 is allocated to the following subsidiaries: $455 is available for use by PACCAR’s Canadian financial subsidiary, $400 is available for use by PACCAR’s Mexican subsidiary, and $105 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2008 and the year ended December 31, 2007.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2008. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2007 Annual Report on Form 10-K.

ITEM 4 & 4T.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2008 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

For items 1 and 5, there was no reportable information during the nine months ended September 30, 2008.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(A) and (B).

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2007 Annual Report Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2008.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	October 27, 2008	By	/s/ Timothy M. Henebry
Timothy M. Henebry President (Authorized Officer)

		By	/s/ Nanette C. Anderson
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

12                                                      Statements re computation of ratios:

(a)          Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2008 and 2007.

(b)         Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine month periods ended September 30, 2008 and 2007.

(c)          Computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for the nine month periods ended September 30, 2008 and 2007.

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