Form 10-K
period 2008-12-31
PACCAR FINANCIAL CORP
filed 2009-02-27
CIK 731288

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 106th Avenue N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

The Registrant’s telephone number, including area code is (425) 468-7100

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

Yes:  ☐      No:  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes:  ☒      No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).      Yes:  ☐      No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008:      None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2009:

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

PACCAR Financial Corp.

(Millions of Dollars)

PART I

ITEM 1 AND 1A.                        BUSINESS AND RISK FACTORS

GENERAL

PACCAR Financial Corp.

PACCAR Financial Corp. (the “Company”), a Washington corporation, was incorporated in 1961 as a wholly-owned subsidiary of PACCAR Inc (“PACCAR”) to finance the sale of PACCAR products. In 2000, PACCAR transferred the stock of the Company to PACCAR Financial Services Corporation (“PFSC”), a wholly-owned subsidiary of PACCAR.

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

PACCAR, through its Peterbilt and Kenworth Divisions, competes in the North American medium-duty (Class 6/7) markets primarily with conventional models. These medium-duty trucks are assembled at facilities located in Ste. Therese, Quebec and Mexicali, Mexico, which are owned by PACCAR’s wholly-owned subsidiaries. PACCAR competes in the European light/medium (6 to 15 metric ton) commercial vehicle market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries. Commercial trucks and related replacement parts comprise the largest segment of PACCAR’s business, accounting for 90% of total 2008 net sales and revenues.

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

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2008. PACCAR’s share of that market was 26.0% of retail sales in 2008. In Europe there were five other principal competitors in the commercial vehicle market in 2008, including parent companies to two competitors of PACCAR in the United States. In 2008, DAF had a 14.1% share of the Western and Central European heavy-duty market and a 9.3% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

PACCAR Financial Corp.

(Millions of Dollars)

In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products through other wholly-owned finance companies in Mexico, Canada, Australia, the United Kingdom, and Continental Europe. PACCAR also conducts full-service leasing operations through wholly-owned subsidiaries in Canada, Mexico and Germany.

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

As of December 31, 2008, the Company employed 277 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

RISK FACTORS

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results, including:

Sales of PACCAR Products

The Company’s business is substantially dependent upon the sale of PACCAR products and its ability to offer competitive financing in the United States. Changes in the volume of sales of PACCAR products due to a variety of reasons could impact the level of business of the Company. Refer to the “Relationship with PACCAR and Affiliates” section in this Business section and Note D – Transactions with PACCAR and Affiliates for further discussion regarding the Company’s relationship with PACCAR.

Credit Risk

Credit risk, including counterparty credit risk in derivative transactions, is the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of any contract with the Company or otherwise fail to perform as agreed. The Company may be exposed to a greater credit risk in periods of adverse economic conditions, such as high interest rates and diesel prices, combined with a decline in freight demand, since it becomes more difficult for customers and dealers to perform as agreed and could also cause a decrease in the value of the Company’s collateral. Refer to Note E – Derivative Financial Instruments for further discussion regarding the Company’s exposure to counterparty risk. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition for further discussion of credit losses.

PACCAR Financial Corp.

(Millions of Dollars)

Residual Value Risk

Residual value risk is the risk that the estimated residual value of leased assets at lease origination, for the Company’s operating leases and certain direct financing leases, will not be recoverable. When the market value of these leased assets at contract maturity or at early termination is less than its contractual residual value, the Company will be exposed to a greater risk of loss on the sales of the returned equipment. Refer to the Critical Accounting Policy on “Equipment on Operating Leases” in the MD&A section for further discussion regarding the Company’s exposure to this risk.

Market Risk

Market risk is the risk that changes in market interest rates, liquidity or prices will negatively impact the Company’s operating results and access to capital. Policies governing market risk exposure are established and periodically reviewed by the Company’s senior management. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding the Company’s exposure to this risk.

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

Insurance The Company’s Paclease business offers physical damage and liability insurance on new and used trucks and trailers to its full-service lease customers. The customer retains premium and loss exposure for the policies that are issued through an unrelated regulated insurance carrier. To limit its exposure the Company has acquired insurance coverage for losses above specified levels from a third party insurance carrier.

PACCAR Financial Corp.

(Millions of Dollars)

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements with any one party (customers, dealers and/or franchises) that account for 10% or more of total Interest and Other Revenue or Finance and Lease Receivables for the periods ended December 31, 2008, 2007 and 2006.

Past Due Receivables and Allowance for Losses

An account is considered past due by the Company if any portion of an installment is due and unpaid for more than 30 days. In periods of adverse economic conditions, past due levels, repossessions and credit losses generally increase.

Receivables are charged to the allowance for losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). The provision for losses on finance and other receivables is charged to income based on management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio.

For further discussion of the allowance for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

PACCAR Financial Corp.

(Millions of Dollars)

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

SOURCES OF FUNDS

The Company’s primary sources of funds are commercial paper and medium-term note borrowings in the public capital markets, collections on loans and leases, retained earnings and to a lesser extent bank loans and capital contributions from PFSC. The Company’s investment in additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that range from 12 to 85 months.

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

PACCAR Financial Corp.

(Millions of Dollars)

The Company enters into interest rate swap contracts to achieve its matched funding objectives relative to its primary borrowing sources – commercial paper and medium-term notes. Fixed rate swaps, matched to floating rate borrowings, are used to lock in the funding cost of fixed rate assets. As of December 31, 2008, the total notional principal amount of interest rate swap contracts outstanding was $2,448.4, all of which result in a fixed rate payment obligation. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. The permitted types of interest rate swap contracts, counterparties’ transaction limits and related approval authorizations have been established by the Company’s senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company’s senior management.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2008. Of this amount, $2,000 expires in June 2009 and $1,000 expires in 2012. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,040 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $960 is allocated to the following subsidiaries: $455 is available for use by PACCAR’s Canadian financial subsidiary, $400 is available for use by PACCAR’s Mexican subsidiary, and $105 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2008 and 2007.

As of December 31, 2008, the Company had $2,270.0 of medium-term notes outstanding under two shelf registration statements, of which $1,550.0 are due within 12 months. See “Note F – Borrowings” in the Notes to Financial Statements for further information on medium-term notes.

An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1), with respect to the Company’s medium-term notes which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of its financing business. The Company receives administrative support from and pays dividends to PFSC and periodically borrows funds from or lends money to PACCAR and/or its affiliates. The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from three facilities owned by PACCAR and five facilities leased by PACCAR. Since the directors of the Company are all executives of PACCAR and PACCAR is the sole owner of PFSC’s outstanding voting common stock, PACCAR can determine the course of the Company’s business.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $814.5 outstanding in loans to PACCAR as of December 31, 2008. In addition, the Company loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through PACCAR’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR Financial Corp.

(Millions of Dollars)

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. As of December 31, 2008, PFSC employed 159 full-time employees, none of whom are represented by a collective bargaining agent. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio was met for the years ended December 31, 2008, 2007, and 2006 without assistance. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 106th Avenue N.E., Bellevue, Washington 98004. The Company owns three full-service leasing facilities in Texas and a used truck sales facility in South Carolina.

Other offices and leasing facilities of the Company are located in leased premises including three facilities owned by PACCAR and five facilities leased by PACCAR. The Company considers all its properties to be suitable for their intended purpose. Annual lease rentals for these premises in the aggregate are not material in relation to expenses as a whole.

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

Dividends in the amount of $100.0, $24.0 and $30.0 were declared and paid to PFSC in 2008, 2007 and 2006, respectively.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 6.                             SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company. The information with respect to each of the five years in the period ended December 31, 2008 has been derived from the Company’s audited financial statements.

Balance Sheet Data

	As of December 31
	2008	2007	2006	2005	2004

Total Assets	$5,739.4	$5,507.6	$5,508.3	$4,778.7	$3,970.7
Total Liabilities	4,976.2	4,683.0	4,727.3	4,066.1	3,295.6
Total Stockholder’s Equity	763.2	824.6	781.0	712.6	675.1

Income Statement Data

	Year ended December 31
	2008	2007	2006	2005	2004
Total interest and other revenue	$509.6	$573.0	$509.6	$409.3	$320.9

Total expenses	438.0	439.6	373.3	289.3	209.5

Income before income taxes	71.6	133.4	136.3	120.0	111.4

Income taxes	27.4	51.1	51.8	46.0	42.2

Net income	$44.2	$82.3	$84.5	$74.0	$69.2

Ratio of Earnings to Fixed Charges Pursuant to SEC Reporting Requirements (1)	1.44x	1.67x	1.82x	2.17x	2.61x

Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	2.10x	2.11x	2.30x	2.83x	3.26x

(1)          For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is considered representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements (see Exhibit 12(a)) but differs from the method called for in the Support Agreement between the Company and PACCAR (see Exhibit 12(b)).

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Millions of Dollars)

Results of Operations

	Year ended December 31
	2008	2007	2006
Average earning assets (including operating leases)	$4,661.6	$5,240.1	$4,881.5
Interest and other revenue	509.6	573.0	509.6
Income before taxes	71.6	133.4	136.3
Net income	44.2	82.3	84.5

Allowance for Losses:
Balance at beginning of year	$92.6	$86.9	$77.3
Provision for losses	68.2	24.4	14.9
Credit losses	(75.2)	(20.7)	(8.4)
Recoveries	2.0	2.0	3.1
Balance at end of year	$87.6	$92.6	$86.9

Ratios:
Credit losses net of recoveries ($73.2 in 2008) to average total portfolio ($4,133.7 in 2008)	1.77%	.39%	.12%

Allowance for losses ($87.6 in 2008) to year-end total portfolio ($3,871.4 in 2008)	2.26%	1.99%	1.73%

Year-end retail loan and lease receivables past due, over 30 days, ($75.6 in 2008) to year-end retail loan and lease receivables ($3,326.6 in 2008)	2.27%	2.80%	.91%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	As of December 31
	2008		2007		2006
Retail loans	$2,193.1	57%	$2,667.8	57%	$2,798.4	56%
Retail leases	1,133.5	29%	1,219.5	27%	1,203.9	24%
Dealer wholesale financing	352.9	9%	454.0	10%	716.4	14%
Dealer master notes	191.9	5%	301.6	6%	301.5	6%
Total portfolio	$3,871.4	100%	$4,642.9	100%	$5,020.2	100%

PACCAR Financial Corp.

(Millions of Dollars)

In 2008, an economic slowdown together with higher fuel costs have resulted in increases in credit losses as some truck owners have experienced lower operating profits and cashflows which have impacted their ability to make timely payments.   In 2008, credit losses net of recoveries increased to $73.2 compared to $18.7 in 2007, as a result of an increase in repossession activity and lower used truck resale prices. As a percentage of the total portfolio, net credit losses increased for the year ended December 31, 2008 to 1.77% compared to .39% at December 31, 2007.  The percentage of retail loan and lease receivables past due over 30 days decreased to 2.27% as of December 31, 2008 compared to 2.80% at December 31, 2007 primarily as a result of lower fuel prices in the latter half of 2008 which improved cash flow of some operators. The allowance for losses as a percentage of the total portfolio increased to 2.26% at December 31, 2008 from 1.99% as of December 31, 2007.  See “Critical Accounting Policies, Note A – Significant Accounting Policies, and Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

Retail loans and dealer master notes decreased to $2,193.1 and $191.9, compared to $2,667.8 and $301.6, at December 31, 2008 and 2007, respectively, due to declines in new business volume related to lower new truck retail sales.

Dealer wholesale financing balances decreased in 2008 to $352.9 at December 31, 2008 compared to $454.0 at December 31, 2007, as dealers reduced new truck inventory balances.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied and are discussed further under Critical Accounting Policies. There have been no significant changes in customer contract terms during the periods.

2008 Compared to 2007:

Net income

The Company’s net income of $44.2 in 2008 decreased from $82.3 in 2007.  The lower net income was primarily the result of lower interest and fee income and an increase in the provision for losses on receivables due to higher net credit losses.  This was partially offset by a decrease in interest and other borrowing expenses from both lower interest rates and lower debt balances.

Revenue

Interest and other revenue in 2008 decreased $63.4 to $509.6 from $573.0 in 2007.  The decrease was due to declines in interest and fee income of $57.6 and lower insurance premiums partially offset by higher revenue from operating lease assets. The Company discontinued originating physical damage insurance on new retail loan business as it was not integral to its finance business.  The existing physical damage contracts will remain in effect until maturity.

The following table summarizes the changes in interest and fee income:

Year ended December 31

Interest and fee income – 2007	$366.9

Lower average balances	(50.4)
Change in yield	(7.2)

Interest and fee income – 2008	$309.3

Finance receivables declined due to lower new loan volume related to lower dealer truck sales.  The reduction in average loan yields during 2008 was due to lower market interest rates.  Operating lease and rental income increased over the periods due to higher operating lease assets.

PACCAR Financial Corp.

(Millions of Dollars)

Expenses

Interest and other borrowing expenses in 2008 decreased $38.6 to $164.4 from $203.0 in 2007. This decrease is summarized in the table below:

Year ended December 31

Interest and borrowing expenses – 2007	$203.0

Lower borrowing rates	(21.3)
Lower average balances	(17.3)

Interest and borrowing expenses – 2008	$164.4

The reduction in borrowing rates was due to lower market interest rates and the decline in average debt balances was due to a reduction in required funding levels.  Depreciation and other rental expenses increased in 2008 due to an increase in operating lease assets.  Insurance claims and other expenses decreased in 2008 as a result of fewer contracts outstanding.  Provision for losses on receivables in 2008 increased $43.8 due to higher net credit losses as a slowing economy and high fuel prices negatively affected truck operators in the U.S.

The Company’s effective income tax rate was 38.3% in 2008 and 2007.

2007 Compared to 2006:

The Company’s net income of $82.3 in 2007 decreased slightly from $84.5 in 2006.  Increased finance gross profit (revenues minus borrowing, depreciation and other rental expenses) generated from an increase in average earning assets in 2007 was more than offset by an increase in the provision for losses on receivables ($14.9 in 2006 versus $24.4 in 2007) from higher credit losses and higher insurance claim expenses. Interest and fee income in 2007 increased $44.0 to $366.9 from $322.9 in 2006.  Higher earning assets and higher interest rates contributed $28.4 and $15.6, respectively, to the increase.  Operating lease and rental income, and the related depreciation and other rental expenses for 2007 increased due to higher average balances of operating lease assets.

Interest and other borrowing expenses in 2007 increased $34.2 to $203.0 from $168.8 in 2006.  Higher average debt balances contributed $13.4 and higher interest rates contributed $20.8 to the increase. The Company’s effective income tax rate of 38.3% in 2007 was comparable to 2006.

Company Outlook

Company results are principally dependent on the generation of loans and leases and the related spread between the yields on loans and leases and borrowing costs and the level of credit losses. A reduction in average earning assets is expected as lower forecasted PACCAR truck sales will likely result in lower new business volume in 2009.  The Company continues to be exposed to the risk that economic weakness may continue to exert pressure on the profit margins of truck operators and result in higher past-due accounts and repossessions.

Funding and Liquidity

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In 2006, the Company filed a new shelf registration statement. The registration expires in November 2009 and does not limit the principal amount of debt securities that may be issued during the period.

On October 20, 2008, the Company was approved to participate in the Commercial Paper Funding Facility offered by the Federal Reserve Bank of New York.  Under this funding facility, the Company may issue 90-day commercial paper through October 30, 2009.  The maximum amount of commercial paper that the Company may have outstanding under this program is $1,456.8 million.  As of December 31, 2008, the Company had $735.0 million of commercial paper outstanding under this program.

PACCAR Financial Corp.

(Millions of Dollars)

During the year ended December 31, 2008, the Company maintained its Moody’s and Standard & Poor’s short-and long-term debt ratings.  The current disruption in world wide credit markets has affected the ability of many financial institutions and other companies to access liquidity. The Company cannot predict the impact that further disruptions in the credit markets will have on its liquidity. The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR Inc.

The Company’s debt ratings at December 31, 2008 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and substantial financial assets.

The Company had $814.5 in loans due from PACCAR Inc as of December 31, 2008.  The Company expects this balance to be substantially repaid during 2009.

The following summarizes the Company’s contractual cash commitments at December 31, 2008:

	Maturity
	Less than One Year	More than One Year	Total
Borrowings	$3,613.6	$720.0	$4,333.6
Operating Leases	.8	1.5	2.3
Total	$3,614.4	$721.5	$4,335.9

As described in Note F to the financial statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $103.8 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

Critical Accounting Policies:

In the preparation of the Company’s financial statements, in accordance with U.S. generally accepted accounting principles, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. The following are accounting policies which, in the opinion of management, are particularly sensitive and which, if actual results are different from estimates used by management, may have a material impact on the financial statements.

PACCAR Financial Corp.

(Millions of Dollars)

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

The Company individually evaluates bankrupt accounts, accounts which have significant amounts past due and other large current accounts with higher risk ($112.9 million at December 31, 2008 or 3.4% of the total outstanding retail loan and lease receivables). It evaluates all other customers as a group based on past due categories (i.e., 90+, 60-90, 30-59 and less than 30 days past due), as well as current account balances. The Company has developed a range of specific loss estimates for each of its retail, wholesale and dealer master note portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. Loss estimates at December 31, 2008 range from less than 1% on current accounts to 30% on certain accounts over 90 days past due. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions, including diesel prices, freight tonnage levels, interest rates and other factors representing leading indicators impacting the creditworthiness of the Company’s borrowers and their ability to repay. The Company further considers the impact of dealer recourse, cash recoveries and used equipment collateral recoveries. The projected amount is then compared to the allowance for credit loss balance and an appropriate adjustment is made.

Although certain retail contracts acquired from dealers include full or partial dealer recourse for the credit loss, this is a minor and decreasing component of the portfolio (5% of the retail portfolio at December 31, 2008). For wholesale and dealer master note portfolios, dealer recourse is present in substantially all the loan arrangements. Cash recoveries and used equipment collateral recoveries generally vary with market conditions.

Derivative Financial Instruments

The Company uses derivative financial instruments to minimize risk exposures from the fluctuations in interest rates.  All derivative financial instruments are recorded at fair value as either assets or liabilities on the Balance Sheet. The Company designates its derivative financial instruments as qualifying hedges under accounting standards. The changes in the fair value of derivative financial instruments, to the extent they are considered to be effective cash flow hedges, are initially reported in other comprehensive income and reclassified into earnings in the period the hedged item affects earnings.  The determination of the fair value of derivatives and whether hedge relationships qualify for hedge accounting is complex and requires management estimates and involves judgment. Changes in the fair value of economic hedges that do not qualify for hedge accounting are recorded in earnings in the period in which the change occurs.

PACCAR Financial Corp.

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

The following is a sensitivity analysis for the Company’s assets and liabilities that have interest rate risk. The gains or losses in the table represent the changes in the financial instruments’ fair values that would result from a 100 basis point increase from the current market rate at December 31, 2008 and 2007.

Fair Value Gains (Losses)	Year ended December 31
(Millions of Dollars)	2008	2007

Assets
Fixed rate loans	$(35.2)	$(44.3)

Liabilities
Interest rate swaps related to debt	29.7	41.6

Total	$(5.5)	$(2.7)

The Company’s debt as of December 31, 2008 and 2007 consists of commercial paper and floating rate medium-term notes.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under Item 15, “Exhibits, Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Financial Services Corporation and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Financial Services Corporation) as of December 31, 2008 and 2007, and the related statements of income, cash flows, stockholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington
February 13, 2009

PACCAR Financial Corp.

STATEMENTS OF INCOME

(Millions of Dollars)

	Year ended December 31
	2008	2007	2006

Interest and fees	$309.3	$366.9	$322.9
Operating lease and rental income	171.5	150.7	135.2
Insurance premiums and other	28.8	55.4	51.5
TOTAL INTEREST AND OTHER REVENUE	$509.6	$573.0	$509.6

Interest and other borrowing expenses	164.4	203.0	168.8
Depreciation and other rental expenses	143.6	121.8	109.7
Insurance claims and other expenses	9.8	37.5	29.6
Selling, general and administrative expenses	52.0	52.9	50.3
Provision for losses on receivables	68.2	24.4	14.9
TOTAL EXPENSES	$438.0	$439.6	$373.3

INCOME BEFORE INCOME TAXES	$71.6	$133.4	$136.3

Income taxes	27.4	51.1	51.8

NET INCOME	$44.2	$82.3	$84.5

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)

	As of December 31
	2008	2007

ASSETS

Cash	$19.9	$25.6
Finance and other receivables, net of allowance for losses (2008 - $87.6 and 2007 - $92.6)	3,783.8	4,550.3
Due from PACCAR Inc and affiliates	1,211.6	402.8
Equipment on operating leases, net of accumulated depreciation (2008 - $203.8 and 2007 - $189.2)	637.7	475.5
Other assets	86.4	53.4

TOTAL ASSETS	$5,739.4	$5,507.6

LIABILITIES

Accounts payable, accrued expenses and other	$242.0	$239.3
Due to PACCAR Inc and affiliates	47.3	10.1
Commercial paper	2,063.6	1,453.7
Medium-term notes	2,270.0	2,625.0
Income taxes – current and deferred	353.3	354.9

TOTAL LIABILITIES	$4,976.2	$4,683.0

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	237.8	215.1
Retained earnings	534.5	590.3
Accumulated other comprehensive loss	(54.6)	(26.3)

TOTAL STOCKHOLDER’S EQUITY	$763.2	$824.6

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,739.4	$5,507.6

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2008	2007	2006

OPERATING ACTIVITIES

Net income	$44.2	$82.3	$84.5
Items included in net income not affecting cash:
Depreciation and amortization	111.3	94.5	84.8
Provision for losses on receivables	68.2	24.4	14.9
Deferred tax provision	102.4	32.0	39.1
Administrative fees for services from PFSC	22.7	22.7	22.4
Decrease in payables and other	(93.6)	(17.4)	(13.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	255.2	238.5	231.8

INVESTING ACTIVITIES

Finance and other receivables originated	(1,053.6)	(1,665.5)	(2,286.7)
Collections on finance and other receivables	1,622.2	1,720.3	1,727.2
Net decrease (increase) in wholesale receivables	101.1	262.4	(89.5)
Net (increase) decrease in loans and leases to PACCAR Inc and affiliates	(809.7)	(384.5)	35.7
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(340.1)	(159.1)	(177.7)
Proceeds from disposal of equipment	68.9	74.3	66.4
Other	(5.2)	13.2	(19.1)

NET CASH USED IN INVESTING ACTIVITIES	(416.4)	(138.9)	(743.7)

FINANCING ACTIVITIES

Net increase (decrease) in commercial paper	609.9	(627.4)	275.5
Proceeds from medium-term notes	145.0	825.0	1,500.0
Payments of medium-term notes	(500.0)	(250.0)	(1,250.0)
Dividends paid	(100.0)	(24.0)	(30.0)
Payment of advances from (to) PACCAR Inc	.6	(11.5)	11.3

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	155.5	(87.9)	506.8

NET (DECREASE) INCREASE IN CASH	(5.7)	11.7	(5.1)

CASH AT BEGINNING OF YEAR	25.6	13.9	19.0

CASH AT END OF YEAR	$19.9	$25.6	$13.9

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2008	2007	2006

PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	215.1	192.4	170.0
Investments from PACCAR Financial Services Corporation	22.7	22.7	22.4
Balance at end of year	237.8	215.1	192.4

RETAINED EARNINGS

Balance at beginning of year	590.3	532.0	477.5
Net income	44.2	82.3	84.5
Dividends paid	(100.0)	(24.0)	(30.0)
Balance at end of year	534.5	590.3	532.0

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of year	(26.3)	11.1	19.6
Net unrealized loss	(28.3)	(37.4)	(8.5)
Balance at end of year	(54.6)	(26.3)	11.1

TOTAL STOCKHOLDER’S EQUITY	$763.2	$824.6	$781.0

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	Year ended December 31
	2008	2007	2006

Net income	$44.2	$82.3	$84.5
Other comprehensive income, net of tax
Net unrealized loss on derivative contracts	(28.3)	(37.4)	(8.5)
Net other comprehensive loss	(28.3)	(37.4)	(8.5)

TOTAL COMPREHENSIVE INCOME	$15.9	$44.9	$76.0

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

Fair Value of Certain Financial Instruments:  Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Generally, the Company uses quoted market prices or inputs that are available in the marketplace to estimate the fair value of its assets or liabilities, which does not require significant judgment.

Allowance for Losses: Receivables are charged to this allowance when, in the judgment of management, they are deemed uncollectible (generally upon repossession of the collateral). The Company determines the allowance for credit losses on receivables based on a combination of historical information and current market conditions.  This determination is dependent on estimates, including assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse.  The Company believes its reserve-setting policies adequately take into account the known risks inherent in the financial services portfolio.  If there are significant variations in the actual results from those estimates, the provision for credit losses and operating earnings may be materially impacted.

Revenue Recognition: Interest income from finance receivables and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the term of the loan. For operating leases, rental revenue is recognized on a straight-line basis over the lease term.

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

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

New Accounting Pronouncements

The Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159) effective January 1, 2008.  FAS 159 permits entities to measure most financial instruments at fair value if desired and requires that unrealized gains and losses on instruments for which the option has been elected to be reported in earnings.  During 2008, the Company did not elect the fair value option for any financial instruments.

The Company adopted FASB Statement No.157, Fair Value Measurements (FAS 157) effective January 1, 2008 with no significant effect on the financial statements. See Note I.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161).  FAS 161, which is effective January 1, 2009, amends and expands the disclosure requirements for derivative instruments and hedging activities.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE B – FINANCE AND OTHER RECEIVABLES

Terms for finance and other receivables at origination generally range from 12 to 60 months. Repayment experience indicates some receivables will be paid prior to contract maturity, while some others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

Loans are reported at the principal amount outstanding, net of unearned income.

Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income.

The Company’s finance and other receivables are as follows:

	Year ended December 31
	2008	2007
Retail contracts and loans due within:
One year	$859.9	$1,059.6
Two years	637.6	733.3
Three years	477.9	585.7
Four years	251.3	367.7
Five years	106.0	159.9
Six years and beyond	9.7	17.6
	2,342.4	2,923.8

Wholesale financing	352.9	454.0
Direct financing leases (including unguaranteed residual values of $38.9 in 2008 and $42.8 in 2007)	1,291.0	1,411.5
Interest and other receivables	42.6	45.6
Unearned interest on direct financing leases	(157.5)	(192.0)

	3,871.4	4,642.9

Less allowance for losses	(87.6)	(92.6)

Finance and other receivables	$3,783.8	$4,550.3

Future minimum lease payments on direct financing leases totaled $1,252.1 at December 31, 2008 and are due as follows: $350.7 in 2009; $319.2 in 2010; $259.8 in 2011; $165.9 in 2012; $100.4 in 2013 and $56.1 in 2014 and beyond.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The allowance for losses on finance and other receivables is summarized as follows:

	Year ended December 31
	2008	2007

Balance at beginning of year	$92.6	$86.9
Provision for losses	68.2	24.4
Credit losses, net of recoveries	(73.2)	(18.7)

Balance at end of year	$87.6	$92.6

At December 31, 2008 and 2007, the recorded investments in retail contracts and loans that were considered to be impaired were $91.4 and $101.3, respectively. Included in the allowance for losses were specific reserves of $36.1 and $15.2 on these impaired retail contracts and loans. The average recorded investment in impaired retail contracts and loans during the years ended December 31, 2008, 2007 and 2006, was $85.5, $53.0 and $17.9, respectively. The Company recognized interest income of $2.7, $2.2 and $.6 for the years ended December 31, 2008, 2007 and 2006, respectively, on those impaired retail contracts and loans, all of which were recognized in income upon receipt of cash.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from 24 to 85 months. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2009 of $304.7 are due as follows: $138.2 in 2009; $76.2 in 2010; $54.6 in 2011; $25.1 in 2012 and $10.6 in 2013 and beyond. Depreciation expense related to equipment on operating leases was $106.8, $89.2 and $78.1 in 2008, 2007 and 2006, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2008, 2007 and 2006 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges similar to the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $22.7, $22.7 and $22.4 in 2008, 2007 and 2006, respectively, were charged to the Company. PFSC recognizes these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital.

Dividends in the amount of $100.0, $24.0 and $30.0 were declared and paid in 2008, 2007 and 2006, respectively.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from three facilities owned by PACCAR and five facilities leased by PACCAR.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan and an unfunded post-retirement medical and life insurance plan, both sponsored by PACCAR. The assets and liabilities of these plans are reflected on the balance sheets of PACCAR. PACCAR contributes to the plans and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses charged to the Company by PACCAR for the defined benefit pension plan and the unfunded post-retirement medical and life insurance plan were $1.7, $1.7 and $1.7 for years 2008, 2007 and 2006, respectively.

Company employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses incurred by the Company for the defined contribution plan were $1.2, $1.2 and $1.1 for years 2008, 2007 and 2006, respectively.

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

Amounts outstanding at December 31, 2008 and 2007, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	December 31	December 31
	2008	2007
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$814.5	$11.5
Loans due from foreign finance affiliates	378.9	371.2
Direct financing leases due from affiliate	15.2	16.2
Receivables	3.0	3.9
Total	$1,211.6	$402.8

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$.6	$
Payables	46.7	10.1
Total	$47.3	$10.1

The Company provides direct financing leases to a certain dealer location operated by a subsidiary of PACCAR.

PACCAR has issued letters of credit as of December 31, 2008 in the amount of $5.1 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used as hedges to manage exposures to fluctuations in interest rates. They are designated as cash flow hedges and may qualify for hedge accounting. Derivative instruments that do not qualify for hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit rating are used to minimize the risks of counterparty default. The Company had no material exposures to default at December 31, 2008.

The Company enters into interest-rate contracts, including cap agreements. Interest-rate contracts generally involve the exchange of fixed and floating rate interest payments. These contracts are used to manage exposures to fluctuation in interest rates. Net amounts paid or received are reflected as adjustments to interest expense. At December 31, 2008, the Company had 150 interest-rate swaps and one interest-rate cap agreement outstanding. The notional amount of these contracts totaled $2,448.4 with amounts expiring annually over the next six years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. The total fair value of all interest-rate contracts amounted to a liability of $88.3 at December 31, 2008. Fair values at December 31, 2007 amounted to an asset of $1.5 and a liability of $44.2.

Notional maturities for all interest-rate contracts for the five years beginning January 1, 2009 are $997.4, $814.0, $425.0, $204.0 and $8.0 in year 2013. These contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Derivative assets are included in the consolidated balance sheets in “Other assets.” Derivative liabilities are included in “Accounts payable, accrued expenses and other.”

All of the Company’s interest-rate contracts have been designated as cash flow hedges. The Company uses regression and the change in variable cash flows method to assess and measure effectiveness of interest-rate contracts. Gains or losses on the effective portion of derivatives designated and qualifying as cash flow hedges that arise from changes in fair value are initially reported in other comprehensive income. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for each of the three years ended December 31, 2008.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses for interest-rate contracts are recognized as an adjustment to interest expense. Of the accumulated net loss included in other comprehensive income as of December 31, 2008, $27.0, net of tax, is expected to be reclassified to interest expense in 2009. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE F – BORROWINGS

Borrowings are summarized as follows:

	Effective	As of December 31,
	Rate*	2008	2007

Commercial paper	2.45%	$2,063.6	$1,453.7
Floating rate medium-term notes	4.18%	2,270.0	2,625.0
	3.36%	$4,333.6	$4,078.7

*The effective rate is the weighted average rate as of December 31, 2008 and includes the effects of interest rate swap agreements.

Interest expense on borrowings amounted to $160.1, $199.0 and $163.9 for 2008, 2007 and 2006, respectively.

Cash paid for interest was $155.7 in 2008, $192.8 in 2007 and $162.4 in 2006.

Principal amounts of medium-term notes due over the next three years beginning January 1, 2009 are $1,550.0 in 2009, $575.0 in 2010 and $145.0 in 2011.

NOTE G – CREDIT ARRANGEMENTS

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2008. Of this amount, $2,000 expires in June 2009 and $1,000 expires in 2012. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,040 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $960 is allocated to the following subsidiaries: $455 is available for use by PACCAR’s Canadian financial subsidiary, $400 is available for use by PACCAR’s Mexican subsidiary, and $105 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2008 and 2007.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE H – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31
	2008	2007	2006
Current (benefit) provision
Federal	$(64.8)	$17.3	$12.3
State	(10.2)	1.8	.4
	(75.0)	19.1	12.7

Deferred provision
Federal	$89.0	$28.0	$35.8
State	13.4	4.0	3.3
	102.4	32.0	39.1

	$27.4	$51.1	$51.8

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2008	2007	2006

Tax at the statutory rate of 35%	$25.1	$46.7	$47.7
Effect of state income taxes	2.3	4.3	4.4
Other		.1	(.3)
	$27.4	$51.1	$51.8

Cash paid for income taxes was $11.6 in 2008, $4.4 in 2007 and $18.9 in 2006.

Deferred income tax assets and liabilities consisted of the following:

	As of December 31
	2008	2007
Deferred tax liability:
Asset capitalization and depreciation	$504.1	$406.9
Other	2.4	1.6

Deferred tax assets:
Allowance for losses on receivables	(33.5)	(35.4)
Derivative liability	(35.9)	(16.9)
Other	(9.2)	(13.3)

Net deferred tax liability	$427.9	$342.9

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE I – FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The hierarchy of fair value measurements is described below:

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

The Company’s derivative contracts consist of interest rate contracts. These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates and yield curves.  At December 31, 2008 the Company’s liability related to these interest rate derivatives totaled $88.3 and were the only instruments categorized as Level 2. There were no Level 1 or 3 assets or liabilities.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash: The carrying amount reported in the balance sheets is stated at fair value.

Net Receivables: For floating rate loans, wholesale financing, and interest and other receivables, fair values approximate carrying values. For fixed rate loans, fair values are estimated using discounted cash flow analysis based on current rates for comparable loans. Finance lease receivables and the related loss provisions have been excluded from the accompanying table.

Commercial Paper and Medium-Term Notes: The carrying amounts of the Company’s commercial paper and floating rate medium-term notes approximate their fair value.

Derivative Financial Instruments: Derivative financial instruments, including interest rate contracts, are carried at fair value. Fair values are based on quoted market prices or pricing models using current market rates.

Accounts Payable, Accrued Expenses and Other: Carrying amounts approximate fair value and have been excluded from the accompanying table.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

Fixed rate loans that are not carried at approximate fair value are as follows:

	As of December 31
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate loans	$2,145.6	$2,137.3	$2,596.7	$2,576.1

NOTE J – STOCKHOLDER’S EQUITY

Preferred Stock

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income (loss) with the related tax effects are as follows:

	Pretax Amount	Tax Effect	Net Amount
2008

Other comprehensive income:
Net holding loss on derivative contracts	$(56.8)	$21.7	$(35.1)
Reclassification adjustment	11.1	(4.3)	6.8
Net other comprehensive (loss) income	$(45.7)	$17.4	$(28.3)

2007

Other comprehensive income:
Net holding loss on derivative contracts	$(44.6)	$17.1	$(27.5)
Reclassification adjustment	(16.0)	6.1	(9.9)
Net other comprehensive (loss) income	$(60.6)	$23.2	$(37.4)

2006

Other comprehensive income:
Net holding gain on derivative contracts	$4.1	$(1.6)	$2.5
Reclassification adjustment	(17.9)	6.9	(11.0)
Net other comprehensive (loss) income	$(13.8)	$5.3	$(8.5)

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE K – QUARTERLY RESULTS (Unaudited)

	QUARTER
	First	Second	Third	Fourth
2008

Interest and other revenue	$133.3	$127.3	$123.8	$125.2
Income before income taxes	24.9	17.5	8.9	20.3
Net income	15.4	10.8	5.5	12.5

2007

Interest and other revenue	$139.3	$144.2	$147.3	$142.2
Income before income taxes	33.1	33.5	36.6	30.2
Net income	20.4	20.7	22.6	18.6

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole. In addition, at December 31, 2008, the Company has loan and lease commitments of $103.8 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A & 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2008 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal control over financial reporting during the fourth quarter that occurred that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PACCAR Financial Corp.

(Millions of Dollars)

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $.6 and $.5 for 2008 and 2007, respectively.

Other Fees

The registrant has no audit-related, tax or other fees billed and/or paid during 2008 or 2007 for services provided by the principal accountant.

As a wholly-owned, indirect subsidiary of PACCAR Inc, audit and non-audit services provided by the Company’s independent auditors are subject to PACCAR Inc’s Audit Committee pre-approval policies and procedures as described in the PACCAR Inc 2009 proxy statement. During the year ended December 31, 2008, all services provided by the independent auditor were pre-approved by the PACCAR Inc Audit Committee.

PACCAR Financial Corp.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2008, 2007 and 2006

Balance Sheets – December 31, 2008 and 2007

Statements of Cash Flows – Years Ended December 31, 2008, 2007 and 2006

Statements of Stockholder’s Equity – Years Ended December 31, 2008, 2007 and 2006

Statements of Comprehensive Income – Years Ended December 31, 2008, 2007 and 2006

Notes to Financial Statements – December 31, 2008, 2007 and 2006

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

PACCAR Financial Corp.

By	/s/ T. M. Henebry
T. M. Henebry

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

	/s/ M. C. Pigott	Chairman
M. C. Pigott

(2)	Principal Financial Officer

	/s/ R. E. Armstrong	Vice Chairman
R. E. Armstrong

(3)	Principal Accounting Officer

	/s/ N. C. Anderson	Controller
N. C. Anderson

(4)	A Majority of the Board of Directors

	/s/ T. M. Henebry	President and Director
T. M. Henebry

	/s/ R. E. Armstrong	Director
R. E. Armstrong

	/s/ T. E. Plimpton	Director
T. E. Plimpton

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

12                                    Statements re computation of ratios:

(a)                                  Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2004 - 2008.

(b)                                 Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for each of the five years ended December 31, 2004 - 2008.

(c)                                  Statement re: computation of ratio of earnings to fixed charges of PACCAR and subsidiaries pursuant to SEC reporting requirements for each of the five years ended December 31, 2004 - 2008.

PACCAR Financial Corp.

EXHIBIT INDEX

23                                    Consent of Independent Registered Public Accounting Firm.

31                                    Rule 13a-14(a)/15d-14(a) Certifications:

(a)                                  Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Executive Officer.

(b)                                 Rule 13a-14(a)/15d-14(a) Certification - Certification of Principal Financial Officer.

32                                    Section 1350 Certifications:

(a)                                  Section 1350 Certifications - Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.