Form 10-Q
period 2009-03-31
PACCAR FINANCIAL CORP
filed 2009-05-07
CIK 731288

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 – 106th Ave. N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip code)

The Registrant’s telephone number, including area code is (425) 468-7100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $100 par value—145,000 shares as of April 30, 2009

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited)
(Millions of Dollars)

	Three Months Ended March 31
	2009	2008

Interest and fees	$63.5	$83.9
Operating lease and rental income	40.4	40.3
Insurance premiums and other	5.2	9.1

TOTAL INTEREST AND OTHER REVENUE	109.1	133.3

Interest and other borrowing expenses	37.1	45.8
Depreciation and other rental expenses	35.6	32.4
Insurance claims and other expenses	1.8	4.3
Selling, general and administrative expenses	9.8	13.4
Provision for losses on receivables	7.5	12.5

TOTAL EXPENSES	91.8	108.4

INCOME BEFORE INCOME TAXES	17.3	24.9

Income taxes	6.6	9.5

NET INCOME	10.7	15.4

RETAINED EARNINGS AT BEGINNING OF PERIOD	534.5	590.2

RETAINED EARNINGS AT END OF PERIOD	$545.2	$605.6

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Balance Sheets	March 31	December 31
(Millions of Dollars)	2009	2008*
	(Unaudited)
ASSETS

Cash	$48.0	$19.9
Finance and other receivables, net of allowance for losses (2009 - $81.7 and 2008 - $87.6)	3,469.0	3,783.8
Due from PACCAR Inc and affiliates	693.9	1,211.6
Equipment on operating leases, net of accumulated depreciation (2009 - $212.4 and 2008 - $203.8)	593.9	637.7
Other assets	97.9	86.4

TOTAL ASSETS	$4,902.7	$5,739.4

LIABILITIES

Accounts payable, accrued expenses and other	$190.7	$242.0
Due to PACCAR Inc and affiliates	378.9	47.3
Commercial paper	912.1	2,063.6
Medium-term notes	2,198.5	2,270.0
Income taxes – current and deferred	431.7	353.3

TOTAL LIABILITIES	$4,111.9	$4,976.2

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	245.0	237.8
Retained earnings	545.2	534.5
Accumulated other comprehensive loss	(44.9)	(54.6)

TOTAL STOCKHOLDER’S EQUITY	$790.8	$763.2

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,902.7	$5,739.4

*The December 31, 2008 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Three Months Ended March 31
	2009	2008

OPERATING ACTIVITIES

Net income	$10.7	$15.4
Items included in net income not affecting cash:
Depreciation and amortization	30.3	24.7
Provision for losses on receivables	7.5	12.5
Decrease in deferred tax liability	(17.0)	(3.1)
Administrative fees for services from PFSC	7.2	8.4
Increase (decrease) in payables and other	13.5	(18.5)

NET CASH PROVIDED BY OPERATING ACTIVITIES	52.2	39.4

INVESTING ACTIVITIES

Finance and other receivables originated	(89.2)	(261.1)
Collections on finance and other receivables	368.1	431.6
Net decrease in wholesale receivables	25.8	30.6
Net decrease in loans and leases to PACCAR Inc and affiliates	516.8	4.2
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(30.2)	(33.1)
Proceeds from disposal of equipment	43.4	15.4
Other	(5.8)	(12.7)

NET CASH PROVIDED BY INVESTING ACTIVITIES	828.9	174.9

FINANCING ACTIVITIES

Net decrease in commercial paper	(1,151.5)	(169.8)
Proceeds from medium-term notes	178.5
Payments of medium-term notes	(250.0)	(50.0)
Advances from PACCAR Inc	370.0	.7

NET CASH USED IN FINANCING ACTIVITIES	(853.0)	(219.1)

NET INCREASE (DECREASE) IN CASH	28.1	(4.8)

CASH AT BEGINNING OF PERIOD	19.9	25.6

CASH AT END OF PERIOD	$48.0	$20.8

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)
(Millions of Dollars)

NOTE A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B – Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2009 and full year 2008 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

During the first quarter of 2009 PACCAR loaned the Company $370.0 from the proceeds of PACCAR’s $750.0 fixed rate medium-term note issuance in February 2009.  The Company’s loans mature in 2012 and 2014.

There were no dividends declared or paid during the first quarter of 2009 or the first quarter of 2008.  The Company declared and paid a dividend of $100.0 in the fourth quarter of 2008.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from three additional facilities owned by PACCAR and five facilities leased by PACCAR.

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

Company employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR.  Expenses incurred by the Company for the defined contribution plan benefits are based on the actual contribution made on the behalf of participating employees and are included in selling, general and administrative expenses.

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

Amounts outstanding at March 31, 2009 and December 31, 2008, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	March 31 2009	December 31 2008
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$300.7	$814.5
Loans due from foreign finance affiliates	377.9	378.9
Direct financing leases due from affiliate	13.2	15.2
Receivables	2.1	3.0
Total	$693.9	$1,211.6

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$370.6	$.6
Payables	8.3	46.7
Total	$378.9	$47.3

The Company provides direct financing leases to a dealer location operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of March 31, 2009 in the amount of $5.1 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

NOTE C – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income, net of related tax, were as follows:

	Three Months Ended
	March 31
	2009	2008
Net income	$10.7	$15.4
Other comprehensive income:
Unrealized net gain (loss) on derivative contracts	9.7	(31.4)
Total comprehensive income (loss)	$20.4	$(16.0)

The unrealized net gain on derivative contracts in the three months ended March 31, 2009 was due to an increase in the fair value of the Company’s floating to fixed interest rate swap contracts.

Accumulated other comprehensive loss of $(44.9) and $(54.6) at March 31, 2009 and December 31, 2008, respectively, is comprised of the unrealized net loss on derivative contracts.

NOTE D – Fair Value Measurements

The Company adopted Statement No. 157, Fair Value Measurements (FAS 157) effective January 1, 2008 with no effect on the financial statements. FAS 157 defines fair value and establishes a three-level hierarchy for measuring fair value of certain financial instruments based on the source of information used to determine fair value. FAS 157 also expands disclosures about fair value measurements. The hierarchy of fair value measurements is described below:

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

The Company’s derivative contracts consist of interest rate contracts. These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates and yield curves.  At March 31, 2009, the Company’s liability related to these interest rate derivatives totaled $73.0 and were the only instruments categorized as Level 2. There were no Level 1 or 3 assets or liabilities.

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities effective January 1, 2009. Derivative financial instruments are used as hedges to manage exposures to fluctuations in interest rates. They are designated as cash flow hedges and may qualify for hedge accounting. Derivative instruments that do not qualify for hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit rating are used to minimize the risks of counterparty default. The Company had no material exposures to default at March 31, 2009.

The Company enters into interest rate contracts, including cap agreements. Interest rate contracts generally involve the exchange of fixed and floating rate interest payments. These contracts are used to manage exposures to fluctuation in interest rates. Net amounts paid or received are reflected as adjustments to interest expense. The notional amount of these contracts totaled $2,200.3 with amounts expiring annually over the next five years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by counterparty, the risk in these transactions is the cost of replacing the interest rate contract at current market rates.

Notional maturities for all interest rate contracts over the next five years are $749.3 for the remainder of 2009, $814.0 for 2010, $425.0 for 2011, $204.0 for 2012 and $8.0 for 2013. These contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Derivative assets are included in the consolidated balance sheets in “Other assets.” Derivative liabilities are included in “Accounts payable, accrued expenses and other.”

The following table presents the locations and fair values of derivative financial instruments designated under hedge accounting at March 31, 2009:

Liabilities
Derivatives designated under hedge accounting:
Interest rate contracts:
Accounts payable, accrued expenses and other	$73.0
Total	$73.0

Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses for interest rate contracts are recognized as an adjustment to interest expense.  Of the accumulated net loss included in other comprehensive income as of March 31, 2009, $22.8, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

All of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression and the change in variable cash flows method to assess and measure effectiveness of interest rate contracts. Gains or losses on the effective portion of derivatives designated and qualifying as cash flow hedges that arise from changes in fair value are initially reported in other comprehensive income. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings.

The following table presents the effects of derivative instruments designated as cash flow hedges on the statement of income and retained earnings and on other comprehensive income (OCI) for the three months ended March 31, 2009:

	Pretax Loss on Derivative Contracts Recognized in OCI	Expense Reclassified from Accumulated OCI into Income	Loss Recognized in Income on Derivative (ineffective portion)
Derivatives designated as cash flow hedges:
Interest rate contracts:
Interest and other borrowing expenses		$(16.8)	$(.3)
Other Comprehensive Income	$(1.6)
Total	$(1.6)	$(16.8)	$(.3)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

Net income

The Company’s net income was $10.7 for the first quarter of 2009 compared to $15.4 for the first quarter of 2008. The decrease in net income was primarily the result of lower finance margin from lower portfolio balances and lower interest rates somewhat offset by lower selling, general and administrative expenses and a lower provision for losses.

Revenue

Interest and other revenue in the first quarter of 2009 decreased $24.2 to $109.1 from $133.3 in the first quarter of 2008. The decrease was primarily due to declines in interest and fee revenue of $20.4 and lower insurance premiums. The Company discontinued originating physical damage insurance on new retail loan business as it was not integral to its finance business.  The existing physical damage contracts will remain in effect until maturity.

The following table summarizes the changes in interest and fee income:

Three months ended March 31

Interest and fee income – 2008	$83.9

Lower average balances	(15.5)
Change in yield	(4.9)

Interest and fee income – 2009	$63.5

Finance and other receivables declined due to lower new loan volume. The reduction in average loan yields in the first quarter of 2009 was due to lower market interest rates.  Operating lease and rental revenue was comparable to the first quarter of 2008, as the effect of higher operating lease assets was offset by lower market interest rates.

Expenses

Interest and other borrowing expenses in the first quarter of 2009 decreased $8.7 to $37.1 from $45.8 in the first quarter of 2008, as summarized in the table below:

Three months ended March 31

Interest and borrowing expenses – 2008	$45.8

Lower average balances	(6.5)
Lower borrowing rates	(2.2)

Interest and borrowing expenses – 2009	$37.1

The decline in average debt balances was due to a reduction in the average asset portfolio resulting in lower funding requirements and the reduction in borrowing rates was due to lower market interest rates.  Depreciation and other rental expenses increased in the first quarter of 2009 from the first quarter in 2008 due to an increase in operating lease assets.  Insurance claims and other expenses decreased in the first quarter of 2009 from the first quarter in 2008 as a result of fewer contracts outstanding.   The provision for losses on receivables for the first quarter of 2009 decreased $5.0 from the first quarter of 2008 primarily due to lower finance receivables.

The Company’s effective income tax rate was 38.2% for the first quarter of 2009 and the first quarter of 2008.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Three Months Ended	Three Months Ended	Year Ended
	March 31	March 31	December 31
	2009	2008	2008
Balance at beginning of period	$87.6	$92.6	$92.6
Provision for losses	7.5	12.5	68.2
Credit losses	(14.3)	(12.9)	(75.2)
Recoveries	.9	.4	2.0
Balance at end of period	$81.7	$92.6	$87.6

Ratios:

Credit losses net of recoveries ($13.4 in 2009) to average total portfolio ($3,564.3 in 2009) annualized at March 31, 2009 and 2008	1.52%	1.15%	1.77%

Allowance for losses ($81.7 in 2009) to period-end total portfolio ($3,550.7 in 2009)	2.30%	2.10%	2.26%

Period-end retail loan and lease receivables past due, over 30 days, ($71.0 in 2009) to period-end retail loan and lease receivables ($3,090.9 in 2009)	2.30%	2.50%	2.27%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry.  The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31		March 31		December 31
	2009		2008		2008
Retail loans	$2,016.0	57%	$2,542.9	58%	$2,193.1	57%
Retail leases	1,074.9	30%	1,174.4	26%	1,133.5	29%
Dealer wholesale financing	327.1	9%	423.4	10%	352.9	9%
Dealer master notes	132.7	4%	278.8	6%	191.9	5%
Total portfolio	$3,550.7	100%	$4,419.5	100%	$3,871.4	100%

In the first quarter of 2009, a continued economic slowdown has resulted in credit losses of $14.3 compared to $12.9 in the first quarter of 2008, as some truck owners have experienced lower operating profits and cashflows which have affected their ability to make timely payments. Credit losses decreased in the first quarter of 2009 when compared to credit losses of $18.8 in the fourth quarter of 2008. The percentage of retail loan and lease receivables past due over 30 days has increased to 2.30% as of March 31, 2009 compared to 2.27% at December 31, 2008. The retail loan and lease receivables past due over 30 days ratio was 2.50% at March 31, 2008. The allowance for losses as a percentage of the total portfolio increased to 2.30% at March 31, 2009 from 2.26% as of December 31, 2008.

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

Funding and Liquidity

During the first three months of 2009, the Company maintained its Moody’s and Standard & Poor’s short-and long-term debt ratings.

The Company’s debt ratings at March 31, 2009 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s credit rating.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In 2006, the Company filed a shelf registration statement to issue medium-term notes. The registration expires in November 2009 and does not limit the principal amount of debt securities that may be issued during the period.  The Company intends to file a new shelf registration statement under the Securities Act of 1933 in November 2009.

On October 20, 2008, the Company was approved to participate in the Commercial Paper Funding Facility offered by the Federal Reserve Bank of New York.  Under this funding facility, the Company may issue 90-day commercial paper through October 30, 2009.  The maximum amount of commercial paper that the Company may have outstanding under this program is $1,456.8.  As of March 31, 2009, the Company had no commercial paper outstanding under this program.

During the first quarter of 2009 PACCAR loaned the Company $370.0 from the proceeds of PACCAR’s $750.0 fixed rate medium-term note issuance in February 2009.  The Company’s loans mature in 2012 and 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR Inc.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at March 31, 2009. Of this amount, $2,000 expires in June 2009 and $1,000 expires in 2012. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,040 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $960 is allocated to the following subsidiaries: $455 is available for use by PACCAR’s Canadian financial subsidiary, $400 is available for use by PACCAR’s Mexican subsidiary, and $105 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2009 and the year ended December 31, 2008.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s 2008 Annual Report on Form 10-K continues to be relevant.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2009. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2008 Annual Report on Form 10-K.

ITEM 4 & 4T.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2009 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

For items 1 and 5, there was no reportable information during the three months ended March 31, 2009.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(A) and (B).

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2008 Annual Report Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2009.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 6, 2009	By	/s/ Timothy M. Henebry
Timothy M. Henebry President (Authorized Officer)

		By	/s/ Nanette C. Anderson
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

12                                                      Statements re computation of ratios:

(a)          Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2009 and 2008.

(b)         Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three month periods ended March 31, 2009 and 2008.

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