Form 10-Q
period 2009-06-30
PACCAR FINANCIAL CORP
filed 2009-08-10
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Common Stock, $100 par value—145,000 shares as of July 31, 2009

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited) (Millions of Dollars)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Interest and fees	$58.4	$77.9	$121.8	$161.8
Operating lease and rental income	38.2	42.0	78.7	82.3
Insurance premiums and other	4.6	7.4	9.8	16.5

TOTAL INTEREST AND OTHER REVENUE	101.2	127.3	210.3	260.6

Interest and other borrowing expenses	34.4	40.5	71.5	86.3
Depreciation and other rental expenses	34.4	34.5	70.0	66.9
Insurance claims and other expenses	3.6	3.2	5.5	7.5
Selling, general and administrative expenses	9.8	13.4	19.5	26.7
Provision for losses on receivables	13.7	18.2	21.2	30.7

TOTAL EXPENSES	95.9	109.8	187.7	218.1

INCOME BEFORE INCOME TAXES	5.3	17.5	22.6	42.5

Income taxes	2.0	6.7	8.6	16.3

NET INCOME	3.3	10.8	14.0	26.2

RETAINED EARNINGS AT BEGINNING OF PERIOD	545.2	605.7	534.5	590.3
Dividends paid	100.0		100.0

RETAINED EARNINGS AT END OF PERIOD	$448.5	$616.5	$448.5	$616.5

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

BALANCE SHEETS (Millions of Dollars)	June 30 2009	December 31 2008*
	(Unaudited)
ASSETS

Cash	$11.3	$19.9
Finance and other receivables, net of allowance for losses (2009 - $81.0 and 2008 - $87.6)	3,275.7	3,783.8
Due from PACCAR Inc and affiliates	474.3	1,211.6
Equipment on operating leases, net of accumulated depreciation (2009 - $187.3 and 2008 - $203.8)	540.0	637.7
Other assets	115.9	86.4

TOTAL ASSETS	$4,417.2	$5,739.4

LIABILITIES

Accounts payable, accrued expenses and other	$165.4	$242.0
Due to PACCAR Inc and affiliates	388.7	47.3
Commercial paper	1,072.9	2,063.6
Medium-term notes	1,648.5	2,270.0
Income taxes – current and deferred	437.7	353.3

TOTAL LIABILITIES	$3,713.2	$4,976.2

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	248.4	237.8
Retained earnings	448.5	534.5
Accumulated other comprehensive loss	(38.4)	(54.6)

TOTAL STOCKHOLDER’S EQUITY	$704.0	$763.2

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,417.2	$5,739.4

*	The December 31, 2008 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)	Six Months Ended June 30
	2009	2008
OPERATING ACTIVITIES

Net income	$14.0	$26.2
Items included in net income not affecting cash:
Depreciation and amortization	59.7	50.3
Provision for losses on receivables	21.2	30.7
Decrease in deferred tax liability	(32.7)	(1.0)
Administrative fees for services from PFSC	10.6	13.7
Increase (decrease) in payables and other	35.3	(37.1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	108.1	82.8

INVESTING ACTIVITIES

Finance and other receivables originated	(208.3)	(621.2)
Collections on finance and other receivables	667.7	868.1
Net decrease in wholesale receivables	58.5	52.7
Net decrease in loans and leases to PACCAR Inc and affiliates	735.6	41.0
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(81.8)	(102.3)
Proceeds from disposal of equipment	67.1	25.9
Other	(13.3)	(19.0)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,225.5	245.2

FINANCING ACTIVITIES

Net decrease in commercial paper	(990.7)	(424.0)
Proceeds from medium-term notes	178.5	145.0
Payments of medium-term notes	(800.0)	(50.0)
Advances from PACCAR Inc	370.0
Dividends paid	(100.0)

NET CASH USED IN FINANCING ACTIVITIES	(1,342.2)	(329.0)

NET DECREASE IN CASH	(8.6)	(1.0)

CASH AT BEGINNING OF PERIOD	19.9	25.6

CASH AT END OF PERIOD	$11.3	$24.6

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The Company has evaluated subsequent events through August 10, 2009, the date the financial statements were issued.

NOTE B – Finance and Other Receivables

Loans represent fixed- or floating - rate loans to customers collateralized by the vehicles purchased. Retail direct financing leases are contracts leasing equipment to retail customers and dealers. These leases are reported as the sum of minimum lease payments receivable and the estimated residual value of the property subject to the contracts, reduced by unearned interest on finance leases which is shown separately. Dealer wholesale financing represents floating - rate wholesale loans to PACCAR dealers for new and used trucks. The loans are collateralized by the trucks being financed. Interest and other receivables are interest due on loans and leases and other amounts due in the normal course of business. Dealer master notes are offered to selected dealers for new and used trucks. Retail installment contracts originated by the dealer for new and used trucks which meet the Company’s requirement as to form, terms and creditworthiness for retail contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer. Master notes have fixed or floating interest rates. Allowance for losses on loans, leases and other are evaluated together as a group since they relate to a similar customer base and their contractual terms require regular payment of principal and interest over 12 to 60 months and are secured by the same type of collateral. The Company specifically evaluates large accounts with past due balances or that otherwise are deemed to be at a higher risk of credit loss.

Finance and other receivables include the following:

	June 30 2009	December 31 2008
Retail loans	$1,834.9	$2,150.5
Retail direct financing leases	1,211.4	1,291.0
Dealer wholesale financing	294.4	352.9
Dealer master notes	125.2	191.9
Interest and other receivables	29.6	42.6
Unearned Interest:
Finance leases	(138.8)	(157.5)

Total portfolio	3,356.7	3,871.4
Less allowance for losses:
Loans, leases and other	(79.2)	(85.3)
Dealer wholesale financing	(1.8)	(2.3)

Total portfolio, net of allowance for losses	$3,275.7	$3,783.8

FORM 10-Q

PACCAR FINANCIAL CORP.

NOTE C – Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2009 and full year 2008 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

The Company declared and paid a dividend of $100.0 during the second quarter of 2009 and in the fourth quarter of 2008, respectively. There were no dividends declared or paid during the first six months of 2008.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from three additional facilities owned by PACCAR and five facilities leased by PACCAR.

Company employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan are included in selling, general and administrative expenses.

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

FORM 10-Q

PACCAR FINANCIAL CORP.

Amounts outstanding at June 30, 2009 and December 31, 2008, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	June 30 2009	December 31 2008
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$154.1		$814.5
Loans due from foreign finance affiliates	306.7		378.9
Direct financing leases due from affiliate	12.2		15.2
Other	1.3		3.0

Total	$474.3		$1,211.6

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$370.0	$
Other	18.7		47.3

Total	$388.7		$47.3

The Company provides direct financing leases to a dealer location operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of June 30, 2009 in the amount of $5.1 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

NOTE D – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income, net of related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income	$3.3	$10.8	$14.0	$26.2
Other comprehensive income:
Unrealized gain on derivative contracts	10.7	51.7	26.0	.9
Tax effect	(4.2)	(19.8)	(9.8)	(.4)

	6.5	31.9	16.2	.5

Total comprehensive income	$9.8	$42.7	$30.2	$26.7

The unrealized net gain on derivative contracts in the three and six months ended June 30, 2009 was due to an increase in the fair value of the Company’s floating to fixed interest rate swap contracts.

FORM 10-Q

PACCAR FINANCIAL CORP.

Accumulated other comprehensive loss of $(38.4) and $(54.6) at June 30, 2009 and December 31, 2008, respectively, is comprised of the unrealized net loss on derivative contracts.

NOTE E – Fair Value Measurements

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

Derivative Financial Instruments: Derivative financial instruments, including interest rate contracts, are carried at fair value. Fair values are based on quoted market prices or pricing models using current market rates. These derivative contracts are traded over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates and yield curves. These contracts are categorized as Level 2 and are included in “Accounts payable, accrued expenses and other” on the Balance Sheets.

Accounts Payable, Accrued Expenses and Other: Carrying amounts approximate fair value and have been excluded from the accompanying table.

The Company has used trucks held for sale. The carrying amount of used trucks held for sale is written down when appropriate to reflect their fair value. The fair value of used trucks is determined based on management’s evaluation of factors such as recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. The cost of used truck write-downs during the quarter and six months ended June 30, 2009 were $3.1 and $4.3, respectively. Of the $4.3 year-to-date losses, $.7 was recorded as credit losses and $3.6 as operating lease expense. The amount of used truck write-downs was $8.4 for the year ended December 31, 2008. These assets are categorized as Level 2 and are included in “Other assets” on the Balance Sheets. There were no Level 1 or 3 assets or liabilities.

FORM 10-Q

PACCAR FINANCIAL CORP.

June 30, 2009	Level 2
Assets:
Used trucks held for sale	$79.5

Liabilities:
Derivative liability	$62.3

December 31, 2008	Level 2
Assets:
Used trucks held for sale	$55.9

Liabilities:
Derivative liability	$88.3

The carrying amount and fair value of fixed rate loans are as follows:

	As of June 30 2009		As of December 31 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate loans	$1,777.0	$1,827.8	$2,145.6	$2,137.3

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used as hedges to manage exposures to fluctuations in interest rates. They are designated as cash flow hedges and may qualify for hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at June 30, 2009.

The Company enters into interest rate contracts, including cap agreements. Interest rate contracts generally involve the exchange of fixed and floating rate interest payments. These contracts are used to manage exposures to fluctuations in interest rates. Net amounts paid or received are reflected as adjustments to interest expense. At June 30, 2009, the notional amount of these contracts totaled $1,974.5 with amounts expiring annually over the next five years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by counterparty, the risk in these transactions is the cost of replacing the interest rate contract at current market rates.

Notional maturities for all interest rate contracts over the next five years are $523.5 for the remainder of 2009, $814.0 for 2010, $425.0 for 2011, $204.0 for 2012 and $8.0 for 2013. These contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

FORM 10-Q

PACCAR FINANCIAL CORP.

The following table presents the balance sheet locations and fair values of derivative financial instruments designated under hedge accounting at June 30, 2009:

Liabilities
Interest rate contracts designated under hedge accounting:
Accounts payable, accrued expenses and other	$62.3

Total	$62.3

Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses for interest rate contracts are recognized as an adjustment to interest expense. Of the accumulated net loss included in other comprehensive income as of June 30, 2009, $25.2, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

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

The following table presents the effects of derivative instruments designated as cash flow hedges on the statement of income and retained earnings and on other comprehensive income (OCI) for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	Interest Rate Contracts	Interest Rate Contracts
Pre-tax loss on derivative contracts recognized in OCI:
Other comprehensive Income	$7.7	$9.3

Expense reclassified from accumulated OCI into income:
Interest and other borrowing expenses	$18.4	$35.3

(Income) expense recognized in income on derivative contracts (ineffective portion):
Interest and other borrowing expenses	$(.2)	$.2

FORM 10-Q

PACCAR FINANCIAL CORP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Average Earning Assets, New Business Volume, Revenue and Net Income

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Average Earning Assets by product
Retail loans and direct financing leases	$3,010.0	$3,670.2	$3,094.9	$3,721.1
Equipment on Operating Leases	543.3	489.3	582.1	482.8
Dealer wholesale financing	296.8	432.4	308.4	429.6
Dealer master notes	128.5	251.2	135.2	266.2

Total	$3,978.6	$4,843.1	$4,120.6	$4,899.7

New Business Volume	$170.7	$420.3	$296.7	$714.4

Revenue by product
Retail loans and direct financing leases	$51.8	$67.3	$108.4	$139.3
Equipment on Operating Leases	38.2	42.0	78.7	82.3
Dealer wholesale financing	2.6	4.5	5.2	9.7
Dealer master notes	1.4	2.9	2.9	6.6
Other	7.2	10.6	15.1	22.7

Total Revenue	$101.2	$127.3	$210.3	$260.6

Net Income	$3.3	$10.8	$14.0	$26.2

Results of Operations

Net income

The Company’s net income was $3.3 for the second quarter of 2009 compared to $10.8 for the second quarter of 2008. Net income was $14.0 for the first six months of 2009 compared to $26.2 for the first six months of 2008. The decrease in net income was primarily the result of lower finance margin from lower average earning asset balances and lower yields partially offset by a lower provision for losses and lower selling, general and administrative expenses.

Revenue

Second quarter and the first six months interest and other revenue decreased $26.1 and $50.3, respectively. These decreases were due to declines in interest and fee income of $19.5 and $40.0, respectively, lower operating lease and rental income and lower insurance premiums. The lower revenue is primarily due to lower interest earned from retail loans and direct financing leases related to a smaller average asset portfolio for these products. The lower insurance premiums resulted from discontinued physical damage insurance on new retail loan business as it was not integral to the Company’s finance business. The existing physical damage contracts will remain in effect until maturity.

FORM 10-Q

PACCAR FINANCIAL CORP.

Interest and fee income declined due to lower average balances and lower yields, as summarized below:

	Three Months Ended June 30	Six Months Ended June 30
Interest and fee income – 2008	$77.9	$161.8

Lower average balances	(16.4)	(31.9)
Decrease in yield	(3.1)	(8.1)

Interest and fee income – 2009	$58.4	$121.8

Average earning assets declined as a result of lower new loan volume related to lower retail truck sales. The reduction in average loan yields in the second quarter and first six months of 2009 was due to lower market interest rates.

Operating lease and rental revenue decreased primarily due to lower yields, as summarized below:

	Three Months Ended June 30	Six Months Ended June 30
Operating lease and rental income – 2008	$42.0	$82.3

Higher average balances	1.2	10.2
Decrease in yield	(5.0)	(13.8)

Operating lease and rental income – 2009	$38.2	$78.7

Yields on operating lease and rental assets declined due to lower short-term rental revenue reflecting weak market demand and lower yields on operating leases related to lower market rates. This was partially offset by the effect of higher operating lease assets. The average operating lease balance increased due to high new lease volume in the second half of 2008.

FORM 10-Q

PACCAR FINANCIAL CORP.

Expenses

Second quarter and the first six months interest and other borrowing expenses decreased primarily due to lower average debt balances, as summarized below:

	Three Months Ended June 30	Six Months Ended June 30
Interest and borrowing expenses – 2008	$40.5	$86.3

Lower average balances	(7.9)	(14.4)
Higher (lower) borrowing rates	1.8	(.4)

Interest and borrowing expenses – 2009	$34.4	$71.5

The decline in average debt balances for second quarter and first six months of 2009 was due to a reduction in the asset portfolio resulting in lower funding requirements. The increase in borrowing rates for the second quarter 2009 was due to higher market interest rates for medium-term debt. Borrowing rates for the six months ended June 30, 2009 declined from the first half of 2008 primarily due to lower short-term market interest rates partially offset by higher cost medium-term debt issued during the first quarter of 2009.

Depreciation and other rental expenses increased in the first six months of 2009 from the comparable period in 2008 due to an increase in operating lease assets. Insurance claims and other expenses decreased in the first six months of 2009 from the first six months in 2008 as a result of fewer contracts outstanding. The slight increase in insurance claims and other expenses during the second quarter of 2009 is primarily due to an increase in the cost of trucks sold that were purchased from PACCAR truck division customers as part of sales packages, which is included in this amount, offset by lower insurance claims expense.

The provision for losses on receivables for the second quarter and first six months of 2009 decreased $4.5 and $9.5, respectively, from the same periods in 2008 due to lower finance receivables and lower net charge-offs.

FORM 10-Q

PACCAR FINANCIAL CORP.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Six Months Ended June 30 2009	Year Ended December 31 2008	Six Months Ended June 30 2008
Balance at beginning of period	$87.6	$92.6	$92.6
Provision for losses	21.2	68.2	30.7
Credit losses	(29.7)	(75.2)	(31.4)
Recoveries	1.9	2.0	.9

Balance at end of period	$81.0	$87.6	$92.8

Ratios:

Credit losses net of recoveries ($27.8 in 2009) to average total portfolio ($3,538.5 in 2009) annualized at June 30, 2009 and 2008	1.58%	1.77%	1.42%

Allowance for losses ($81.0 in 2009) to period-end total portfolio ($3,356.7 in 2009)	2.41%	2.26%	2.16%

Period-end retail loan and lease receivables past due, over 30 days, ($96.8 in 2009) to period-end retail loan and lease receivables ($2,937.1 in 2009)	3.30%	2.27%	2.88%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30 2009		December 31 2008		June 30 2008
Retail loans	$1,864.5	55%	$2,193.1	57%	$2,480.3	58%
Retail leases	1,072.6	32%	1,133.5	29%	1,174.2	27%
Dealer wholesale financing	294.4	9%	352.9	9%	401.3	9%
Dealer master notes	125.2	4%	191.9	5%	234.4	6%

Total portfolio	$3,356.7	100%	$3,871.4	100%	$4,290.2	100%

In the first six months of 2009, credit losses net of recoveries decreased to $27.8 compared to $30.5 for the first six months of 2008 as a result of fewer repossessions partially due to fuel prices declining and a lower loss per repossession. Even though fuel prices have declined the economic recession has reduced demand for freight and put downward pressure on freight rates. The percentage of retail loan and lease receivables past due over 30 days increased to 3.30% as of June 30, 2009 compared to 2.27% at December 31, 2008. The retail loan and lease receivables past due over 30 days ratio was 2.88% at June 30, 2008.

FORM 10-Q

PACCAR FINANCIAL CORP.

The Company is actively working with its past due customers to get their payment status back to current. The allowance for losses as a percentage of the total portfolio increased to 2.41% at June 30, 2009 from 2.26% as of December 31, 2008.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The Company’s effective income tax rate was 37.7% for the second quarter of 2009 compared to 38.3% for the second quarter of 2008. The Company’s effective tax rate was 38.1% for the first six months of 2009 compared to 38.4% for the first six months of 2008.

Company Outlook

Company results are principally dependent on the generation of loans and leases and the related spread between the yields on loans and leases and borrowing costs, access to liquidity to generate new business and the level of credit losses. A reduction in average earning assets is expected to continue in 2009 as lower forecasted PACCAR truck sales will likely result in lower new business volume in the third and fourth quarters of 2009 compared to the prior year. Recessionary economic conditions are expected to continue to exert pressure on the profit margins of truck operators in the second half of 2009 and may lead to continued high past-due accounts, truck repossessions and voluntary truck returns. These factors are also expected to contribute to lower average assets and result in lower annual revenue and income when compared to the prior year.

Funding and Liquidity

During the first six months of 2009, the Company maintained its Moody’s and Standard & Poor’s short-and long-term debt ratings.

The Company’s debt ratings at June 30, 2009 are as follows:

	Moody’s	Standard and Poor’s
Commercial paper	P-1	A-1+
Senior unsecured debt	A1	AA-

The Company’s strong credit ratings are primarily based on PACCAR’s credit rating and benefit from the PACCAR support agreement.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In 2006, the Company filed a shelf registration statement to issue medium-term notes. The registration expires in November 2009 and does not limit the principal amount of debt securities that may be issued during the period. The Company intends to file a new shelf registration statement under the Securities Act of 1933 prior to expiration of the existing registration.

FORM 10-Q

PACCAR FINANCIAL CORP.

On October 20, 2008, the Company was approved to participate in the Commercial Paper Funding Facility offered by the Federal Reserve Bank of New York. Under this funding facility, the Company may issue 90-day commercial paper through February 1, 2010. The maximum amount of commercial paper that the Company may have outstanding under this program is $1,456.8. As of June 30, 2009, the Company had no commercial paper outstanding under this program.

During the first quarter of 2009 PACCAR loaned the Company $370.0 from the proceeds of PACCAR’s $750.0 fixed rate medium-term note issuance in February 2009. The Company’s loans mature in 2012 and 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at June 30, 2009. Of this amount, $2,000 expires in June 2010 and $1,000 expires in 2012. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $2,030 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $970 is allocated to the following subsidiaries: $485 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican subsidiary, $195 is available for use by PACCAR’s United Kingdom finance subsidiary and $90 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2009 and the year ended December 31, 2008.

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

There has been no material changes in the Company’s market risk during the six months ended June 30, 2009. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2008 Annual Report on Form 10-K.

FORM 10-Q

PACCAR FINANCIAL CORP.

ITEM 4 & 4T.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2009 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

For items 1 and 5, there was no reportable information during the six months ended June 30, 2009.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(a) and (b).

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2008 Annual Report Form 10-K. There has been no material changes in the Company’s risk factors during the six months ended June 30, 2009.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

FORM 10-Q

PACCAR FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date August 10, 2009	By	/s/ Timothy M. Henebry
Timothy M. Henebry
President
(Authorized Officer)

	By	/s/ Nanette C. Anderson
Nanette C. Anderson
Controller
(Chief Accounting Officer)

FORM 10-Q

PACCAR FINANCIAL CORP.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

3	Articles of incorporation and bylaws:

(a)	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

(b)	By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 dated October 20, 1983, File Number 0-12553).

4	Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to the Company’s Form 8-K dated November 3, 2006).

(b)	Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

(c)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

10	Material contracts:

(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12	Statements re computation of ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2009 and 2008.

(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six month periods ended June 30, 2009 and 2008.

FORM 10-Q

PACCAR FINANCIAL CORP.

31	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

32	Section 1350 Certifications:

(a)	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.