Form 10-Q
period 2009-09-30
PACCAR FINANCIAL CORP
filed 2009-11-05
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Common Stock, $100 par value—145,000 shares as of October 31, 2009

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited) (Millions of Dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Interest and fees	$55.5	$73.4	$177.3	$235.2
Operating lease and rental income	40.8	44.9	119.5	127.2
Used truck sales and other income	9.8	5.5	19.6	22.0

TOTAL INTEREST AND OTHER REVENUE	106.1	123.8	316.4	384.4

Interest and other borrowing expenses	32.1	39.1	103.6	125.4
Depreciation and other rental expenses	35.5	37.2	105.5	104.1
Cost of used truck sales and other expenses	8.9	1.2	14.4	8.7
Selling, general and administrative expenses	9.2	13.0	28.7	39.7
Provision for losses on receivables	12.9	24.4	34.1	55.1

TOTAL EXPENSES	98.6	114.9	286.3	333.0

INCOME BEFORE INCOME TAXES	7.5	8.9	30.1	51.4

Income taxes	2.5	3.4	11.1	19.7

NET INCOME	5.0	5.5	19.0	31.7

RETAINED EARNINGS AT BEGINNING OF PERIOD	448.5	616.5	534.5	590.3
Dividends paid			100.0

RETAINED EARNINGS AT END OF PERIOD	$453.5	$622.0	$453.5	$622.0

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

BALANCE SHEETS (Millions of Dollars)	September 30 2009	December 31 2008*
	(Unaudited)
ASSETS

Cash	$15.9	$19.9
Finance and other receivables, net of allowance for losses (2009 - $79.3 and 2008 - $87.6)	3,155.7	3,783.8
Due from PACCAR Inc and affiliates	288.0	1,211.6
Equipment on operating leases, net of accumulated depreciation (2009 - $196.1 and 2008 - $203.8)	605.8	637.7
Other assets	117.0	86.4

TOTAL ASSETS	$4,182.4	$5,739.4

LIABILITIES

Accounts payable, accrued expenses and other	$176.3	$242.0
Due to PACCAR Inc and affiliates	389.9	47.3
Commercial paper	1,322.5	2,063.6
Medium-term notes	1,148.5	2,270.0
Income taxes – current and deferred	427.3	353.3

TOTAL LIABILITIES	$3,464.5	$4,976.2

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	253.2	237.8
Retained earnings	453.5	534.5
Accumulated other comprehensive loss	(34.3)	(54.6)

TOTAL STOCKHOLDER’S EQUITY	$717.9	$763.2

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,182.4	$5,739.4

*	The December 31, 2008 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)	Nine Months Ended September 30
	2009	2008
OPERATING ACTIVITIES

Net income	$19.0	$31.7
Items included in net income not affecting cash:
Depreciation and amortization	89.9	79.1
Provision for losses on receivables	34.1	55.1
(Decrease) increase in deferred tax liability	(28.3)	24.5
Administrative fees for services from PFSC	15.4	18.4
Increase (decrease) in payables and other	40.8	(58.6)

NET CASH PROVIDED BY OPERATING ACTIVITIES	170.9	150.2

INVESTING ACTIVITIES

Finance and other receivables originated	(389.5)	(862.5)
Collections on finance and other receivables	975.5	1,293.6
Net decrease in wholesale receivables	30.7	89.7
Net decrease (increase) in loans and leases to PACCAR Inc and affiliates	922.9	(45.6)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(195.7)	(213.9)
Proceeds from disposal of equipment	84.5	45.5
Other	(10.7)	(25.2)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,417.7	281.6

FINANCING ACTIVITIES

Net decrease in commercial paper	(741.1)	(231.1)
Proceeds from medium-term notes	178.5	145.0
Payments of medium-term notes	(1,300.0)	(350.0)
Advances from PACCAR Inc	370.0
Dividends paid	(100.0)

NET CASH USED IN FINANCING ACTIVITIES	(1,592.6)	(436.1)

NET DECREASE IN CASH	(4.0)	(4.3)

CASH AT BEGINNING OF PERIOD	19.9	25.6

CASH AT END OF PERIOD	$15.9	$21.3

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The Company has evaluated subsequent events through November 5, 2009, the date the financial statements were issued.

NOTE B – Finance and Other Receivables

Retail loans represent fixed- or floating - rate loans to customers collateralized by the vehicles purchased, reported net of interest and other receivables. Retail direct financing leases are contracts leasing equipment to retail customers and dealers. These leases are reported as the sum of minimum lease payments receivable and the estimated residual value of the property subject to the contracts, reduced by unearned interest on finance leases which is shown separately. Dealer wholesale financing represents floating - rate wholesale loans to PACCAR dealers for new and used trucks. The loans are collateralized by the trucks being financed. Interest and other receivables are interest due on loans and leases and other amounts due in the normal course of business. Dealer master notes are offered to selected dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks which meet the Company’s requirement as to form, terms and creditworthiness for retail contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer. Master notes have fixed or floating interest rates. Allowance for losses on loans, leases and other are evaluated together as a group since they relate to a similar customer base and their contractual terms require regular payment of principal and interest over 12 to 60 months and are secured by the same type of collateral. The Company specifically evaluates large accounts with past due balances or that otherwise are deemed to be at a higher risk of credit loss.

FORM 10-Q

PACCAR FINANCIAL CORP.

Finance and other receivables include the following:

	September 30 2009	December 31 2008
Retail loans	$1,717.0	$2,150.5
Retail direct financing leases	1,184.5	1,291.0
Dealer wholesale financing	322.2	352.9
Dealer master notes	114.8	191.9
Interest and other receivables	27.9	42.6
Unearned Interest:
Finance leases	(131.4)	(157.5)

Total portfolio	3,235.0	3,871.4
Less allowance for losses:
Loans, leases and other	(77.5)	(85.3)
Dealer wholesale financing	(1.8)	(2.3)

Total portfolio, net of allowance for losses	$3,155.7	$3,783.8

NOTE C – Transactions with PACCAR Inc and Affiliates

The Company and PACCAR Inc (“PACCAR”) are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2009 and full year 2008 was met without assistance. The Company determines the amount of PACCAR assistance, if any, at the end of each year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

FORM 10-Q

PACCAR FINANCIAL CORP.

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

Amounts outstanding at September 30, 2009 and December 31, 2008, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	September 30 2009	December 31 2008
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$7.4		$814.5
Loans due from foreign finance affiliates	266.6		378.9
Direct financing leases due from affiliate	11.7		15.2
Other	2.3		3.0

Total	$288.0		$1,211.6

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$370.0	$
Other	19.9		47.3

Total	$389.9		$47.3

The Company provides direct financing leases to a dealer location operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of September 30, 2009 in the amount of $5.1 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

FORM 10-Q

PACCAR FINANCIAL CORP.

NOTE D – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income (OCI) were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net income	$5.0	$5.5	$19.0	$31.7
Other comprehensive income:
Unrealized gain on derivative contracts	6.6	5.8	32.6	6.7
Tax effect	(2.5)	(2.3)	(12.3)	(2.7)

	4.1	3.5	20.3	4.0

Total comprehensive income	$9.1	$9.0	$39.3	$35.7

The unrealized net gain on derivative contracts in the three and nine months ended September 30, 2009 was due to an increase in the fair value of the Company’s floating to fixed interest rate swap contracts.

Accumulated other comprehensive loss of $(34.3) and $(54.6) at September 30, 2009 and December 31, 2008, respectively, is comprised of the unrealized net loss on derivative contracts.

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

FORM 10-Q

PACCAR FINANCIAL CORP.

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

The Company has used trucks held for sale. The carrying amount of used trucks held for sale is written down when appropriate to reflect their fair value. The fair value of used trucks is determined based on management’s evaluation of factors such as recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. Used truck write-downs during the quarter and nine months ended September 30, 2009 were $.3 and $4.6, respectively. Of the $4.6 year-to-date losses, $1.1 was recorded as credit losses and $3.5 as operating lease expense. The amount of used truck write-downs was $8.4 for the year ended December 31, 2008. These assets are categorized as Level 2 and are included in “Other assets” on the Balance Sheets. There were no Level 1 or 3 assets or liabilities.

Level 2 Assets and Liabilities	September 30 2009	December 31 2008
Assets:
Used trucks held for sale	$83.5	$55.9

Liabilities:
Derivative liability	$55.7	$88.3

The carrying amount and fair value of fixed rate loans are as follows:

	As of September 30 2009		As of December 31 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate loans	$1,653.3	$1,702.1	$2,145.6	$2,137.3

FORM 10-Q

PACCAR FINANCIAL CORP.

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used as hedges to manage exposures to fluctuations in interest rates. They are designated as cash flow hedges and may qualify for hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at September 30, 2009.

The Company enters into interest rate contracts, including cap agreements. Interest rate contracts generally involve the exchange of fixed and floating rate interest payments. These contracts are used to manage exposures to fluctuations in interest rates. Net amounts paid or received are reflected as adjustments to interest expense. At September 30, 2009, the notional amount of these contracts totaled $1,720.0 with amounts expiring annually over the next five years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by the counterparty, the risk in these transactions is the cost of replacing the interest rate contract at current market rates.

Notional maturities for all interest rate contracts over the next five years are $269.0 for the remainder of 2009, $814.0 for 2010, $425.0 for 2011, $204.0 for 2012 and $8.0 for 2013. These contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

At September 30, 2009, Interest rate contracts designated under hedge accounting had a fair value of $55.7 and were are classified on the balance sheets in Accounts payable, accrued expenses and other.

Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses for interest rate contracts are recognized as an adjustment to interest expense. Of the amounts included in accumulated other comprehensive income as of September 30, 2009, $23.5, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

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

FORM 10-Q

PACCAR FINANCIAL CORP.

The following table presents the effects of derivative instruments designated as cash flow hedges on the statement of income and retained earnings and on other comprehensive income (OCI) for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	Interest Rate Contracts	Interest Rate Contracts
Pre-tax loss on derivative contracts recognized in OCI:
Other comprehensive income	$(12.2)	$(21.5)

Expense reclassified from accumulated OCI into income:
Interest and other borrowing expenses	$18.8	$54.1

Expense recognized in income on derivative contracts (ineffective portion):
Interest and other borrowing expenses	$–	$.1

FORM 10-Q

PACCAR FINANCIAL CORP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Average Earning Assets, New Business Volume, Revenue and Net Income

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Average Earning Assets by product
Retail loans and direct financing leases	$2,851.9	$3,550.8	$3,013.1	$3,664.4
Equipment on Operating Leases	569.2	544.0	577.7	503.3
Dealer wholesale financing	314.2	396.3	310.3	418.5
Dealer master notes	120.2	205.4	130.3	246.1

Total	$3,855.5	$4,696.5	$4,031.4	$4,832.3

New Business Volume	$296.6	$343.6	$593.3	$1,058.0

Revenue by product
Retail loans and direct financing leases	$48.7	$64.4	$157.1	$203.6
Equipment on Operating Leases	40.8	44.9	119.5	127.2
Dealer wholesale financing	2.5	3.8	7.7	13.6
Dealer master notes	1.2	2.4	4.1	9.0
All other	12.9	8.3	28.0	31.0

Total Revenue	$106.1	$123.8	$316.4	$384.4

Net Income	$5.0	$5.5	$19.0	$31.7

Results of Operations

Net income

The Company’s net income was $5.0 for the third quarter of 2009 compared to $5.5 for the third quarter of 2008. Net income was $19.0 for the first nine months of 2009 compared to $31.7 for the first nine months of 2008. The decrease in net income was primarily the result of lower finance margin from lower average earning asset balances and lower yields partially offset by a lower provision for losses and lower selling, general and administrative expenses.

Revenue

Total interest and other revenue in the third quarter and first nine months of 2009 decreased $17.7 and $68.0 to $106.1 and $316.4, respectively. These decreases were due to declines in interest and fee income and lower operating lease and rental income. The lower revenue is primarily due to lower interest earned from retail loans and direct financing leases related to a smaller average asset portfolio for these products. Used truck sales and other income increased in the third quarter of 2009 primarily due to higher sales of used trucks acquired from PACCAR truck division customers as part of new truck sales packages. This was offset in both the third quarter and nine months ended 2009 by lower insurance premiums from discontinued physical damage insurance on new retail loan business which was not integral to the Company’s finance business. The existing physical damage contracts will remain in effect until maturity.

FORM 10-Q

PACCAR FINANCIAL CORP.

Interest and fee income declined due to lower average balances and lower yields, as summarized below:

	Three Months Ended September 30	Nine Months Ended September 30
Interest and fee income – 2008	$73.4	$235.2

Lower average balances	(15.1)	(47.0)
Decrease in yield	(2.8)	(10.9)

Interest and fee income – 2009	$55.5	$177.3

Average earning assets declined as a result of lower new loan volume related to lower retail truck sales. The reduction in average loan and direct finance lease yields in the third quarter and first nine months of 2009 was due to lower market interest rates.

Operating lease and rental revenue decreased primarily due to lower yields, as summarized below:

	Three Months Ended September 30	Nine Months Ended September 30
Operating lease and rental income – 2008	$44.9	$127.2

Higher average balances	.2	10.4
Decrease in yield	(4.3)	(18.1)

Operating lease and rental income – 2009	$40.8	$119.5

Revenue from short-term rental assets and yields on operating leases declined primarily due to lower short-term rental utilization reflecting weak market demand and lower market rates. This was partially offset by the effect of higher operating lease assets. The average operating lease balance increased due to higher new lease volume in the fourth quarter of 2008 and first nine months of 2009.

FORM 10-Q

PACCAR FINANCIAL CORP.

Expenses

For the third quarter and the first nine months of 2009, interest and other borrowing expenses decreased primarily due to lower average debt balances, as summarized below:

	Three Months Ended September 30	Nine Months Ended September 30
Interest and other borrowing expenses – 2008	$39.1	$125.4

Lower average balances	(6.6)	(21.0)
Lower borrowing rates	(.4)	(.8)

Interest and other borrowing expenses – 2009	$32.1	$103.6

The decline in average debt balances for the third quarter and first nine months of 2009 was due to a reduction in the asset portfolio resulting in lower funding requirements. Borrowing rates for the third quarter and nine months ended September 30, 2009 declined from the third quarter and nine months ended September 30, 2008 primarily due to lower short-term market interest rates partially offset by higher cost medium-term debt issued during the first quarter of 2009.

Depreciation and other rental expenses decreased slightly in the third quarter of 2009 from the comparable period in 2008 due to a decrease in expenses related to short-term rental units. The increase in the first nine months of 2009 from the comparable period in 2008 is due to an increase in operating lease assets. Cost of used trucks and other expenses increased in the third quarter and first nine months of 2009 from the third quarter and first nine months in 2008 primarily due to an increase in used trucks sold related to sales packages, offset by lower insurance claims expense.

The provision for losses on receivables for the third quarter and first nine months of 2009 decreased $11.5 and $21.0, respectively, from the same periods in 2008 due to lower finance receivables and lower net charge-offs.

FORM 10-Q

PACCAR FINANCIAL CORP.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Nine Months Ended September 30 2009	Year Ended December 31 2008	Nine Months Ended September 30 2008
Balance at beginning of period	$87.6	$92.6	$92.6
Provision for losses	34.1	68.2	55.1
Credit losses	(45.2)	(75.2)	(56.4)
Recoveries	2.8	2.0	1.4

Balance at end of period	$79.3	$87.6	$92.7

Ratios:

Credit losses net of recoveries ($42.4 in 2009) to average total portfolio ($3,453.7 in 2009) annualized at September 30, 2009 and 2008	1.64%	1.77%	1.74%

Allowance for losses ($79.3 in 2009) to period-end total portfolio ($3,235.0 in 2009)	2.45%	2.26%	2.29%

Period-end retail loan and lease receivables past due, over 30 days, ($75.6 in 2009) to period-end retail loan and lease receivables ($2,798.0 in 2009)	2.70%	2.27%	1.89%

FORM 10-Q

PACCAR FINANCIAL CORP.

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30 2009		December 31 2008		September 30 2008
Retail loans	$1,744.9	54%	$2,193.1	57%	$2,354.8	58%
Retail leases	1,053.1	33%	1,133.5	29%	1,145.4	28%
Dealer wholesale financing	322.2	10%	352.9	9%	364.3	9%
Dealer master notes	114.8	3%	191.9	5%	179.9	5%

Total portfolio	$3,235.0	100%	$3,871.4	100%	$4,044.4	100%

In the first nine months of 2009, credit losses net of recoveries decreased to $42.4 compared to $55.0 for the first nine months of 2008 as a result of fewer repossessions and a lower loss per repossession. The economic recession has reduced demand for freight and put downward pressure on freight rates and contributed to an increase in retail loan and lease receivables past due over 30 days to 2.70% at September 30, 2009 from 2.27% at December 31, 2008 and 1.89% at September 30, 2008. The Company is actively working with its past due customers to get their payment status back to current. The allowance for losses as a percentage of the total portfolio increased to 2.45% at September 30, 2009 from 2.26% as of December 31, 2008, reflecting the higher past due percentage.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The Company’s effective income tax rate was 33.3% for the third quarter of 2009 compared to 38.2% for the third quarter of 2008, reflecting a provision to return adjustment related to the prior year federal income taxes recognized in the current quarter. The Company’s effective tax rate was 36.9% for the first nine months of 2009 compared to 38.3% for the first nine months of 2008.

Company Outlook

Company results are principally dependent on the generation of loans and leases and the related spread between the yields on loans and leases and borrowing costs, access to liquidity to generate new business and the level of credit losses. Average earning assets in the fourth quarter of 2009 are expected to be comparable to the third quarter. Recessionary economic conditions are expected to continue to exert pressure on the profit margins and cash flow of truck operators in the fourth quarter of 2009 and may result in a continuation of past-due accounts, truck repossessions and voluntary truck returns at recent levels. These factors are also expected to result in lower annual revenue and income when compared to the prior year. PACCAR retail truck sales in 2010 are expected to increase slightly over 2009 levels which may result in a growth of the Company’s assets in 2010.

FORM 10-Q

PACCAR FINANCIAL CORP.

Funding and Liquidity

During the first nine months of 2009, the Company maintained its Standard & Poor’s and Moody’s short-and long-term debt ratings.

The Company’s debt ratings at September 30, 2009 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1+	P-1
Senior unsecured debt	AA-	A1

The Company’s strong credit ratings are primarily based on PACCAR’s credit rating and benefit from the PACCAR support agreement.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In 2006, the Company filed a shelf registration statement to issue medium-term notes. The registration expires in November 6, 2009 and does not limit the principal amount of debt securities that may be issued during the period. The Company intends to file a new shelf registration statement under the Securities Act of 1933 in November 2009.

On October 20, 2008, the Company was approved to participate in the Commercial Paper Funding Facility offered by the Federal Reserve Bank of New York. Under this funding facility, the Company may issue 90-day commercial paper through February 1, 2010. The maximum amount of commercial paper that the Company may have outstanding under this program is $1,456.8. As of September 30, 2009, the Company had no commercial paper outstanding under this program.

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

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at September 30, 2009. Of this amount, $2,000 expires in June 2010 and $1,000 expires in 2012. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $2,030 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $970 is allocated to the following subsidiaries: $485 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiary, $195 is available for use by PACCAR’s United Kingdom financial subsidiary and $90 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2009 and the year ended December 31, 2008.

FORM 10-Q

PACCAR FINANCIAL CORP.

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

There has been no material changes in the Company’s market risk during the nine months ended September 30, 2009. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2008 Annual Report on Form 10-K.

ITEMS 4 & 4T.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2009 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART II – OTHER INFORMATION

For Items 1 and 5, there was no reportable information during the nine months ended September 30, 2009.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(a) and (b).

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2008 Annual Report Form 10-K. There has been no material changes in the Company’s risk factors during the nine months ended September 30, 2009.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

FORM 10-Q

PACCAR FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date November 5, 2009	By	/s/ Timothy M. Henebry
Timothy M. Henebry President (Authorized Officer)

	By	/s/ Alejandro Novoa
Alejandro Novoa Controller (Chief Accounting Officer)

FORM 10-Q

PACCAR FINANCIAL CORP.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

3	Articles of incorporation and bylaws:

(a)	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

(b)	By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 dated October 20, 1983, File Number 0-12553).

4	Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to the Company’s Form 8-K dated November 3, 2006).

(b)	Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

(c)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

10	Material contracts:

(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12	Statements re computation of ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2009 and 2008.

(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine month periods ended September 30, 2009 and 2008.

FORM 10-Q

PACCAR FINANCIAL CORP.

31	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

32	Section 1350 Certifications:

(a)	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.