Form 10-K
period 2009-12-31
PACCAR FINANCIAL CORP
filed 2010-02-26
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 106th Avenue N.E., Bellevue, Washington 98004

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code is (425) 468-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series L Medium-Term Notes $178.5 Million Due January 12, 2011	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☒    No:  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No:  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☐    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:  ☐            Accelerated filer:  ☐            Non-accelerated filer:  ☒            Smaller reporting company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009: None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2010:

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

The Company principally provides financing and leasing of PACCAR manufactured trucks and other transportation equipment sold through Kenworth’s and Peterbilt’s independent dealer network in the United States. The Company also finances dealer inventories of new and used transportation equipment. The Company’s PacLease division franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. In selected markets, PacLease directly engages in full-service leasing with its customers through Company-owned stores and on a limited basis through Kenworth and Peterbilt dealerships.

PACCAR

PACCAR has two principal industry segments, (1) design, manufacture and distribution of light-, medium- and heavy-duty trucks and related aftermarket distribution of parts and (2) finance and leasing services provided to customers and dealers. Light and medium-duty trucks have a gross vehicle weight (GVW) ranging from 16,000 to 33,000 lbs (Class 5 to 7) in North America and 6 to 15 metric tonnes in Europe. Heavy duty trucks have a GVW of over 33,000 lbs (Class 8 market) in North America and over 15 metric tonnes in Europe. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. Other manufactured products include industrial winches.

PACCAR and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Canada and Mexico, are used world-wide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. PACCAR competes in the North American Class 5 to 7 markets primarily with conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by PACCAR’s wholly owned subsidiaries located in those countries. PACCAR competes in the European light/medium market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly owned subsidiaries. Commercial trucks and related aftermarket parts comprise the largest segment of PACCAR’s business, accounting for 86.5% of total 2009 net sales and revenues.

Substantially all trucks and related aftermarket parts are sold to independent dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed by a foreign subsidiary headquartered in the Netherlands. A U.S. division, PACCAR International, also markets all three nameplates outside each of their primary markets. The decision to operate as a subsidiary or as a division is incidental to PACCAR’s Truck Segment operations and reflect legal, tax and regulatory requirements in the various countries where PACCAR operates.

Aftermarket truck parts are sold and delivered to Kenworth’s and Peterbilt’s independent dealers through PACCAR’s parts distribution network. Parts are both manufactured by PACCAR and purchased from various suppliers. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 23.4% in 2009, 15.1% in 2008, and 15.0% in 2007.

PACCAR Financial Corp.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2009. PACCAR’s share of the U.S. and Canadian market was 25.1% of retail sales in 2009. In Europe there were five other principal competitors in the commercial vehicle market in 2009, including parent companies to two competitors of PACCAR in the United States. In 2009, DAF had a record 14.8% share of the Western and Central European heavy-duty market and a 9.3% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

BUSINESS OF THE COMPANY

The Company operates primarily in one industry segment, finance and leasing services provided to customers and dealers in the United States for new Kenworth and Peterbilt trucks, used trucks, truck trailers and allied equipment. The Company’s PacLease division franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. In selected markets, PacLease directly engages in full-service leasing with its customers through Company-owned stores and on a limited basis through Kenworth and Peterbilt dealerships.

The Company conducts business with most Kenworth and Peterbilt dealers in the United States. The volume of the Company’s business is significantly affected by PACCAR’s sales of trucks to its dealers and competition from other financing sources.

As of December 31, 2009, the Company employed 247 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

RISK FACTORS

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results, including:

Sales of PACCAR Products

The Company’s business is substantially dependent upon the sale of PACCAR products and its ability to offer competitive financing in the United States. Changes in the volume of sales of PACCAR products due to a variety of reasons could impact the level of business of the Company. Refer to the “Relationship with PACCAR and Affiliates” section in this Business section and Note D – Transactions with PACCAR and Affiliates in the Notes to the Financial Statements for further discussion regarding the Company’s relationship with PACCAR.

PACCAR Financial Corp.

Credit Risk

Credit risk, including counterparty credit risk in derivative transactions, is the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of any contract with the Company or otherwise fail to perform as agreed. The Company may be exposed to a greater credit risk in periods of adverse economic conditions, such as high interest rates, limited credit availability, high diesel prices or a decline in freight demand, since it becomes more difficult for some customers and dealers to perform as agreed. These conditions could also cause a decrease in the value of the Company’s collateral. Refer to Note E – Derivative Financial Instruments in the Notes to the Financial Statements for further discussion regarding the Company’s exposure to counterparty risk. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of credit losses.

Residual Value Risk

Residual value risk is the risk that the estimated residual value of leased assets at lease origination, for the Company’s operating leases and certain direct financing leases, will not be recoverable. When the market value of these leased assets at contract maturity or at early termination is less than its contractual residual value, the Company will be exposed to a greater risk of loss on the sales of the returned equipment. Refer to the Critical Accounting Policy on “Equipment on Operating Leases” in the MD&A section for further discussion regarding the Company’s exposure to residual value risk.

Market Risk

Market risk is the risk that changes in market interest rates, liquidity or prices will negatively impact the Company’s operating results and access to capital. Policies governing market risk exposure are established and periodically reviewed by the Company’s senior management. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding the Company’s exposure to interest rate risk.

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

Direct Financing Leases The Company offers direct financing lease contracts where it is treated as the owner of the equipment for tax purposes and generally retains the tax depreciation (“Direct Financing Leases”). The lessee is responsible for the payment of property and sales taxes, licenses, maintenance and other operating costs. The lessee is obligated to maintain the equipment and to insure the equipment against physical damage and liability losses.

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

PACCAR Financial Corp.

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

The Company offers the following products to Kenworth and Peterbilt dealers and PacLease franchisees:

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

Wholesale Contracts The Company provides wholesale financing for new and used truck and trailer inventories for dealers (“Wholesale Contracts”). Wholesale Contracts are secured by the inventories financed. The amount of credit extended by the Company for each truck is generally limited to the invoice price of new equipment and to the wholesale value of used equipment. Wholesale Contracts have floating interest rates.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements with any one party (customers, dealers and/or franchises) that account for 10% or more of Finance and Lease Receivables for the periods ended December 31, 2009, 2008 and 2007. For the period ended December 31, 2009 the Company had contractual arrangements with one customer that accounted for 11.8% of total Interest and Other Revenue. No one party accounted for 10% or more of total Interest and Other Revenue for the periods ended December 31, 2008 and 2007.

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

PACCAR Financial Corp.

For further discussion of the allowance for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COMPETITION AND ECONOMIC FACTORS

The commercial truck and trailer finance and leasing business is highly competitive among banks, commercial finance companies, captive finance companies and leasing companies. Some of these institutions have substantially greater financial resources than the Company and may borrow funds at lower rates.

The dealers are the primary source of contracts acquired by the Company. However, dealers are not required to obtain financing from the Company and they have a variety of other sources that may be used for wholesale and customer financing of trucks. Retail purchasers also have a variety of sources available to finance truck purchases.

The ability of the Company to compete in its market is principally based on the rates, terms and conditions that the Company offers dealers and retail purchasers, as well as the specialized services it provides. Rates, terms and conditions are based on the Company’s desire to provide flexible financing and services to satisfy dealer and customer needs, the ability of the Company to borrow funds at competitive rates and the Company’s need to earn an adequate return on its invested capital. The Company’s business is also affected by changes in market interest rates and used truck values, which in turn are related to general economic conditions, demand for credit, inflation and governmental policies. Seasonality is not a significant factor in the Company’s business.

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

REGULATION AND SIMILAR MATTERS

In certain states, the Company is subject to retail installment sales or installment loan statutes and related regulations, the terms of which vary from state to state. These laws may require the Company to be licensed as a sales finance company and may regulate disclosure of finance charges and other terms of retail installment contracts. The Company is subject to substantive state franchise regulations and federal and state uniform franchise disclosure laws in connection with the offering of PacLease full-service truck leasing and rental franchises to Kenworth and Peterbilt truck dealers. The Company also owns and operates several truck leasing and rental business locations, which are subject to applicable state licensing laws. The Company is also subject to certain provisions of federal law relating to non-discrimination in the granting of credit.

SOURCES OF FUNDS

The Company’s primary sources of funds are commercial paper and medium-term note borrowings in the public capital markets, collections on loans and leases, retained earnings and to a lesser extent borrowings from PACCAR, bank loans and capital contributions from PFSC. The Company’s investment in additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that generally range from 12 to 84 months.

To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are primarily funded with fixed and floating rate medium-term notes and commercial paper. Cash flow swaps are combined with commercial paper or floating rate medium-term notes to convert floating rate debt to fixed rate debt to achieve the Company’s match funding objectives. Floating rate assets are funded primarily with commercial paper with maturities of three months or less and floating rate medium-term notes.

As of December 31, 2009, the total notional principal amount of cash flow swap contracts outstanding was $1,451.0, all of which effectively resulted in a net fixed rate payment obligation.

PACCAR Financial Corp.

A portion of the Company’s fixed-rate term notes has been converted to variable-rate term notes using fair value hedges for interest rate risk. Fair value is determined using modeling techniques that include market inputs for interest rates. As of December 31, 2009, the total notional principal amount of fair value swap contracts outstanding was $115.0, all of which result in a net floating rate payment obligation.

The notional amounts are used to measure the volume of these contracts and do not represent exposure to credit loss. The permitted types of interest rate swap contracts, counterparties’ transaction limits and related approval authorizations have been established by the Company’s senior management and Board of Directors. The interest rate contracts outstanding are regularly reported to, and reviewed by, the Company’s senior management.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2009. Of this amount, $2,000 expires in June 2010 and $1,000 expires in 2012. PACCAR intends to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,030 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $970 is allocated to the following subsidiaries: $485 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiary, $195 is available for use by PACCAR’s United Kingdom financial subsidiary, and $90 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2009 and 2008.

As of December 31, 2009, the Company had medium-term notes outstanding with a notional value of $1,148.5 under two shelf registration statements, of which $575.0 are due within 12 months. See “Note F – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1(a)), and a second indenture dated November 20, 2009 (Exhibit 4.1(c)) with respect to the Company’s medium-term notes which are publicly issued from time to time, contain restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of its financing business. The Company receives administrative support from and pays dividends to PFSC and periodically borrows funds from or lends money to PACCAR and/or its affiliates. The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from one facility owned by PACCAR and five facilities leased by PACCAR. Since the directors of the Company are all executives of PACCAR and PACCAR is the sole owner of PFSC’s outstanding voting common stock, PACCAR can determine the course of the Company’s business.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $395.0 and nil outstanding in loans due to PACCAR as of December 31, 2009 and 2008, respectively. The Company had $52.0 and $814.5 outstanding in loans due from PACCAR as of December 31, 2009 and 2008, respectively. In addition, the Company loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $266.6 and $378.9 outstanding in loans due from foreign finance and leasing affiliates of PACCAR as of December 31, 2009 and 2008, respectively. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through Kenworth’s and Peterbilt’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR Financial Corp.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. As of December 31, 2009, PFSC employed 146 full-time employees, none of whom are represented by a collective bargaining agent. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio was met for the years ended December 31, 2009, 2008, and 2007 without assistance. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

OTHER DISCLOSURES

The Company’s filings on Form 10-K, 10-Q and 8-K and any amendments to those reports can be obtained through a link on the Company’s website, www.paccarfinancial.com, or PACCAR Inc’s website, www.paccar.com, free of charge as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Commission. The information on the websites is not incorporated by reference into this report.

PACCAR Financial Corp.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 106th Avenue N.E., Bellevue, Washington 98004. The Company owns three full-service leasing facilities in Texas and a used truck sales facility in South Carolina.

Other offices and leasing facilities of the Company are located in leased premises including one facility owned by PACCAR and five facilities leased by PACCAR. The Company considers all its properties to be suitable for their intended purpose. Annual lease rentals for these premises in the aggregate are not material in relation to expenses as a whole.

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

Dividends in the amount of $100.0, $100.0 and $24.0 were declared and paid to PFSC in 2009, 2008 and 2007, respectively.

PACCAR Financial Corp.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company. The information with respect to each of the five years in the period ended December 31, 2009 has been derived from the Company’s audited financial statements.

Balance Sheet Data

	As of December 31
	2009	2008	2007	2006	2005
Total Assets	$4,208.3	$5,814.0	$5,507.6	$5,508.3	$4,778.7
Total Liabilities	3,469.2	5,050.8	4,683.0	4,727.3	4,066.1
Total Stockholder’s Equity	739.1	763.2	824.6	781.0	712.6

Income Statement Data

	Year ended December 31
	2009	2008	2007	2006	2005
Total interest and other revenue	$426.8	$509.6	$573.0	$509.6	$409.3
Total expenses	382.0	438.0	439.6	373.3	289.3

Income before income taxes	44.8	71.6	133.4	136.3	120.0
Income taxes	16.8	27.4	51.1	51.8	46.0

Net income	$28.0	$44.2	$82.3	$84.5	$74.0

Ratio of Earnings to Fixed Charges Pursuant to SEC Reporting Requirements (1)	1.35x	1.44x	1.67x	1.82x	2.17x
Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	2.30x	2.10x	2.11x	2.30x	2.83x

(1)	For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is considered representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements (see Exhibit 12(a)) but differs from the method called for in the Support Agreement between the Company and PACCAR (see Exhibit 12(b)).

PACCAR Financial Corp.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Average Earning Assets, New Business Volume, Revenue and Net Income

	Year ended December 31
	2009	2008	% Change
Average earning assets by product:
Retail loans and direct financing leases	$2,943.7	$3,593.9	(18)%
Equipment on operating leases	592.6	528.0	12%
Dealer wholesale financing	312.3	409.5	(24)%
Dealer master notes	123.4	227.2	(46)%

	$3,972.0	$4,758.6	(17)%

New business volume	$1,012.0	$1,374.6	(26)%

Revenue by product:
Retail loans and direct financing leases	$205.4	$268.3	(23)%
Equipment on operating leases	163.2	171.5	(5)%
Dealer wholesale financing	10.4	17.9	(42)%
Dealer master notes	5.2	11.1	(53)%
Used truck sales and other	42.6	40.8	4%

	$426.8	$509.6	(16)%

Net income	$28.0	$44.2	(37)%

Results of Operations

2009 Compared to 2008:

Net income

The Company’s net income of $28.0 in 2009 decreased from $44.2 in 2008. The lower net income was primarily the result of lower finance margin from lower average earning asset balances and lower yields partially offset by a lower provision for losses primarily due to lower charge offs and lower selling, general and administrative expenses.

Revenue

Interest and other revenue in 2009 decreased $82.8 to $426.8 from $509.6 in 2008. The decrease was due to declines in interest and fee income and lower operating lease and rental income, partially offset by higher used truck sales and other income.

PACCAR Financial Corp.

Interest and fee income declined due to lower average balances and lower yields, as summarized below:

Year ended December 31
Interest and fee income – 2008	$309.3
Lower average balances	(61.2)
Decrease in yield	(15.2)

Interest and fee income – 2009	$232.9

Average earning assets declined as a result of lower new loan volume related to lower retail truck sales. The reduction in average loan and direct finance lease yields in 2009 was due to lower market interest rates.

Operating lease and rental revenues decreased primarily due to lower yields, as summarized below:

Year ended December 31
Operating lease and rental revenues – 2008	$171.5
Higher average balances	12.8
Decrease in yield and rental utilization	(21.1)

Operating lease and rental revenues – 2009	$163.2

Operating lease and rental revenue declined primarily due to lower yields related to a decrease in short-term rental utilization and a lower fleet size during the first half of 2009, reflecting weak market demand and lower market rates. This was partially offset by the effect of higher average operating lease assets.

Used truck sales and other income increased in 2009 primarily due to higher sales of used trucks acquired from PACCAR truck division customers as part of new truck sales packages. This was offset by lower insurance premiums as the Company discontinued physical damage insurance on new retail loan business which was not integral to the Company’s finance business. A declining number of physical damage contracts will remain in effect until maturity.

Expenses

Interest and other borrowing costs in 2009 decreased primarily due to lower average debt balances and lower borrowing rates, as summarized below:

Year ended December 31
Interest and borrowing costs – 2008	$164.4
Lower average balances	(27.1)
Lower borrowing rates	(5.0)

Interest and borrowing costs – 2009	$132.3

The decline in average debt balances in 2009 was due to a reduction in the asset portfolio resulting in lower funding requirements. The reduction in borrowing rates was primarily due to lower market interest rates.

Depreciation and other rental expenses increased slightly in 2009 from 2008 due to an increase in operating lease assets and impairments on off-lease units. Cost of used trucks sales and other expenses increased in 2009 from 2008 primarily due to an increase in the number of used trucks sold related to new truck sales packages, offset by lower insurance claims expense.

PACCAR Financial Corp.

Allowance for Losses

	Year ended December 31
	2009	2008
Allowance for Losses:
Balance at beginning of year	$87.6	$92.6
Provision for losses	42.5	68.2
Credit losses	(58.0)	(75.2)
Recoveries	3.6	2.0

Balance at end of year	$75.7	$87.6

Ratios:
Credit losses net of recoveries ($54.4 in 2009) to average total portfolio ($3,379.4 in 2009)	1.61%	1.73%

Allowance for losses ($75.7 in 2009) to year-end total portfolio ($3,116.5 in 2009)	2.43%	2.26%

Year-end retail loan and lease receivables past due, over 30 days, ($53.7 in 2009) to year-end retail loan and lease receivables ($2,742.5 in 2009)	1.96%	2.27%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	As of December 31
	2009		2008
Retail loans	$1,682.7	54%	$2,193.1	57%
Retail leases	1,059.8	34%	1,133.5	29%
Dealer wholesale financing	275.7	9%	352.9	9%
Dealer master notes	98.3	3%	191.9	5%

Total portfolio	$3,116.5	100%	$3,871.4	100%

In 2009, credit losses net of recoveries decreased to $54.4 compared to $73.2 for the year ended 2008 as a result of fewer repossessions and a lower loss per repossession. The percentage of retail loan and lease receivables past due over 30 days has reduced to 1.96% at December 31, 2009 from 2.27% at December 31, 2008. The Company is actively working with its past due customers to get their payment status back to current. The allowance for losses as a percentage of the total portfolio increased to 2.43% at December 31, 2009 from 2.26% as of December 31, 2008. See “Critical Accounting Policies”, Note A – Significant Accounting Policies and Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

Retail loans and dealer master notes decreased to $1,682.7 and $98.3, compared to $2,193.1 and $191.9, at December 31, 2009 and 2008, respectively, due to declines in new business volume related to lower new truck retail sales.

PACCAR Financial Corp.

Dealer wholesale financing balances decreased in 2009 to $275.7 at December 31, 2009 compared to $352.9 at December 31, 2008, as dealers reduced new truck inventory balances.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied and are discussed further under Critical Accounting Policies. There have been no significant changes in customer contract terms during the periods.

The provision for losses on receivables decreased $25.7 in 2009 from 2008 due to lower finance receivables and lower net charge-offs.

The Company’s effective income tax rate was 37.5% for 2009 compared to 38.3% for 2008.

2008 Compared to 2007:

Average Earning Assets, New Business Volume, Revenue and Net Income

	Year ended December 31
	2008	2007	% Change
Average earning assets by product:
Retail loans and direct financing leases	$3,593.9	$4,004.8	(10)%
Equipment on operating leases	528.0	459.5	15%
Dealer wholesale financing	409.5	611.7	(33)%
Dealer master notes	227.2	302.3	(25)%

	$4,758.6	$5,378.3	(12)%

New business volume	$1,374.6	$1,806.9	(24)%

Revenue by product:
Retail loans and direct financing leases	$268.3	$297.5	(10)%
Equipment on operating leases	171.5	150.7	14%
Dealer wholesale financing	17.9	38.8	(54)%
Dealer master notes	11.1	19.3	(43)%
All other	40.8	66.7	(39)%

	$509.6	$573.0	(11)%

Net income	$44.2	$82.3	(46)%

Net income

The Company’s net income of $44.2 in 2008 decreased from $82.3 in 2007. The lower net income was primarily the result of lower interest and fee income and an increase in the provision for losses on receivables due to higher net credit losses. This was partially offset by a decrease in interest and other borrowing expenses from both lower interest rates and lower debt balances.

Revenue

Interest and other revenue in 2008 decreased $63.4 to $509.6 from $573.0 in 2007. The decrease was due to declines in interest and fee income of $57.6 and lower insurance premiums partially offset by higher revenue from operating lease assets. In 2008, the Company discontinued originating physical damage insurance on new retail loan business as it was not integral to its finance business. The existing physical damage contracts will remain in effect until maturity.

PACCAR Financial Corp.

The following table summarizes the changes in interest and fee income:

Year ended December 31
Interest and fee income – 2007	$366.9
Lower average balances	(50.4)
Decrease in yield	(7.2)

Interest and fee income – 2008	$309.3

Finance receivables declined due to lower new loan volume related to lower dealer truck sales. The reduction in average loan yields during 2008 was due to lower market interest rates. Operating lease and rental income increased over the periods due to higher operating lease assets.

Operating lease and rental revenue increased primarily due to higher average balances, as summarized below:

Year ended December 31
Operating lease and rental revenues – 2007	$150.7
Higher average balances	15.9
Increase in yield	4.9

Operating lease and rental revenues – 2008	$171.5

The average operating lease balance increased due to higher new lease volume in 2008 and yields on operating leases increased as a result of higher lease rates partially due to demand for the Company’s operating lease products.

Expenses

Interest and other borrowing expenses in 2008 decreased $38.6 to $164.4 from $203.0 in 2007. This decrease is summarized in the table below:

Year ended December 31
Interest and borrowing costs – 2007	$203.0
Lower average balances	(17.3)
Lower borrowing rates	(21.3)

Interest and borrowing costs – 2008	$164.4

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

PACCAR Financial Corp.

Allowance for Losses

	Year ended December 31
	2008	2007
Allowance for Losses:
Balance at beginning of year	$92.6	$86.9
Provision for losses	68.2	24.4
Credit losses	(75.2)	(20.7)
Recoveries	2.0	2.0

Balance at end of year	$87.6	$92.6

Ratios:
Credit losses net of recoveries ($73.2 in 2008) to average total portfolio ($4,230.6 in 2008)	1.73%	.38%

Allowance for losses ($87.6 in 2008) to year-end total portfolio ($3,871.4 in 2008)	2.26%	1.99%

Year-end retail loan and lease receivables past due, over 30 days, ($75.6 in 2008) to year-end retail loan and lease receivables ($3,326.6 in 2008)	2.27%	2.80%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	As of December 31
	2008		2007
Retail loans	$2,193.1	57%	$2,667.8	57%
Retail leases	1,133.5	29%	1,219.5	27%
Dealer wholesale financing	352.9	9%	454.0	10%
Dealer master notes	191.9	5%	301.6	6%

Total portfolio	$3,871.4	100%	$4,642.9	100%

In 2008, an economic slowdown together with higher fuel costs resulted in increased credit losses as some truck owners experienced lower operating profits and cashflows which impacted their ability to make timely payments. In 2008, credit losses net of recoveries increased to $73.2 compared to $18.7 in 2007, as a result of an increase in repossession activity and lower used truck resale prices. As a percentage of the total portfolio, net credit losses increased for the year ended December 31, 2008 to 1.73% compared to .38% at December 31, 2007. The percentage of retail loan and lease receivables past due over 30 days decreased to 2.27% as of December 31, 2008 compared to 2.80% at December 31, 2007 primarily as a result of lower fuel prices in the latter half of 2008 which improved cash flow of some operators. The allowance for losses as a percentage of the total portfolio increased to 2.26% at December 31, 2008 from 1.99% as of December 31, 2007. See “Critical Accounting Policies, Note A – Significant Accounting Policies, and Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

Retail loans and dealer master notes decreased to $2,193.1 and $191.9, compared to $2,667.8 and $301.6, at December 31, 2008 and 2007, respectively, due to declines in new business volume related to lower new truck retail sales.

PACCAR Financial Corp.

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

The Company’s effective income tax rate was 38.3% in 2008 and 2007.

Company Outlook

The Company’s results are principally dependent on the generation of loans and leases and the related spread between the yields on loans and leases and borrowing costs, access to liquidity to generate new business and the level of credit losses. The asset base in 2010 is expected to be comparable to 2009 levels, but will ultimately be dependent on the level of Kenworth and Peterbilt truck sales and other factors. Recessionary economic conditions will continue to exert pressure on the profit margins of truck operators and challenge some customers’ ability to make timely payments to the Company. Some improvement in past-due accounts, the level of truck repossessions and voluntary truck returns is expected in 2010 from general economic growth and an increase in used truck values.

Funding and Liquidity

During the year ended December 31, 2009, the Company maintained its Standard & Poor’s and Moody’s short-and long-term debt ratings.

The Company’s debt ratings at December 31, 2009 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1+	P-1
Senior unsecured debt	AA-	A1

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and substantial financial assets.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2009, the Company filed a new shelf registration statement to issue medium-term notes. The new registration expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period. In December 2009, the Company issued $250.0 of fixed rate medium-term notes under this registration statement. The total notional amount of medium-term notes outstanding for the Company as of December 31, 2009 was $1,148.5.

PACCAR loaned the Company $370.0 during the first quarter of 2009 and $25.0 during the fourth quarter of 2009 from the proceeds of PACCAR’s $750.0 fixed rate medium-term note issuance in February 2009. Of the $395.0 in loans, $177.0 matures in 2012 and $218.0 matures in 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2009. Of this amount, $2,000 expires in June 2010 and $1,000 expires in November 2012. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $2,030 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $970 is allocated to the following subsidiaries: $485 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiary, $195 is available for use by PACCAR’s United Kingdom financial subsidiary and $90 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the year ended December 31, 2009.

PACCAR Financial Corp.

The following summarizes the Company’s contractual cash commitments at December 31, 2009:

	Maturity
	Less than One Year	More than One Year	Total
Borrowings*	$1,869.9	$573.5	$2,443.4
Due to PACCAR Inc		395.0	395.0
Interest on term debt**	42.0	69.6	111.6
Operating leases	.8	.7	1.5

Total	$1,912.7	$1,038.8	$2,951.5

*	Borrowings also include commercial paper and other short-term debt.
**	Includes interest on intercompany, fixed- and floating-rate term debt. Interest on floating-rate debt is based on the applicable market rates at December 31, 2009.

As described in Note F to the financial statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $97.0 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

Operating Leases

The accounting for trucks sold pursuant to agreements accounted for as operating leases is discussed in Note C of the consolidated financial statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to seven years. The resulting residual values on operating leases generally range between 30% and 50% of original equipment cost. If the sales price of the trucks at the end of the term of the agreement differs from the Company’s estimate, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

PACCAR Financial Corp.

During 2007 market values on vehicles returning upon operating lease maturity were generally higher than the residual values on these vehicles resulting in a decrease of depreciation expense of $4.3 million. During 2008 and 2009, lower market values on trucks returning upon lease maturity, as well as impairments on existing operating leases resulted in additional depreciation expense of $2.0 million and $9.1 million, respectively.

At December 31, 2009, the aggregate residual value of equipment on operating leases was $351.8 million. A 10% decrease in used truck values expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording approximately $9 million of additional depreciation per year.

Allowance for Credit Losses

The accounting for allowance for credit losses related to the Company’s loans and finance leases is discussed in Note B of the consolidated financial statements. The Company determines the allowance for credit losses on financial services retail and wholesale receivables based on historical loss information, using past due account data, current market conditions and expectations about the future. The allowance for credit losses consists of both a specific reserve and a general reserve based on estimates, including assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company specifically evaluates large retail and wholesale accounts with past-due balances or that otherwise are deemed to be at a higher risk of credit loss. All other past-due customers, dealers and current accounts are evaluated as a group.

The Company has developed a range of specific loss estimates for its portfolio based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. The projected amount is then compared to the allowance for credit loss balance and an appropriate adjustment is made.

The adequacy of the allowance is evaluated quarterly based on the most recent information and expectations about the future. As accounts become past due, the likelihood increases they will not be fully collected. The Company’s experience indicates the probability of not fully collecting past-due accounts range between 20% and 80%. Over the past three years, the Company’s year-end 30+ days past-due accounts have ranged between .91% and 3.30% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past-due percentage has resulted in an increase in future credit losses of 10 to 35 basis points of average receivables. Past-dues were 1.96% at December 31, 2009. If past-dues were 100 basis points higher or 2.96% as of December 31, 2009, the Company’s estimate of future credit losses would likely have increased by approximately $3 to $10 million depending on the extent of the past-dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

PACCAR Financial Corp.

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

The following is a sensitivity analysis for the Company’s assets and liabilities that have interest rate risk. The Company measures its interest-rate risk by estimating the amount by which the fair value of interest rate sensitive assets and liabilities, including derivative financial instruments, would change assuming an immediate 100 basis point increase across the yield curve as shown in the following table:

Fair Value Gains (Losses)

(Millions of Dollars)

	Year ended December 31
	2009	2008
Assets
Fixed rate loans	$(26.1)	$(35.2)

Liabilities
Fixed rate debt	$7.0
Due to PACCAR Inc	$11.6
Interest rate swaps related to debt	$10.3	$29.7

Total	$2.8	$(5.5)

The Company’s debt as of December 31, 2009 consisted of commercial paper and floating and fixed-rate medium-term notes. The Company’s debt as of December 31, 2008 consisted of commercial paper and floating-rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under Item 15, “Exhibits, Financial Statement Schedules” are included following this page.

PACCAR Financial Corp.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Financial Services Corporation and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Financial Services Corporation) as of December 31, 2009 and 2008, and the related statements of income, cash flows, stockholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 26, 2010

PACCAR Financial Corp.

STATEMENTS OF INCOME (Millions of Dollars)

	Year ended December 31
	2009	2008	2007
Interest and fee income	$232.9	$309.3	$366.9
Operating lease and rental revenues	163.2	171.5	150.7
Used truck sales and other revenues	30.7	28.8	55.4

TOTAL INTEREST AND OTHER REVENUE	$426.8	$509.6	$573.0

Interest and other borrowing costs	132.3	164.4	203.0
Depreciation and other rental expenses	146.4	143.6	121.8
Cost of used truck sales and other expenses	23.0	9.8	37.5
Selling, general and administrative expenses	37.8	52.0	52.9
Provision for losses on receivables	42.5	68.2	24.4

TOTAL EXPENSES	$382.0	$438.0	$439.6

INCOME BEFORE INCOME TAXES	$44.8	$71.6	$133.4

Income taxes	16.8	27.4	51.1

NET INCOME	$28.0	$44.2	$82.3

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

PACCAR Financial Corp.

BALANCE SHEETS
(Millions of Dollars)

	As of December 31
	2009	2008
ASSETS

Cash	$19.7	$19.9
Finance and other receivables, net of allowance for losses (2009 - $75.7 and 2008 - $87.6)	3,040.8	3,783.8
Due from PACCAR Inc and affiliates	336.8	1,270.0
Equipment on operating leases, net of accumulated depreciation (2009 - $190.4 and 2008 - $203.8)	691.3	637.7
Other assets	119.7	102.6

TOTAL ASSETS	$4,208.3	$5,814.0

LIABILITIES

Accounts payable, accrued expenses and other	$138.2	$242.0
Due to PACCAR Inc and affiliates	422.9	47.3
Commercial paper	1,294.9	2,063.6
Medium-term notes	1,147.9	2,270.0
Deferred income taxes	465.3	427.9

TOTAL LIABILITIES	$3,469.2	$5,050.8

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	258.8	237.8
Retained earnings	462.5	534.5
Accumulated other comprehensive loss	(27.7)	(54.6)

TOTAL STOCKHOLDER’S EQUITY	$739.1	$763.2

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,208.3	$5,814.0

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS (Millions of Dollars)

	Year ended December 31
	2009	2008	2007
OPERATING ACTIVITIES

Net income	$28.0	$44.2	$82.3
Items included in net income not affecting cash:
Depreciation and amortization	125.8	111.3	94.5
Provision for losses on receivables	42.5	68.2	24.4
Increase in deferred tax liability	20.9	102.4	32.0
Administrative fees for services from PFSC	21.0	22.7	22.7
Decrease in payables and other	(10.3)	(93.0)	(28.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	227.9	255.8	227.0

INVESTING ACTIVITIES

Finance and other receivables originated	(663.1)	(1,053.6)	(1,665.5)
Collections on finance and other receivables	1,310.3	1,622.2	1,720.3
Net decrease in wholesale receivables	77.2	101.1	262.4
Net decrease (increase) in loans and leases to PACCAR Inc and affiliates	876.0	(809.7)	(384.5)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(326.2)	(340.1)	(159.1)
Proceeds from disposal of equipment	88.6	68.9	74.3
Other	4.9	(5.2)	13.2

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,367.7	(416.4)	(138.9)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper	(768.7)	609.9	(627.4)
Proceeds from medium-term notes	428.5	145.0	825.0
Payments of medium-term notes	(1,550.6)	(500.0)	(250.0)
Dividends paid	(100.0)	(100.0)	(24.0)
Advances from PACCAR Inc	395.0

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,595.8)	154.9	(76.4)

NET (DECREASE) INCREASE IN CASH	(.2)	(5.7)	11.7

CASH AT BEGINNING OF YEAR	19.9	25.6	13.9

CASH AT END OF YEAR	$19.7	$19.9	$25.6

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2009	2008	2007

PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0

Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5

Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	237.8	215.1	192.4
Investments from PACCAR Financial Services Corporation	21.0	22.7	22.7

Balance at end of year	258.8	237.8	215.1

RETAINED EARNINGS

Balance at beginning of year	534.5	590.3	532.0
Net income	28.0	44.2	82.3
Dividends paid	(100.0)	(100.0)	(24.0)

Balance at end of year	462.5	534.5	590.3

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of year	(54.6)	(26.3)	11.1
Net unrealized gain (loss)	26.9	(28.3)	(37.4)

Balance at end of year	(27.7)	(54.6)	(26.3)

TOTAL STOCKHOLDER’S EQUITY	$739.1	$763.2	$824.6

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	Year ended December 31
	2009	2008	2007

Net income	$28.0	$44.2	$82.3
Other comprehensive income, net of tax
Net unrealized gain (loss) on derivative contracts	26.9	(28.3)	(37.4)

Net other comprehensive gain (loss)	26.9	(28.3)	(37.4)

TOTAL COMPREHENSIVE INCOME	$54.9	$15.9	$44.9

See Notes to Financial Statements

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Description of Operations: PACCAR Financial Corp. (the “Company”), is a wholly-owned subsidiary of PACCAR Financial Services Corporation (“PFSC”). PFSC is a wholly-owned subsidiary of PACCAR Inc (“PACCAR”). The Company primarily provides financing of PACCAR-manufactured trucks and related equipment sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR.

Due to the nature of the Company’s business, customers are concentrated in the transportation industry throughout the United States. Generally, all receivables are collateralized by the equipment being financed. The risk of credit losses related to this concentration has been considered in establishing the allowance for losses.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allowance for Losses: The Company determines the allowance for credit losses on financial services retail and wholesale receivables based on historical loss information, using past due account data, current market conditions and expectations about the future. The allowance for credit losses consists of both a specific reserve and a general reserve based on estimates, including assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company specifically evaluates large retail and wholesale accounts with past-due balances or that otherwise are deemed to be at a higher risk of credit loss. All other past-due customers, dealers and current accounts are evaluated as a group.

The Company has developed a range of specific loss estimates for each of its portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. The projected amount is then compared to the allowance for credit loss balance and an appropriate adjustment is made.

Revenue Recognition: Interest income from finance receivables and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the term of the loan. For operating leases, rental revenue is recognized on a straight-line basis over the lease term.

Recognition of interest income and rental revenue is suspended when management determines that collection is not probable (generally after 90 days past the contractual due date). Recognition is resumed if the receivable becomes contractually current and the collection of amounts is again considered probable. Payments received while the loan is in non-accrual status are applied to interest and principal amounts in accordance with the contractual terms.

The Company recognizes revenue on the sale of used trucks when invoiced and delivered to the customer.

Equipment on Operating Leases: Equipment on operating leases is recorded at cost and is depreciated on the straight-line basis to its estimated residual value. Residual values are reviewed regularly and adjusted if market conditions warrant.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

Income Taxes: The Company is included in the consolidated federal income tax return of PACCAR. Income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company.

Subsequent Events: The Company has evaluated subsequent events through the date the financial statements were issued on February 26, 2010.

Reclassification: Certain prior-year amounts have been reclassified to conform to the 2009 presentation.

New Accounting Pronouncements

The Company adopted Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161) effective January 1, 2009. FAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities accordingly the Company’s disclosure in Note E has been updated to comply with this standard.

NOTE B – FINANCE AND OTHER RECEIVABLES

Retail loans represent fixed or floating-rate loans to customers collateralized by the vehicles purchased, reported net of interest and other receivables. Retail direct financing leases are contracts leasing equipment to retail customers and dealers. These leases are reported as the sum of minimum lease payments receivable and the estimated residual value of the property subject to the contracts, reduced by unearned interest on finance leases which is shown separately. Dealer wholesale financing represents floating-rate wholesale loans to Kenworth and Peterbilt dealers for new and used trucks. The loans are collateralized by the trucks being financed. Interest and other receivables are interest due on loans and leases and other amounts due in the normal course of business. Dealer master notes are offered to selected dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks which meet the Company’s requirement as to form, terms and creditworthiness for retail contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer. Master notes have fixed or floating interest rates.

Terms for finance and other receivables at origination generally range from 12 to 84 months. Repayment experience indicates some receivables will be paid prior to contract maturity, while some others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

Loans are reported at the principal amount outstanding, net of unearned income.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The Company’s finance and other receivables are as follows:

	December 31 2009	December 31 2008
Retail loans	$1,652.5	$2,150.5
Retail direct financing leases (including unguaranteed residual values of $35.3 in 2009 and $38.9 in 2008)	1,194.2	1,291.0
Dealer wholesale financing	275.7	352.9
Dealer master notes	98.3	191.9
Interest and other receivables	30.2	42.6
Unearned interest - finance leases	(134.4)	(157.5)

Total portfolio	3,116.5	3,871.4
Less allowance for losses:
Loans, leases and other	(74.0)	(85.3)
Dealer wholesale financing	(1.7)	(2.3)

Total portfolio, net of allowance for losses	$3,040.8	$3,783.8

Annual payments due on retail loans and dealer master notes beginning January 1, 2010 are $685.1, $502.7, $314.4, $167.3, $67.5 and $13.8 thereafter.

Annual minimum lease payments due on direct financing leases beginning January 1, 2010 are $349.7, $313.8, $213.4, $142.7, $80.0 and $59.3 thereafter.

The allowance for losses on finance and other receivables is summarized as follows:

	Year ended December 31
	2009	2008	2007
Balance at beginning of year	$87.6	$92.6	$86.9
Provision for losses	42.5	68.2	24.4
Credit losses, net of recoveries	(54.4)	(73.2)	(18.7)

Balance at end of year	$75.7	$87.6	$92.6

At December 31, 2009 and 2008, the recorded investments in impaired retail contracts and loans were $37.7 and $37.6, respectively. Included in the allowance for losses were specific reserves of $12.0 and $14.0 on these impaired retail contracts and loans. The average recorded investment in impaired retail contracts and loans during the years ended December 31, 2009 and 2008 were $40.6 and $52.5, respectively. The Company recognized interest income of $.5 and $.8 for the years ended December 31, 2009 and 2008, respectively, on those impaired retail contracts and loans, all of which were recognized in income upon receipt of cash.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

At December 31, 2009 and 2008, the recorded investments in finance leases that were considered to be impaired were $8.9 and $4.9, respectively. Included in the allowance for losses were specific reserves of $7.6 and $3.1 on these impaired finance leases. The average recorded investment in impaired finance leases during the years ended December 31, 2009 and 2008 were $9.8 and $4.7, respectively. The Company recognized interest income of $.2 for each of the years ended December 31, 2009 and 2008, on those impaired finance leases, all of which were recognized in income upon receipt of cash.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from 36 to 84 months. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2010 of $351.7 are due as follows: $138.3 in 2010; $93.5 in 2011; $62.6 in 2012; $38.5 in 2013 and $18.8 in 2014 and beyond. Depreciation expense related to equipment on operating leases was $120.6, $106.8 and $89.2 in 2009, 2008 and 2007, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2009, 2008 and 2007 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through Kenworth’s and Peterbilt’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR loaned the Company $370.0 during the first quarter of 2009 and $25.0 during the fourth quarter of 2009 from the proceeds of PACCAR’s $750.0 fixed rate medium-term note issuance in February 2009. Of the $395.0 in loans, $177.0 matures in 2012 and $218.0 matures in 2014. The effective rate of these borrowings is 6.67%. In 2009, the Company recognized interest expense on these borrowings of $21.7. Cash paid for interest on these borrowings was $12.6 in 2009.

The receivables due from PACCAR Inc and affiliates was $4.2 and $61.4 at December 31, 2009 and 2008, respectively. This decrease is primarily related to the Company settling its income tax receivable with PACCAR.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

Amounts outstanding at December 31, 2009 and 2008, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	December 31 2009	December 31 2008
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$52.0		$814.5
Loans due from foreign finance affiliates	266.6		378.9
Direct financing leases due from affiliate	14.0		15.2
Receivables	4.2		61.4

Total	$336.8		$1,270.0

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$395.0	$
Payables	27.9		47.3

Total	$422.9		$47.3

The Company provides direct financing leases to a certain dealer location operated by a subsidiary of PACCAR.

PACCAR has issued letters of credit as of December 31, 2009 in the amount of $5.3 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges similar to the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $21.0, $22.7 and $22.7 in 2009, 2008 and 2007, respectively, were charged to the Company. PFSC recognizes these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital.

Dividends in the amount of $100.0, $100.0 and $24.0 were declared and paid in 2009, 2008 and 2007, respectively.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from one facility owned by PACCAR and five facilities leased by PACCAR.

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $1.5, $1.7 and $1.7 for years 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses.

Company employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses incurred by the Company for the defined contribution plan were $.4, $1.2 and $1.2 for years 2009, 2008 and 2007, respectively.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used to hedge exposures to fluctuations in interest rates and foreign currency exchange rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at December 31, 2009.

The Company enters into interest rate contracts. Interest rate contracts generally involve the exchange of fixed and floating rate interest payments. These contracts are used to manage exposures to fluctuation in interest rates. Net amounts paid or received are reflected as adjustments to interest expense. At December 31, 2009, the notional amount of these contracts totaled $1,566.0 with amounts expiring over the next four years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by the counterparty, the risk in these transactions is the cost of replacing the interest rate contract at current market rates.

Notional maturities for all interest rate contracts are $814.0 for 2010, $425.0 for 2011, $319.0 for 2012 and $8.0 in 2013. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

At December 31, 2009, interest rate contracts designated under hedge accounting had a fair value of $45.5 and were classified on the balance sheets in Accounts payable, accrued expenses and other.

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company also has fair value hedges. The Company uses regression and the change in variable cash flows method to assess and measure effectiveness of interest rate contracts. Gains or losses on the effective portion of derivatives designated and qualifying as cash flow hedges that arise from changes in fair value are initially reported in accumulated other comprehensive income. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the year ended December 31, 2009.

Cash Flow Hedges

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $27.7, net of tax, included in accumulated other comprehensive loss as of December 31, 2009, $20.6, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The following table presents the effects of derivative instruments designated as cash flow hedges on the statement of income and on other comprehensive income (OCI) for the year ended December 31, 2009:

December 31 2009
Pre-tax loss on derivative contracts recognized in OCI:
Other comprehensive income	$(27.5)
Expenses reclassified from accumulated OCI into income:
Interest and other borrowing expenses	$70.9

Total	$43.4

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was as follows:

December 31 2009
Interest and other borrowing expenses - interest-rate swaps	$.6
Interest and other borrowing expenses - term notes	$(.6)

In addition, the net interest accruals from interest-rate swaps settlements are also reported in interest and other borrowing expenses and were immaterial.

NOTE F – BORROWINGS

Borrowings are summarized as follows:

	Effective Rate*	As of December 31,
		2009	2008
Commercial paper	2.93%	$1,294.9	$2,063.6
Fixed rate medium-term notes	1.23%	249.4
Floating rate medium-term notes	4.22%	898.5	2,270.0

	3.23%	$2,442.8	$4,333.6

*	The effective rate is the weighted average rate as of December 31, 2009 and includes the effects of interest rate swap agreements.

Interest expense on borrowings amounted to $126.2, $160.1 and $199.0 for 2009, 2008 and 2007, respectively.

Cash paid for interest was $109.9 in 2009, $155.7 in 2008 and $192.8 in 2007.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

Principal amounts of medium-term notes due over the next three years beginning January 1, 2010 are $575.0 in 2010, $323.5 in 2011, and $250.0 in 2012.

See Note D for discussion of borrowings from PACCAR Inc.

NOTE G – CREDIT ARRANGEMENTS

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2009. Of this amount, $2,000 expires in June 2010 and $1,000 expires in 2012. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,030 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $970 is allocated to the following subsidiaries: $485 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiary, $195 is available for use by PACCAR’s United Kingdom financial subsidiary, and $90 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2009 and 2008.

NOTE H – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31
	2009	2008	2007
Current (benefit) provision
Federal	$(11.8)	$(64.8)	$17.3
State	.4	(10.2)	1.8

	(11.4)	(75.0)	19.1

Deferred provision
Federal	$26.5	$89.0	$28.0
State	1.7	13.4	4.0

	28.2	102.4	32.0

	$16.8	$27.4	$51.1

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2009	2008	2007
Tax at the statutory rate of 35%	$15.7	$25.1	$46.7
Effect of state income taxes	1.1	2.3	4.3
Other			.1

	$16.8	$27.4	$51.1

Cash (received) paid for income taxes was ($71.2) in 2009, $11.6 in 2008 and $4.4 in 2007.

Deferred income tax assets (liabilities) consisted of the following:

	As of December 31
	2009	2008
Deferred tax assets:
Allowance for losses on receivables	$28.9	$33.5
Derivative liability	17.2	34.4
Other	10.0	9.2

Deferred tax liabilities:
Asset capitalization and depreciation	$(521.4)	$(504.1)
Other		(.9)

Net deferred tax liability	$(465.3)	$(427.9)

NOTE I – FAIR VALUES MEASUREMENTS

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

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The Company uses the following methods and assumptions to measure fair value assets and liabilities subject to fair value measurements:

Level 2 Assets and Liabilities	December 31 2009	December 31 2008
Assets:
Used trucks held for sale	$75.4	$49.4

Liabilities:
Derivative contracts	$45.5	$88.3

Other Non-Financial Assets that are measured at Fair Value on a Non-Recurring Basis

The Company has used trucks held for sale. The carrying amount of used trucks held for sale is written down when appropriate to reflect their fair value. The fair value of used trucks is determined based on management’s evaluation of factors such as recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. The fair value adjustment for used trucks was $6.5 and $4.7 at December 31, 2009 and 2008, respectively. These assets are categorized as Level 2 and are included in “Other assets” on the Balance Sheets. There were no Level 1 or 3 assets or liabilities.

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

Commercial Paper and Medium-Term Notes: The carrying amounts of the Company’s commercial paper and floating-rate medium-term notes approximate their fair value. A portion of the Company’s fixed-rate term notes has been converted to variable-rate term notes using fair value hedges for interest rate risk. Fair value of fixed-rate term notes is determined using modeling techniques that include market inputs for interest rates.

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

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The carrying amount and fair value of fixed-rate loans and fixed-rate debt are follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Assets:
Fixed rate loans	$1,610.4	$1,653.8		$2,145.6		$2,137.3

Liabilities:
Due to PACCAR Inc	$395.0	$398.1	$		$
Fixed rate debt	249.4	244.8

NOTE J – STOCKHOLDER’S EQUITY

Preferred Stock

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income (loss) with the related tax effects are as follows:

	Pretax Amount	Tax Effect	Net Amount
2009

Other comprehensive income:
Net holding loss on derivative contracts	$(27.5)	$10.6	$(16.9)
Reclassification adjustment	70.9	(27.1)	43.8

Net other comprehensive income	$43.4	$(16.5)	$26.9

2008

Other comprehensive income:
Net holding loss on derivative contracts	$(56.8)	$21.7	$(35.1)
Reclassification adjustment	11.1	(4.3)	6.8

Net other comprehensive loss	$(45.7)	$17.4	$(28.3)

2007

Other comprehensive income:
Net holding loss on derivative contracts	$(44.6)	$17.1	$(27.5)
Reclassification adjustment	(16.0)	6.1	(9.9)

Net other comprehensive loss	$(60.6)	$23.2	$(37.4)

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE K – QUARTERLY RESULTS (Unaudited)

	QUARTER
	First	Second	Third	Fourth
2009

Interest and other revenue	$109.1	$101.2	$106.1	$110.4
Income before income taxes	17.3	5.3	7.5	14.7
Net income	10.7	3.3	5.0	9.0

2008

Interest and other revenue	$133.3	$127.3	$123.8	$125.2
Income before income taxes	24.9	17.5	8.9	20.3
Net income	15.4	10.8	5.5	12.5

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole. In addition, at December 31, 2009, the Company has loan and lease commitments of $97.0 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A & 9A(T).     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2009 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter that occurred that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PACCAR Financial Corp.

(Millions of Dollars)

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $.6 and $.6 for 2009 and 2008, respectively.

Other Fees

The Company had no audit-related, tax or other fees billed and/or paid during 2009 or 2008 for services provided by the principal accountant.

As a wholly-owned, indirect subsidiary of PACCAR Inc, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR Inc’s Audit Committee pre-approval policies and procedures as described in the PACCAR Inc 2010 proxy statement. During the year ended December 31, 2009, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Inc Audit Committee.

PACCAR Financial Corp.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2009, 2008 and 2007

Balance Sheets – December 31, 2009 and 2008

Statements of Cash Flows – Years Ended December 31, 2009, 2008 and 2007

Statements of Stockholder’s Equity – Years Ended December 31, 2009, 2008 and 2007

Statements of Comprehensive Income – Years Ended December 31, 2009, 2008 and 2007

Notes to Financial Statements – December 31, 2009, 2008 and 2007

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
President

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

/s/ M. C. Pigott	Chairman
M. C. Pigott

(2)	Principal Financial Officer

/s/ R. E. Armstrong	Vice Chairman
R. E. Armstrong

(3)	Principal Accounting Officer

/s/ A. Novoa	Controller
A. Novoa

(4)	A Majority of the Board of Directors

/s/ T. M. Henebry	President and Director
T. M. Henebry

/s/ R. E. Armstrong	Director
R. E. Armstrong

/s/ T. E. Plimpton	Director
T. E. Plimpton

PACCAR Financial Corp.

EXHIBIT INDEX

3	Articles of incorporation and bylaws:

(a)	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

(b)	By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 dated October 20, 1983, File Number 0-12553).

4	Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to the Company’s Form 8-K dated November 3, 2006).

(b)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

(c)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.

(d)	Forms of Medium-Term Note, Series M (incorporated by reference to Exhibits 4.2 and 4.3 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

(e)	Form of InterNotes (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

10	Material contracts:

(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12	Statements re computation of ratios:

(a)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2005 - 2009.

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for each of the five years ended December 31, 2005 - 2009.

23	Consent of Independent Registered Public Accounting Firm.

PACCAR Financial Corp.

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

32	Section 1350 Certifications:

(a)	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.