Form 10-Q
period 2010-03-31
PACCAR FINANCIAL CORP
filed 2010-05-05
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $100 par value—145,000 shares as of April 30, 2010

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited) (Millions of Dollars)	Three Months Ended March 31
	2010	2009

Interest and fee income	$49.0	$63.5
Operating lease and rental revenues	46.4	40.4
Used truck sales and other revenues	10.4	5.2

TOTAL INTEREST AND OTHER REVENUE	105.8	109.1

Interest and other borrowing costs	26.5	37.1
Depreciation and other rental expenses	43.9	35.6
Cost of used truck sales and other expenses	10.0	1.8
Selling, general and administrative expenses	9.8	9.8
Provision for losses on receivables	7.6	7.5

TOTAL EXPENSES	97.8	91.8

INCOME BEFORE INCOME TAXES	8.0	17.3

Income taxes	(1.1)	6.6

NET INCOME	9.1	10.7

RETAINED EARNINGS AT BEGINNING OF PERIOD	462.5	534.5

RETAINED EARNINGS AT END OF PERIOD	$471.6	$545.2

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation (“PFSC”)

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

BALANCE SHEETS (Millions of Dollars)	March 31 2010	December 31 2009*
	(Unaudited)
ASSETS

Cash	$13.2	$19.7
Finance and other receivables, net of allowance for losses (2010 - $73.0 and 2009 - $75.7)	2,910.8	3,040.8
Due from PACCAR Inc and affiliates	352.2	336.8
Equipment on operating leases, net of accumulated depreciation (2010 - $207.1 and 2009 - $190.4)	687.2	691.3
Other assets	105.0	119.7

TOTAL ASSETS	$4,068.4	$4,208.3

LIABILITIES

Accounts payable, accrued expenses and other	$128.2	$138.2
Due to PACCAR Inc and affiliates	434.6	422.9
Commercial paper	1,158.1	1,294.9
Medium-term notes	1,148.7	1,147.9
Deferred income taxes	439.7	465.3

TOTAL LIABILITIES	$3,309.3	$3,469.2

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	264.8	258.8
Retained earnings	471.6	462.5
Accumulated other comprehensive loss	(22.8)	(27.7)

TOTAL STOCKHOLDER’S EQUITY	$759.1	$739.1

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,068.4	$4,208.3

*	The December 31, 2009 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)	Three Months Ended March 31
	2010	2009
OPERATING ACTIVITIES

Net income	$9.1	$10.7
Items included in net income not affecting cash:
Depreciation and amortization	38.5	30.3
Provision for losses on receivables	7.6	7.5
Deferred tax provision	(28.9)	(17.0)
Administrative fees for services from PFSC	6.0	7.2
Increase in payables and other	16.7	13.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	49.0	52.2

INVESTING ACTIVITIES

Finance and other receivables originated	(153.2)	(89.2)
Collections on finance and other receivables	316.3	368.1
Net (increase) decrease in wholesale receivables	(39.1)	25.8
Net (increase) decrease in loans and leases to PACCAR Inc and affiliates	(17.7)	516.8
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(47.6)	(30.2)
Proceeds from disposal of equipment	26.8	43.4
Other	(4.2)	(5.8)

NET CASH PROVIDED BY INVESTING ACTIVITIES	81.3	828.9

FINANCING ACTIVITIES

Net decrease in commercial paper	(136.8)	(1,151.5)
Proceeds from medium-term notes		178.5
Payments of medium-term notes		(250.0)
Advances from PACCAR Inc		370.0

NET CASH USED IN FINANCING ACTIVITIES	(136.8)	(853.0)

NET (DECREASE) INCREASE IN CASH	(6.5)	28.1

CASH AT BEGINNING OF PERIOD	19.7	19.9

CASH AT END OF PERIOD	$13.2	$48.0

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009.

Debt Issuance: In March 2010, the Company issued $300.0 of floating rate medium-term notes which settled in early April.

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

The allowance for losses on loans, leases and other are evaluated together as a group since they relate to a similar customer base and their contractual terms require regular payment of principal and interest over 12 to 84 months and are secured by the same type of collateral. The allowance for credit losses consists of both a specific and general reserve.

FORM 10-Q

PACCAR FINANCIAL CORP.

The Company’s finance and other receivables are as follows:

	March 31 2010	December 31 2009
Retail loans	$1,545.3	$1,652.5
Retail direct financing leases	1,133.2	1,194.2
Dealer wholesale financing	314.8	275.7
Dealer master notes	86.7	98.3
Interest and other receivables	26.2	30.2
Unearned interest - finance leases	(122.4)	(134.4)

Total portfolio	2,983.8	3,116.5
Less allowance for losses:
Loans, leases and other	(71.0)	(74.0)
Dealer wholesale financing	(2.0)	(1.7)

Total portfolio, net of allowance for losses	$2,910.8	$3,040.8

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2010 and full year 2009 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have support agreements with PACCAR, similar to the Company’s Support Agreement. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through DAF’s, Kenworth’s and Peterbilt’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR loaned the Company $370.0 during the first quarter of 2009 and $25.0 during the fourth quarter of 2009. Of the $395.0 in loans, $177.0 matures in 2012 and $218.0 matures in 2014. The effective rate of these borrowings is 6.67%.

FORM 10-Q

PACCAR FINANCIAL CORP.

Amounts outstanding at March 31, 2010 and December 31, 2009, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	March 31 2010	December 31 2009
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$61.4	$52.0
Loans due from foreign finance affiliates	275.6	266.6
Direct financing leases due from affiliate	13.3	14.0
Receivables	1.9	4.2

Total	$352.2	$336.8

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$395.0	$395.0
Payables	39.6	27.9

Total	$434.6	$422.9

The Company provides direct financing leases to a dealer location operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of March 31, 2010 in the amount of $5.3 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

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

There were no dividends declared or paid during the first quarter of 2010 or the first quarter of 2009. The Company declared and paid a dividend of $100.0 during the second quarter of 2009.

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

Other Comprehensive Income

The components of other comprehensive income (OCI) were as follows:

	Three Months Ended March 31
	2010	2009
Net income	$9.1	$10.7
Other comprehensive income:
Unrealized gain on derivative contracts	8.1	15.6
Tax effect	(3.2)	(5.9)

	4.9	9.7

Total comprehensive income	$14.0	$20.4

The unrealized net gain on derivative contracts in the three months ended March 31, 2010 was due to a decrease in the liability of the Company’s floating to fixed interest rate swap contracts.

Accumulated other comprehensive loss of $(22.8) and $(27.7) at March 31, 2010 and December 31, 2009, respectively, is comprised of the unrealized net loss on derivative contracts.

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

FORM 10-Q

PACCAR FINANCIAL CORP.

Derivative contracts are measured on a recurring basis and used trucks held for sale are measured on a non-recurring basis. These assets and liabilities are outlined in the table below:

Level 2	March 31 2010	December 31 2009
Assets:
Used trucks held for sale	$56.5	$75.4
Derivative contracts	.1

Liabilities:
Derivative contracts	$36.7	$45.5

Used Trucks Held for Sale: The Company has used trucks held for sale. The carrying amount of used trucks held for sale is written down when appropriate to reflect their fair value. The Company determines the fair value of used trucks from a matrix pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. Used truck impairments during the first quarter of 2010 were $3.2 and were recorded as operating lease expense. These assets are categorized as Level 2 and are included in “Other assets” on the Balance Sheets. There were no Level 1 or 3 assets or liabilities.

Derivative Financial Instruments: The Company’s derivative financial instruments consist of interest rate contracts and are carried at fair value. These derivative contracts are over the counter and their fair value is determined using industry standard valuation models, which are based on the income approach. The significant inputs into the valuation models include market inputs such as interest rates, yield curves, credit default swap spreads and forward spot rates. These contracts are categorized as Level 2 and are included in “Other assets” and “Accounts payable, accrued expenses and other” on the Balance Sheets.

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below:

Cash: The carrying amount reported in the balance sheets is stated at fair value.

Net Receivables: For floating rate loans, wholesale financing, and interest and other receivables, fair values approximate carrying values. For fixed rate loans that are not impaired, fair values are estimated using discounted cash flow analysis based on current rates for comparable loans. Finance lease receivables and the related loss provisions have been excluded from the accompanying table.

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

FORM 10-Q

PACCAR FINANCIAL CORP.

The carrying amount and fair value of fixed rate loans and fixed rate debt are as follows:

	March 31 2010		December 31 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fixed rate loans	$1,505.8	$1,542.5	$1,610.4	$1,653.8

Liabilities:
Due to PACCAR Inc	$395.0	$441.9	$395.0	$441.8
Fixed rate debt	250.2	251.1	249.4	244.8

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, such as interest rate contracts, are used to hedge exposures to fluctuations in interest rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at March 31, 2010.

Interest rate contracts generally involve the exchange of fixed and floating rate interest payments. Net amounts paid or received are reflected as adjustments to interest expense. At March 31, 2010, the notional amount of these contracts totaled $1,276.0 with amounts expiring over the next four years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by the counterparty, the risk in these transactions is the cost of replacing the interest rate contract at current market rates.

Notional maturities for all interest rate contracts over the next four years are $604.0 for the remainder of 2010, $425.0 for 2011, $234.0 for 2012 and $13.0 for 2013. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	March 31 2010		December 31 2009
Interest-rate contracts	Assets	Liabilities	Assets	Liabilities
Other assets	$.1
Accounts payable, accrued expenses and other		$36.7		$45.5

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company also has fair value hedges. The Company uses regression analysis and the change in variable cash flows method to assess and measure effectiveness of interest rate contracts. Gains or losses on the effective portion of derivatives designated and qualifying as cash flow hedges that arise from changes in fair value are initially reported in accumulated other comprehensive income. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the three months ended March 31, 2010.

FORM 10-Q

PACCAR FINANCIAL CORP.

Cash Flow Hedges

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $22.8, net of tax, included in accumulated other comprehensive loss as of March 31, 2010, $16.9, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into accumulated Other Comprehensive Income (OCI) and into the Statements of Income:

	Three Months Ended March 31
	2010	2009
Pre-tax loss on derivative contracts recognized in
Other comprehensive loss	$(5.9)	$(1.2)
Expenses reclassified from accumulated OCI into
Interest and other borrowing expenses	$14.0	$16.8

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing costs as follows:

March 31 2010
Interest-rate swaps	$(.8)
Term notes	$.8

In addition, the net interest from the settlement of the interest-rate swaps was $.2 for the three months ended March 31, 2010 and is reported in interest and other borrowing costs. The Company had no fair value hedges outstanding at March 31, 2009.

NOTE G – INCOME TAXES

The Company’s effective income tax rate was (13.8)% for the first quarter of 2010 compared to 38.2% for the first quarter of 2009, reflecting a favorable effect of a change in the estimated average state income tax rate.

FORM 10-Q

PACCAR FINANCIAL CORP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Average Earning Assets, New Business Volume, Revenue and Net Income

	Three Months Ended March 31
	2010	2009	% Change
Average earning assets by product:
Retail loans and direct financing leases	$2,652.7	$3,180.7	(17)%
Equipment on operating leases	681.2	621.5	10%
Dealer wholesale financing	298.5	320.3	(7)%
Dealer master notes	87.7	142.0	(38)%

	$3,720.1	$4,264.5	(13)%

New business volume	$204.1	$126.0	62%

Revenue by product:
Retail loans and direct financing leases	$43.2	$56.6	(24)%
Equipment on operating leases	46.4	40.4	15%
Dealer wholesale financing	2.4	2.5	(4)%
Dealer master notes	.8	1.5	(47)%
Used truck sales, other revenues and fees	13.0	8.1	60%

	$105.8	$109.1	(3)%

Net income	$9.1	$10.7	(15)%

Results of Operations

Net income

The Company’s net income was $9.1 for the first quarter of 2010 compared to $10.7 for the first quarter of 2009. The decrease in net income was primarily the result of lower finance margin from lower average earning asset balances.

Revenue

Total interest and other revenue in the first quarter of 2010 decreased $3.3 to $105.8 from $109.1 in the first quarter of 2009. This decrease was due to a decline in interest and fee income partially offset by higher operating lease and rental revenues as well as increased used truck sales and other revenue.

FORM 10-Q

PACCAR FINANCIAL CORP.

Interest and fee income is summarized below:

Three Months Ended March 31

Interest and fee income – 2009	$63.5
Lower average balances	(10.2)
Decrease in yield	(4.3)

Interest and fee income – 2010	$49.0

The decline in interest and fee income is a result of lower interest earned from retail loans and direct financing leases related to lower average assets and lower yields for these products. Average earning assets declined as a result of lower retail truck sales. The reduction in average loan and direct finance lease yields in the first quarter of 2010 was due to lower market interest rates.

Operating lease and rental revenue is summarized below:

Three Months Ended March 31

Operating lease and rental revenues – 2009	$40.4
Higher average balances	3.8
Increase in yield and rental utilization	2.2

Operating lease and rental revenues – 2010	$46.4

Operating lease and rental revenues increased $6.0 to $46.4 from $40.4 in the first quarter of 2009 due to a larger average equipment on operating lease portfolio and increased yields for the operating lease products. The higher average operating lease assets reflect higher new lease volume in the first three months of 2010. In addition, the Company achieved increased revenue from short-term rental assets and yields on operating leases due to higher short-term rental utilization and higher average rental rates reflecting increased market demand.

Used truck sales and other revenue increased in the first quarter of 2010 primarily due to higher sales of used trucks acquired from PACCAR truck division customers as part of new truck sales packages.

Expenses

For the first quarter of 2010, interest and other borrowing expenses decreased from the first quarter of 2009 primarily due to lower average debt balances and lower borrowing rates, as summarized below:

Three Months Ended March 31

Interest and borrowing costs – 2009	$37.1
Lower average balances	(6.9)
Lower borrowing rates	(3.7)

Interest and borrowing costs – 2010	$26.5

FORM 10-Q

PACCAR FINANCIAL CORP.

The decline in average debt balances for the first quarter of 2010 was due to a reduction in the asset portfolio resulting in lower funding requirements. Borrowing rates for the first quarter of 2010 declined from the first quarter of 2009 primarily due to lower market interest rates.

Depreciation and other rental expenses increased in the first quarter of 2010 from the first quarter in 2009 due to an increase in average operating lease assets and higher used truck inventory impairments related to aged returned lease units. In the first quarter of 2010, $3.2 of used truck inventory impairments were recognized compared to no impairment during the first three months of 2009.

Cost of used trucks and other expenses increased in the first quarter of 2010 from the first quarter of 2009 primarily due to selling more used trucks acquired as part of new truck sales packages.

The provision for losses on receivables for the first quarter of 2010 increased $.1 from the first quarter of 2009 as a $3.2 lower decrease in the allowance for credit losses was offset by $3.1 lower net charge-offs.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Three Months Ended March 31 2010	Year Ended December 31 2009	Three Months Ended March 31 2009
Balance at beginning of period	$75.7	$87.6	$87.6
Provision for losses	7.6	42.5	7.5
Credit losses	(11.2)	(58.0)	(14.3)
Recoveries	.9	3.6	.9

Balance at end of period	$73.0	$75.7	$81.7

Ratios:

Credit losses net of recoveries ($10.3 in 2010) to average total portfolio ($3,038.9 in 2010) annualized at March 31, 2010	1.37%	1.61%	1.52%

Allowance for losses ($73.0 in 2010) to period-end total portfolio ($2,983.8 in 2010)	2.45%	2.43%	2.30%

Period-end retail loan and lease receivables past due, over 30 days, ($53.8 in 2010) to period-end retail loan and lease receivables ($2,582.3 in 2010)	2.08%	1.96%	2.30%

FORM 10-Q

PACCAR FINANCIAL CORP.

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31 2010		December 31 2009		March 31 2009
Retail loans	$1,571.5	53%	$1,682.7	54%	$2,016.0	57%
Retail leases	1,010.8	34%	1,059.8	34%	1,074.9	30%
Dealer wholesale financing	314.8	10%	275.7	9%	327.1	9%
Dealer master notes	86.7	3%	98.3	3%	132.7	4%

Total portfolio	$2,983.8	100%	$3,116.5	100%	$3,550.7	100%

In the first three months of 2010, credit losses net of recoveries decreased to $10.3 from $13.4 for the first three months of 2009 as a result of fewer repossessions and a lower loss per repossession. Retail loan and lease receivables past due over 30 days at March 31, 2010 was 2.08%, a slight increase from 1.96% at December 31, 2009, but a decrease from 2.30% at March 31, 2009. The Company is actively working with its past due customers to get their payment status back to current. The allowance for losses as a percentage of the total portfolio increased to 2.45% at March 31, 2010 from 2.43% as of December 31, 2009.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The Company’s effective income tax rate was (13.8)% for the first quarter of 2010 compared to 38.2% for the first quarter of 2009, reflecting a favorable effect of a change in the estimated average state income tax rate.

Company Outlook

Earning assets at the end of 2010 are expected to be comparable to year-end 2009 levels. Slow economic conditions will continue to exert pressure on the profit margins of truck operators and challenge some customers’ ability to make timely payments to the Company. Improving economic conditions may lead to lower levels of past due accounts, truck repossessions and voluntary truck returns. See the Forward Looking Statement section of Management’s Discussions and Analysis for factors that may affect this outlook.

FORM 10-Q

PACCAR FINANCIAL CORP.

Funding and Liquidity

During the first three months of 2010, the Company maintained its Standard & Poor’s and Moody’s short-and long-term debt ratings.

The Company’s debt ratings at March 31, 2010 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1+	P-1
Senior unsecured debt	AA-	A1

On April 29, 2010, Standard and Poor’s lowered the Company’s credit rating from AA- to A+. The Company believes its strong liquidity position and Standard and Poor’s A+ investment grade credit rating will continue to provide financial stability and excellent access to capital markets at competitive interest rates.

The Company’s strong credit ratings are primarily based on PACCAR’s operating cash flow, demand for its quality products and substantial financial assets.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2009, the Company filed a new shelf registration statement to issue medium-term notes. The shelf registration statement expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period. In late March 2010, the Company issued $300.0 million of floating rate medium-term notes under this registration. The proceeds were received in early April. The total notional amount of medium-term notes outstanding for the Company as of March 31, 2010 was $1,148.5.

PACCAR loaned the Company $370.0 during the first quarter of 2009 and $25.0 during the fourth quarter of 2009. Of the $395.0 in loans, $177.0 matures in 2012 and $218.0 matures in 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at March 31, 2010. Of this amount, $2,000 expires in June 2010 and $1,000 expires in 2012. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $2,030 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $970 is allocated to the following subsidiaries: $485 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiary, $195 is available for use by PACCAR’s United Kingdom financial subsidiary and $90 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2010 and the year ended December 31, 2009.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) continues to be relevant.

FORM 10-Q

PACCAR FINANCIAL CORP.

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

There has been no material changes in the Company’s market risk during the three months ended March 31, 2010. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2009 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2010 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

For Items 1 and 5, there was no reportable information during the three months ended March 31, 2010.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(a) and (b).

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2009 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2010.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

FORM 10-Q

PACCAR FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date May 5, 2010	By	/s/ Timothy M. Henebry
Timothy M. Henebry President (Authorized Officer)

	By	/s/ Alejandro Novoa
Alejandro Novoa Controller (Chief Accounting Officer)

FORM 10-Q

PACCAR FINANCIAL CORP.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

3	Articles of incorporation and bylaws:

(a)	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

(b)	By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 dated October 20, 1983, File Number 0-12553).

4	Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to the Company’s Form 8-K dated November 3, 2006).

(b)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

(c)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4(c) to the Company’s Annual Report on Form 10-K dated February 26, 2010).

(d)	Forms of Medium-Term Note, Series M (incorporated by reference to Exhibits 4.2 and 4.3 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

(e)	Form of InterNotes (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

10	Material contracts:

(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12	Statements re computation of ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2010 and 2009.

FORM 10-Q

PACCAR FINANCIAL CORP.

(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three month periods ended March 31, 2010 and 2009.

31	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

32	Section 1350 Certifications:

(a)	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.