Form 10-Q
period 2010-06-30
PACCAR FINANCIAL CORP
filed 2010-08-06
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Common Stock, $100 par value—145,000 shares as of July 31, 2010

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited) (Millions of Dollars)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Interest and fee income	$46.8	$58.4	$95.8	$121.8
Operating lease and rental revenues	46.4	38.2	92.8	78.7
Used truck sales and other revenues	10.1	4.6	20.5	9.8

TOTAL INTEREST AND OTHER REVENUE	103.3	101.2	209.1	210.3

Interest and other borrowing costs	25.0	34.4	51.5	71.5
Depreciation and other rental expenses	37.6	34.4	81.5	70.0
Cost of used truck sales and other expenses	10.0	3.6	20.0	5.5
Selling, general and administrative expenses	10.0	9.8	19.8	19.5
Provision for losses on receivables	5.5	13.7	13.1	21.2

TOTAL EXPENSES	88.1	95.9	185.9	187.7

INCOME BEFORE INCOME TAXES	15.2	5.3	23.2	22.6

Income taxes	5.8	2.0	4.7	8.6

NET INCOME	9.4	3.3	18.5	14.0

RETAINED EARNINGS AT BEGINNING OF PERIOD	471.6	545.2	462.5	534.5
Dividends paid		100.0		100.0

RETAINED EARNINGS AT END OF PERIOD	$481.0	$448.5	$481.0	$448.5

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation (“PFSC”)

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

BALANCE SHEETS (Millions of Dollars)	June 30 2010	December 31 2009*
	(Unaudited)
ASSETS

Cash	$8.9	$19.7
Finance and other receivables, net of allowance for losses (2010 - $72.6 and 2009 - $75.7)	2,773.1	3,040.8
Due from PACCAR Inc and affiliates	413.7	336.8
Equipment on operating leases, net of accumulated depreciation (2010 - $224.6 and 2009 - $190.4)	669.8	691.3
Other assets	84.3	119.7

TOTAL ASSETS	$3,949.8	$4,208.3

LIABILITIES

Accounts payable, accrued expenses and other	$114.7	$138.2
Due to PACCAR Inc and affiliates	423.9	422.9
Commercial paper	724.1	1,294.9
Medium-term notes	1,474.0	1,147.9
Deferred income taxes	436.4	465.3

TOTAL LIABILITIES	$3,173.1	$3,469.2

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	267.8	258.8
Retained earnings	481.0	462.5
Accumulated other comprehensive loss	(17.6)	(27.7)

TOTAL STOCKHOLDER’S EQUITY	$776.7	$739.1

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,949.8	$4,208.3

*	The December 31, 2009 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)	Six Months Ended June 30
	2010	2009
OPERATING ACTIVITIES

Net income	$18.5	$14.0
Items included in net income not affecting cash:
Depreciation and amortization	70.2	59.7
Provision for losses on receivables	13.1	21.2
Deferred tax provision	(51.3)	(32.7)
Administrative fees for services from PFSC	9.0	10.6
Increase in payables and other	29.0	35.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	88.5	108.1

INVESTING ACTIVITIES

Finance and other receivables originated	(339.5)	(214.9)
Collections on finance and other receivables	622.4	674.3
Net (increase) decrease in wholesale receivables	(14.7)	58.5
Net (increase) decrease in loans and leases to PACCAR Inc and affiliates	(79.6)	735.6
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(73.7)	(81.8)
Proceeds from disposal of equipment	45.3	67.1
Other	(14.8)	(13.3)

NET CASH PROVIDED BY INVESTING ACTIVITIES	145.4	1,225.5

FINANCING ACTIVITIES

Net decrease in commercial paper	(570.8)	(990.7)
Proceeds from medium-term notes	551.1	178.5
Payments of medium-term notes	(225.0)	(800.0)
Dividends paid		(100.0)
Advances from PACCAR Inc		370.0

NET CASH USED IN FINANCING ACTIVITIES	(244.7)	(1,342.2)

NET DECREASE IN CASH	(10.8)	(8.6)

CASH AT BEGINNING OF PERIOD	19.7	19.9

CASH AT END OF PERIOD	$8.9	$11.3

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

Reclassifications: Certain prior-year amounts have been reclassified to conform to the 2010 presentation.

New Accounting Pronouncements: In July 2010 the FASB issued Accounting Standards Update (“ASU”) No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ASU 2010 -20 amends FASB Accounting Standards Codification topic 310 - Receivables and expands disclosures about the credit quality of a company’s financing receivables and allowance for credit losses. ASU 2010-20 is effective for reporting periods ending after December 15, 2010. The Company is currently evaluating the effects of the new pronouncement on its disclosures.

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

The allowance for losses on loans, leases and other are evaluated together since they relate to a similar customer base and their contractual terms require regular payment of principal and interest over 12 to 84 months and are secured by the same type of collateral. The allowance for credit losses consists of both a specific and general reserve.

FORM 10-Q

PACCAR FINANCIAL CORP.

The Company’s finance and other receivables are as follows:

	June 30 2010	December 31 2009
Retail loans	$1,475.4	$1,652.5
Retail direct financing leases	1,092.5	1,194.2
Dealer wholesale financing	290.4	275.7
Dealer master notes	77.5	98.3
Interest and other receivables	24.6	30.2
Unearned interest - finance leases	(114.7)	(134.4)

Total portfolio	2,845.7	3,116.5
Less allowance for losses:
Loans, leases and other	(70.8)	(74.0)
Dealer wholesale financing	(1.8)	(1.7)

Total portfolio, net of allowance for losses	$2,773.1	$3,040.8

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2010 and full year 2009 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

FORM 10-Q

PACCAR FINANCIAL CORP.

Amounts outstanding at June 30, 2010 and December 31, 2009, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	June 30 2010	December 31 2009
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$115.4	$52.0
Loans due from foreign finance affiliates	284.2	266.6
Direct financing leases due from affiliate	12.6	14.0
Receivables	1.5	4.2

Total	$413.7	$336.8

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$395.0	$395.0
Payables	28.9	27.9

Total	$423.9	$422.9

The Company provides direct financing leases to a dealer location operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of June 30, 2010 in the amount of $5.3 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

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

There were no dividends declared or paid during the first six months of 2010. The Company declared and paid a dividend of $100.0 during the second quarter of 2009.

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

Other Comprehensive Income

The components of other comprehensive income (OCI) were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income	$9.4	$3.3	$18.5	$14.0
Other comprehensive income:
Unrealized gain on derivative contracts	8.3	10.7	16.4	26.0
Tax effect	(3.1)	(4.2)	(6.3)	(9.8)

	5.2	6.5	10.1	16.2

Total comprehensive income	$14.6	$9.8	$28.6	$30.2

The unrealized net gain on derivative contracts in the three and six months ended June 30, 2010 was due to an increase in the fair market value of the Company’s floating to fixed interest rate swap contracts.

Accumulated other comprehensive loss of $(17.6) and $(27.7) at June 30, 2010 and December 31, 2009, respectively, is comprised of the unrealized net loss on derivative contracts.

NOTE E – Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy of fair value measurements is described below:

Level 1 – Valuations are based on quoted prices that the Company has the ability to obtain in actively traded markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market or exchange traded market, valuation of these instruments does not require a significant degree of judgment. The Company has no financial instruments requiring Level 1 valuation.

Level 2 – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are obtained from indirect market information that is significant to the overall fair value measurement and which require a significant degree of management judgment. The Company has no financial instruments requiring Level 3 valuation.

FORM 10-Q

PACCAR FINANCIAL CORP.

Derivative contracts are measured on a recurring basis and used trucks held for sale are measured on a non-recurring basis. These assets and liabilities are outlined in the table below:

Level 2	June 30 2010	December 31 2009
Assets:
Used trucks held for sale	$30.7	$75.4
Derivative contracts	.7

Liabilities:
Derivative contracts	$28.4	$45.5

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down when appropriate to reflect their fair value. The Company determines the fair value of used trucks from a matrix pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. Used truck impairments during the first six months of 2010 were $3.6 and were recorded as operating lease expense. These assets are categorized as Level 2 and are included in “Other assets” on the Balance Sheets.

Derivative Financial Instruments: The Company’s derivative financial instruments consist of interest rate contracts and are carried at fair value. These derivative contracts are over the counter and their fair value is determined using industry standard valuation models, which are based on the income approach. The significant inputs into the valuation models include market inputs such as interest rates and credit default swap spreads. These contracts are categorized as Level 2 and are included in “Other assets” and “Accounts payable, accrued expenses and other” on the Balance Sheets.

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

FORM 10-Q

PACCAR FINANCIAL CORP.

The carrying amount and fair value of fixed rate loans and fixed rate debt are as follows:

	June 30 2010		December 31 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fixed rate loans	$1,435.7	$1,467.2	$1,610.4	$1,653.8

Liabilities:
Due to PACCAR Inc	$395.0	$443.2	$395.0	$441.8
Fixed rate debt	500.5	500.8	249.4	244.8

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, such as interest rate contracts, are used to hedge exposures to fluctuations in interest rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at June 30, 2010.

Interest rate contracts involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. The Company is exposed to interest rate risk caused by market volatility as a result of its borrowing activities. The objective of these contracts is to mitigate the fluctuations on earnings, cash flows and the fair value of borrowings. Net amounts paid or received are reflected as adjustments to interest expense. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by the counterparty, the risk in these transactions is the cost of replacing the interest rate contract at current market rates.

At June 30, 2010, the notional amount of these contracts totaled $1,200.0 with amounts expiring over the next four years. Notional maturities for all interest rate contracts are $390.0 for the remainder of 2010, $425.0 for 2011, $204.0 for 2012 and $181.0 for 2013. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	June 30 2010		December 31 2009
Interest-rate contracts	Assets	Liabilities	Assets	Liabilities
Other assets	$.7
Accounts payable, accrued expenses and other		$28.4		$45.5

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered

FORM 10-Q

PACCAR FINANCIAL CORP.

effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the six months ended June 30, 2010.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $17.6, net of tax, included in accumulated other comprehensive loss as of June 30, 2010, $12.3, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into accumulated Other Comprehensive Income (OCI) and into the Statements of Income:

	Three Months Ended June 30			Six Months Ended June 30
	2010		2009	2010		2009
Pre-tax loss on derivative contracts recognized in
Other comprehensive loss		$(3.5)	$(7.7)		$(9.4)	$(9.3)
Expenses reclassified from accumulated OCI into
Interest and other borrowing expenses		$11.8	$18.4		$25.8	$35.3
(Income) expense recognized in income on derivative contracts (ineffective portion):
Interest and other borrowing expenses	$		$(.2)	$		$.2

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing costs as follows:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
Interest-rate swaps	$		(.5)	$		(1.3)
Term notes	$		.6	$		1.4

In addition, the net interest from the settlement of the interest-rate swaps was $.3 for the six months ended June 30, 2010 and is reported in interest and other borrowing costs. The Company had no fair value hedges outstanding during the first six months of 2009.

NOTE G – INCOME TAXES

The Company’s effective income tax rate was 38.2% for the second quarter of 2010 compared to 37.7% for the second quarter of 2009. The Company’s effective tax rate was 20.3% for the first six months of 2010 compared to 38.1% for the first six months of 2009, reflecting a favorable effect of a change in the estimated average state income tax rate in the first quarter of 2010.

FORM 10-Q

PACCAR FINANCIAL CORP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	% Change	2010	2009	% Change
New business volume by product:
Retail loans and direct financing leases	$155.3	$101.3	53	$284.4	$180.2	58
Equipment on operating leases	26.1	51.5	(49)	73.7	81.8	(10)
Dealer master notes	27.4	17.9	53	55.1	34.7	59

	$208.8	$170.7	22	$413.2	$296.7	39

Average earning assets by product:
Retail loans and direct financing leases	$2,504.6	$3,010.0	(17)	$2,581.6	$3,094.9	(17)
Equipment on operating leases	675.2	543.3	24	679.7	582.1	17
Dealer wholesale financing	295.4	296.8		296.9	308.4	(4)
Dealer master notes	80.6	128.5	(37)	84.3	135.2	(38)

	$3,555.8	$3,978.6	(11)	$3,642.5	$4,120.6	(12)

Revenue by product:
Retail loans and direct financing leases	$41.3	$51.8	(20)	$84.5	$108.4	(22)
Equipment on operating leases	46.4	38.2	21	92.8	78.7	18
Dealer wholesale financing	2.4	2.6	(8)	4.8	5.2	(8)
Dealer master notes	.8	1.4	(43)	1.6	2.9	(45)
Used truck sales, other revenues and fees	12.4	7.2	72	25.4	15.1	68

	$103.3	$101.2	2	$209.1	$210.3	(1)

Net income	$9.4	$3.3	185	$18.5	$14.0	32

Results of Operations

New Business Volume

In the second quarter and first half of 2010 new business volume increased compared to prior year due to higher retail sales of PACCAR trucks.

Net Income

The Company’s net income was $9.4 for the second quarter of 2010 compared to $3.3 for the second quarter of 2009. Net income was $18.5 for the first six months of 2010 compared to $14.0 for the first six months of 2009. The increase in net income was primarily the result of higher operating lease margin (Operating lease and rental revenue less Depreciation and other rental expenses) and lower provision for credit losses, partially offset by lower finance margin (Interest and fee income less Interest and other borrowing costs) due to reduced receivable balances.

FORM 10-Q

PACCAR FINANCIAL CORP.

Revenue

Total interest and other revenues in the second quarter and first half of 2010 were comparable to corresponding periods in the prior year as higher operating lease and rental revenues were offset by lower interest and fee income.

Interest and fee income is summarized below:

	Three Months Ended June 30	Six Months Ended June 30
Interest and fee income – 2009	$58.4	$121.8
Lower average balances	(9.2)	(19.4)
Decrease in yield	(2.4)	(6.6)

Interest and fee income – 2010	$46.8	$95.8

Retail loan and direct finance lease average earning assets declined as a result of collections exceeding new business volume. The reduction in average loan and direct finance lease yields in the second quarter and first six months of 2010 was due to lower market interest rates.

Operating lease and rental revenue is summarized below:

	Three Months Ended June 30	Six Months Ended June 30
Operating lease and rental revenues – 2009	$38.2	$78.7
Higher average balances	9.3	13.0
(Decrease) increase in yield	(1.1)	1.1

Operating lease and rental revenues – 2010	$46.4	$92.8

The higher average operating lease assets reflect higher new lease volume during the second half of 2009.

Used truck sales and other revenue increased in the second quarter and first six months of 2010 primarily due to higher sales of used trucks acquired from PACCAR truck division customers as part of new truck sales packages.

Expenses

For the second quarter and first six months of 2010, interest and other borrowing costs decreased from the comparable periods in 2009 as summarized below:

	Three Months Ended June 30	Six Months Ended June 30
Interest and borrowing costs – 2009	$34.4	$71.5
Lower average balances	(3.9)	(10.8)
Lower borrowing rates	(5.5)	(9.2)

Interest and borrowing costs – 2010	$25.0	$51.5

FORM 10-Q

PACCAR FINANCIAL CORP.

The decline in average debt balances for the second quarter and first six months of 2010 was due to a reduction in the asset portfolio resulting in lower funding requirements. Borrowing rates for the second quarter and first six months of 2010 declined from the second quarter and first six months of 2009 primarily due to lower market interest rates.

Depreciation and other rental expenses increased in the second quarter and for the first six months of 2010 from the comparable period in 2009 due to an increase in average operating lease assets.

Cost of used trucks and other expenses increased in the second quarter and for the first six months of 2010 from the second quarter and first six months of 2009 primarily due to selling more used trucks acquired from PACCAR truck division customers as part of new truck sale packages.

The provision for losses on receivables for the second quarter and first six months of 2010 decreased $8.2 and $8.1, respectively, from the second quarter and first six months of 2009 primarily due to lower net charge-offs and a smaller portfolio balance.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Six Months Ended June 30 2010	Year Ended December 31 2009	Six Months Ended June 30 2009
Balance at beginning of period	$75.7	$87.6	$87.6
Provision for losses	13.1	42.5	21.2
Credit losses	(18.4)	(58.0)	(29.7)
Recoveries	2.2	3.6	1.9

Balance at end of period	$72.6	$75.7	$81.0

Ratios:

Credit losses net of recoveries ($16.2 in 2010) to average total portfolio ($2,962.8 in 2010) annualized at June 30, 2010	1.10%	1.61%	1.58%

Allowance for losses ($72.6 in 2010) to period-end total portfolio ($2,845.7 in 2010)	2.55%	2.43%	2.41%

Period-end retail loan and lease receivables past due, over 30 days, ($77.0 in 2010) to period-end retail loan and lease receivables ($2,477.8 in 2010)	3.11%	1.96%	3.30%

FORM 10-Q

PACCAR FINANCIAL CORP.

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30 2010		December 31 2009		June 30 2009
Retail loans	$1,500.0	53%	$1,682.7	54%	$1,864.5	55%
Retail leases	977.8	34%	1,059.8	34%	1,072.6	32%
Dealer wholesale financing	290.4	10%	275.7	9%	294.4	9%
Dealer master notes	77.5	3%	98.3	3%	125.2	4%

Total portfolio	$2,845.7	100%	$3,116.5	100%	$3,356.7	100%

In the first six months of 2010, credit losses net of recoveries decreased $11.6 to $16.2 from $27.8 for the first six months of 2009 as a result of fewer repossessions ($6.7) and a lower loss per repossession ($4.9). Retail loan and lease receivables past due over 30 days at June 30, 2010 was 3.11%, an increase from 1.96% at December 31, 2009, and a decrease from 3.30% at June 30, 2009. Included in the June 30, 2010 past due amount is 1.45% related to one large customer. At June 30, 2010, the Company had $21.7 of specific loss reserves for all accounts considered to have a high risk of loss. The Company continues to focus on reducing past due balances. The allowance for losses as a percentage of the total portfolio increased to 2.55% at June 30, 2010 from 2.43% as of December 31, 2009.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

Income Taxes

The Company’s effective income tax rate was 38.2% for the second quarter of 2010 compared to 37.7% for the second quarter of 2009. The Company’s effective tax rate was 20.3% for the first six months of 2010 compared to 38.1% for the first six months of 2009, reflecting a favorable effect of a change in the estimated average state income tax rate in the first quarter of 2010.

Company Outlook

Earning assets in the second half of 2010 are expected to be slightly higher compared to current levels. Existing economic conditions will continue to exert pressure on the profit margins of truck operators and challenge some customers’ ability to make timely payments to the Company. If economic conditions continue to improve, it may lead to lower levels of past due accounts, truck repossessions and voluntary truck returns. See the Forward Looking Statement section of Management’s Discussions and Analysis for factors that may affect this outlook.

FORM 10-Q

PACCAR FINANCIAL CORP.

Funding and Liquidity

The Company’s debt ratings at June 30, 2010 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

The Company believes its current investment grade credit ratings will continue to provide it with access to capital markets at competitive interest rates and therefore assist the Company in maintaining its liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2009, the Company filed a new shelf registration statement to issue medium-term notes. The shelf registration statement expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of June 30, 2010 was $1,473.5.

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

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at June 30, 2010. Of this amount, $1,000 expires in June 2011, $1,000 expires in 2012 and $1,000 expires in 2013. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $2,135 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $865 is allocated to the following subsidiaries: $360 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiaries, $155 is available for use by PACCAR’s Australian financial subsidiary and $150 is available for use by PACCAR’s United Kingdom financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2010 and the year ended December 31, 2009.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) continues to be relevant.

FORM 10-Q

PACCAR FINANCIAL CORP.

Forward Looking Statements

Certain information presented in this Form 10-Q contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in costs, changes in credit rating or other changes that would affect financing costs, insufficient liquidity in the capital markets and availability of other funding sources; and legislation and governmental regulation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2010. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2009 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

For Items 1 and 5, there was no reportable information during the six months ended June 30, 2010.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(a) and (b).

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2009 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2010.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

FORM 10-Q

PACCAR FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date August 6, 2010	By	/s/ Timothy M. Henebry
Timothy M. Henebry President (Authorized Officer)

	By	/s/ Alejandro Novoa
Alejandro Novoa Controller (Chief Accounting Officer)

FORM 10-Q

PACCAR FINANCIAL CORP.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

3	Articles of incorporation and bylaws:

(a)	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

(b)	By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 dated October 20, 1983, File Number 0-12553).

4	Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to the Company’s Form 8-K dated November 3, 2006).

(b)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

(c)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4(c) of PACCAR Financial Corp.’s Annual Report on Form 10-K filed February 26, 2010, File Number 001-11677).

(d)	Forms of Medium-Term Note, Series M (incorporated by reference to Exhibits 4.2 and 4.3 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

(e)	Form of InterNotes (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

10	Material contracts:

(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12	Statements re computation of ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2010 and 2009.

FORM 10-Q

PACCAR FINANCIAL CORP.

(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six month periods ended June 30, 2010 and 2009.

31	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

32	Section 1350 Certifications:

(a)	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.