Form 10-Q
period 2010-09-30
PACCAR FINANCIAL CORP
filed 2010-11-08
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Common Stock, $100 par value—145,000 shares as of October 31, 2010

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORM 10-Q

PACCAR FINANCIAL CORP.

FORM 10-Q

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited) (Millions of Dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Interest and fee income	$44.9	$55.5	$140.7	$177.3
Operating lease and rental revenues	47.4	40.8	140.2	119.5
Used truck sales and other revenues	10.0	9.8	30.5	19.6

TOTAL INTEREST AND OTHER REVENUE	102.3	106.1	311.4	316.4

Interest and other borrowing costs	23.3	32.1	74.8	103.6
Depreciation and other rental expenses	38.9	35.5	120.4	105.5
Cost of used truck sales and other expenses	9.6	8.9	29.6	14.4
Selling, general and administrative expenses	10.4	9.2	30.2	28.7
Provision for losses on receivables	4.0	12.9	17.1	34.1

TOTAL EXPENSES	86.2	98.6	272.1	286.3

INCOME BEFORE INCOME TAXES	16.1	7.5	39.3	30.1

Income taxes	6.2	2.5	10.9	11.1

NET INCOME	9.9	5.0	28.4	19.0

RETAINED EARNINGS AT BEGINNING OF PERIOD	481.0	448.5	462.5	534.5

Dividends paid				100.0

RETAINED EARNINGS AT END OF PERIOD	$490.9	$453.5	$490.9	$453.5

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation (“PFSC”)

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

BALANCE SHEETS (Millions of Dollars)	September 30 2010	December 31 2009
	(Unaudited)
ASSETS

Cash	$2.7	$19.7
Finance and other receivables, net of allowance for losses (2010 - $63.9 and 2009 - $75.7)	2,761.6	3,040.8
Due from PACCAR Inc and affiliates	417.7	336.8
Equipment on operating leases, net of accumulated depreciation (2010 - $239.0 and 2009 - $190.4)	653.6	691.3
Other assets	93.3	119.7

TOTAL ASSETS	$3,928.9	$4,208.3

LIABILITIES

Accounts payable, accrued expenses and other	$128.0	$138.2
Due to PACCAR Inc and affiliates	424.2	422.9
Commercial paper	686.2	1,294.9
Medium-term notes	1,475.7	1,147.9
Deferred income taxes	422.2	465.3

TOTAL LIABILITIES	$3,136.3	$3,469.2

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	271.8	258.8
Retained earnings	490.9	462.5
Accumulated other comprehensive loss	(15.6)	(27.7)

TOTAL STOCKHOLDER’S EQUITY	$792.6	$739.1

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,928.9	$4,208.3

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)	Nine Months Ended September 30
	2010	2009
OPERATING ACTIVITIES

Net income	$28.4	$19.0
Items included in net income not affecting cash:
Depreciation and amortization	106.0	89.9
Provision for losses on receivables	17.1	34.1
Deferred tax provision	(51.7)	(28.3)
Administrative fees for services from PFSC	13.0	15.4
Increase in payables and other	30.2	40.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	143.0	170.9

INVESTING ACTIVITIES

Finance and other receivables originated	(629.2)	(389.5)
Collections on finance and other receivables	925.6	975.5
Net (increase) decrease in wholesale receivables	(18.3)	30.7
Net (increase) decrease in loans and leases to PACCAR Inc and affiliates	(82.7)	922.9
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(104.5)	(195.7)
Proceeds from disposal of equipment	65.1	84.5
Other	(32.0)	(10.7)

NET CASH PROVIDED BY INVESTING ACTIVITIES	124.0	1,417.7

FINANCING ACTIVITIES

Net decrease in commercial paper	(608.7)	(741.1)
Proceeds from medium-term notes	549.7	178.5
Payments of medium-term notes	(225.0)	(1,300.0)
Advances from PACCAR Inc		370.0
Dividends paid		(100.0)

NET CASH USED IN FINANCING ACTIVITIES	(284.0)	(1,592.6)

NET DECREASE IN CASH	(17.0)	(4.0)

CASH AT BEGINNING OF PERIOD	19.7	19.9

CASH AT END OF PERIOD	$2.7	$15.9

See Notes to Financial Statements.

FORM 10-Q

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

FORM 10-Q

PACCAR FINANCIAL CORP.

The Company’s finance and other receivables are as follows:

	September 30 2010	December 31 2009
Retail loans	$1,470.1	$1,652.5
Retail direct financing leases	1,066.8	1,194.2
Dealer wholesale financing	294.0	275.7
Dealer master notes	77.5	98.3
Interest and other receivables	26.9	30.2
Unearned interest - finance leases	(109.8)	(134.4)

Total portfolio	2,825.5	3,116.5
Less allowance for losses:
Loans, leases and other	(62.0)	(74.0)
Dealer wholesale financing	(1.9)	(1.7)

Total portfolio, net of allowance for losses	$2,761.6	$3,040.8

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2010 and full year 2009 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

FORM 10-Q

PACCAR FINANCIAL CORP.

Amounts outstanding at September 30, 2010 and December 31, 2009, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	September 30 2010	December 31 2009
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$118.8	$52.0
Loans due from foreign finance affiliates	284.2	266.6
Direct financing leases due from affiliate	12.3	14.0
Receivables	2.4	4.2

Total	$417.7	$336.8

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$395.0	$395.0
Payables	29.2	27.9

Total	$424.2	$422.9

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

There were no dividends declared or paid during the first nine months of 2010. The Company declared and paid a dividend of $100.0 during the second quarter of 2009.

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

Other Comprehensive Income

The components of other comprehensive income (OCI) were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income	$9.9	$5.0	$28.4	$19.0
Other comprehensive income:
Unrealized gain on derivative contracts	3.2	6.6	19.7	32.6
Tax effect	(1.2)	(2.5)	(7.6)	(12.3)

	2.0	4.1	12.1	20.3

Total comprehensive income	$11.9	$9.1	$40.5	$39.3

The unrealized net gain on derivative contracts in the three and nine months ended September 30, 2010 was due to an increase in the fair market value of the Company’s floating to fixed interest rate swap contracts.

Accumulated other comprehensive loss of $(15.6) and $(27.7) at September 30, 2010 and December 31, 2009, respectively, is comprised of the unrealized net loss on derivative contracts.

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

FORM 10-Q

PACCAR FINANCIAL CORP.

Derivative contracts are measured on a recurring basis and used trucks held for sale are measured on a non-recurring basis. These assets and liabilities are outlined in the table below:

Level 2	September 30 2010	December 31 2009
Assets:
Used trucks held for sale	$17.3	$75.4
Derivative contracts	1.6

Liabilities:
Derivative contracts	$25.3	$45.5

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down when appropriate to reflect their fair value. The Company determines the fair value of used trucks from a matrix pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. Used truck impairments during the third quarter and first nine months of 2010 were $.1 and $3.7, respectively, and were recorded in depreciation and other rental expenses. These assets are categorized as Level 2 and are included in “Other assets” on the Balance Sheets.

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

FORM 10-Q

PACCAR FINANCIAL CORP.

The carrying amount and fair value of fixed rate loans and fixed rate debt are as follows:

	September 30 2010		December 31 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fixed rate loans	$1,435.4	$1,476.1	$1,610.4	$1,653.8

Liabilities:
Due to PACCAR Inc	$395.0	$443.1	$395.0	$441.8
Fixed rate debt	502.2	506.9	249.4	244.8

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, such as interest rate contracts, are used to hedge exposures to fluctuations in interest rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at September 30, 2010.

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

At September 30, 2010, the notional amount of these contracts totaled $989.0 with amounts expiring over the next four years. Notional maturities for all interest rate contracts are $162.0 for the remainder of 2010, $425.0 for 2011, $204.0 for 2012 and $198.0 for 2013. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	September 30 2010		December 31 2009
Interest-rate contracts	Assets	Liabilities	Assets	Liabilities
Other assets	$1.6
Accounts payable, accrued expenses and other		$25.3		$45.5

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the nine months ended September 30, 2010.

FORM 10-Q

PACCAR FINANCIAL CORP.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $15.6, net of tax, included in accumulated other comprehensive loss as of September 30, 2010, $12.4, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into accumulated Other Comprehensive Income (OCI) and into the Statements of Income:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Pre-tax loss on derivative contracts recognized in
Other comprehensive loss	$(5.9)	$(12.2)	$(15.2)		$(21.5)
Expenses reclassified from accumulated OCI into
Interest and other borrowing expenses	$9.1	$18.8	$34.9		$54.1
Expenses recognized in income on derivative contracts (ineffective portion):
Interest and other borrowing expenses	$	$	$		$.1

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing costs as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Interest-rate swaps	$(2.1)	$	$(3.4)	$
Term notes	$2.1	$	$3.5	$

In addition, the net interest from the settlement of the interest-rate swaps was $.6 for the nine months ended September 30, 2010 and is reported in interest and other borrowing costs.

NOTE G – INCOME TAXES

The Company’s effective income tax rate was 38.5% for the third quarter of 2010 compared to 33.3% for the third quarter of 2009, as 2009 included a favorable provision to return adjustment. The Company’s effective tax rate was 27.7% for the first nine months of 2010 compared to 36.9% for the first nine months of 2009, reflecting a favorable effect of a change in the estimated average state income tax rate in the first quarter of 2010.

FORM 10-Q

PACCAR FINANCIAL CORP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	% Change	2010	2009	% Change
New business volume by product:
Retail loans and direct financing leases	$225.3	$162.6	39	$509.7	$342.9	49
Equipment on operating leases	31.1	113.9	(73)	104.8	195.6	(46)
Dealer master notes	58.6	20.1	192	113.7	54.8	107

	$315.0	$296.6	6	$728.2	$593.3	23

Average earning assets by product:
Retail loans and direct financing leases	$2,438.0	$2,851.9	(15)	$2,533.2	$3,013.1	(16)
Equipment on operating leases	660.8	569.2	16	673.3	577.7	17
Dealer wholesale financing	306.2	314.2	(3)	300.0	310.3	(3)
Dealer master notes	74.9	120.2	(38)	81.2	130.3	(38)

	$3,479.9	$3,855.5	(10)	$3,587.7	$4,031.4	(11)

Revenue by product:
Retail loans and direct financing leases	$41.6	$51.8	(20)	$131.0	$165.5	(21)
Equipment on operating leases	47.4	40.8	16	140.2	119.5	17
Dealer wholesale financing	2.6	2.5	4	7.4	7.7	(4)
Dealer master notes	.7	1.2	(42)	2.3	4.1	(44)
Used truck sales, other revenues and fees	10.0	9.8	2	30.5	19.6	56

	$102.3	$106.1	(4)	$311.4	$316.4	(2)

Net income	$9.9	$5.0	98	$28.4	$19.0	49

Results of Operations

New Business Volume

New business volume for the third quarter and first nine months of 2010 increased 6% and 23%, respectively, from the third quarter and first nine months of 2009 due to higher retail sales of PACCAR trucks in 2010. Also there was lower 2009 volume due to an emphasis on higher finance margins and preserving liquidity in the first half of 2009 during disruption in the public debt markets. Equipment on operating lease new business volume for the third quarter and first nine months of 2010 decreased $82.8 and $90.8, respectively, from the comparable periods in 2009. This decrease was attributable to decreased fleet business in 2010, as a few large fleet customers entered into new lease agreements in 2009.

FORM 10-Q

PACCAR FINANCIAL CORP.

Net Income

The Company’s net income was $9.9 for the third quarter of 2010 compared to $5.0 for the third quarter of 2009. The increase in net income for the quarter was primarily the result of lower provision for credit losses of $8.9 and higher operating lease margin of $3.2 (Operating lease and rental revenue less Depreciation and other rental expenses), partially offset by lower finance margin of $1.8 (Interest and fee income less Interest and other borrowing costs) due to reduced receivable balances. Net income was $28.4 for the first nine months of 2010 compared to $19.0 for the first nine months of 2009. The increase in net income for the first nine months was primarily due to lower provision for credit losses of $17.0 and higher operating lease margin of $5.8, partially offset by lower finance margin of $7.8 due to reduced receivable balances.

Revenue

Total interest and other revenues in the third quarter and first nine months of 2010 were comparable to corresponding periods in the prior year as higher operating lease and rental revenues were offset by lower interest and fee income.

Interest and fee income is summarized below:

	Three Months Ended September 30	Nine Months Ended September 30
Interest and fee income – 2009	$55.5	$177.3
Lower average earning asset balances	(7.7)	(27.1)
Decrease in yield	(2.9)	(9.5)

Interest and fee income – 2010	$44.9	$140.7

Retail loan and direct finance lease average earning assets declined as a result of collections exceeding new business volume. The reduction in average loan and direct finance lease yields in the third quarter and first nine months of 2010 was due to lower market interest rates. The average yields for the third quarter and first nine months of 2010 were 6.32% and 6.46%, respectively, down from 6.70% and 6.86% for the third quarter and first nine months of 2009.

Operating lease and rental revenue is summarized below:

	Three Months Ended September 30	Nine Months Ended September 30
Operating lease and rental revenues – 2009	$40.8	$119.5
Higher average balances	7.1	20.1
(Decrease) increase in yield	(.5)	.6

Operating lease and rental revenues – 2010	$47.4	$140.2

The higher average operating lease assets reflect higher new lease volume during the second half of 2009.

Used truck sales and other revenue increased in the first nine months of 2010 primarily due to higher sales of used trucks acquired from PACCAR truck division customers as part of new truck sales packages.

FORM 10-Q

PACCAR FINANCIAL CORP.

Expenses

For the third quarter and first nine months of 2010, interest and other borrowing costs decreased from the comparable periods in 2009 as summarized below:

	Three Months Ended September 30	Nine Months Ended September 30
Interest and borrowing costs – 2009	$32.1	$103.6
Lower average balances	(3.0)	(13.8)
Lower borrowing rates	(5.8)	(15.0)

Interest and borrowing costs – 2010	$23.3	$74.8

The decline in average debt balances ($295.5 for the third quarter and $420.9 for the first nine months) was due to a reduction in the average asset portfolio ($467.2 for the third quarter and $539.3 for the first nine months) resulting in lower funding requirements. Borrowing rates for the third quarter and first nine months of 2010 declined to 3.63% and 3.84%, respectively, from 4.47% and 4.58% for the third quarter and first nine months of 2009 primarily due to lower market interest rates.

Depreciation and other rental expenses increased $3.4 in the third quarter and $14.9 for the first nine months of 2010 from the comparable periods in 2009 due to an increase in average operating lease assets ($91.6 for the third quarter and $95.6 for the first nine months).

Cost of used trucks and other expenses increased in the first nine months of 2010 from the first nine months of 2009 primarily due to selling more used trucks acquired from PACCAR truck division customers as part of new truck sale packages.

The provision for losses on receivables for the third quarter and first nine months of 2010 decreased $8.9 and $17.0, respectively, from the third quarter and first nine months of 2009 primarily due to improvements in the portfolio as well as a decline in the receivable balances.

FORM 10-Q

PACCAR FINANCIAL CORP.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Nine Months Ended September 30 2010	Year Ended December 31 2009	Nine Months Ended September 30 2009
Balance at beginning of period	$75.7	$87.6	$87.6
Provision for losses	17.1	42.5	34.1
Charge offs	(32.6)	(58.0)	(45.2)
Recoveries	3.7	3.6	2.8

Balance at end of period	$63.9	$75.7	$79.3

Ratios:

Charge offs, net of recoveries ($28.9 in 2010) to average total portfolio ($2,914.4 in 2010) annualized at September 30, 2010	1.33%	1.61%	1.64%

Allowance for losses ($63.9 in 2010) to period-end total portfolio ($2,825.5 in 2010)	2.26%	2.43%	2.45%

Period-end retail loan and lease receivables past due, over 30 days, ($78.6 in 2010) to period-end retail loan and lease receivables ($2,454.0 in 2010)	3.20%	1.96%	2.70%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30 2010		December 31 2009		September 30 2009
Retail loans	$1,497.0	53%	$1,682.7	54%	$1,744.9	54%
Retail leases	957.0	34%	1,059.8	34%	1,053.1	33%
Dealer wholesale financing	294.0	10%	275.7	9%	322.2	10%
Dealer master notes	77.5	3%	98.3	3%	114.8	3%

Total portfolio	$2,825.5	100%	$3,116.5	100%	$3,235.0	100%

In the first nine months of 2010, charge offs, net of recoveries decreased $13.5 to $28.9 from $42.4 for the first nine months of 2009 as a result of a lower loss per repossession ($9.4) and fewer repossessions ($4.1).

FORM 10-Q

PACCAR FINANCIAL CORP.

Retail loan and lease receivables past due over 30 days at September 30, 2010 was 3.20%, an increase from 1.96% at December 31, 2009 and from 2.70% at September 30, 2009. Included in the September 30, 2010 past due percentage is 1.76% related to one large customer. Excluding that customer, the past due percentage would have been 1.44% at September 30, 2010, compared to 1.96% at December 31, 2009 and 2.70% at September 30, 2009. At September 30, 2010 the Company had $15.3 of specific loss reserves for all accounts considered to have a high risk of loss, including the above referenced large customer. The Company continues to focus on reducing past due balances. The allowance for losses as a percentage of the total portfolio decreased to 2.26% at September 30, 2010 from 2.43% as of December 31, 2009 as a result of an $8.7 million charge off for a singe customer that had been specifically reserved for.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

Income Taxes

The Company’s effective income tax rate was 38.5% for the third quarter of 2010 compared to 33.3% for the third quarter of 2009, as 2009 included a favorable provision to return adjustment. The Company’s effective tax rate was 27.7% for the first nine months of 2010 compared to 36.9% for the first nine months of 2009, reflecting a favorable effect of a change in the estimated average state income tax rate in the first quarter of 2010.

Company Outlook

Earning assets in the fourth quarter of 2010 are expected to be comparable to current levels. Existing economic conditions will continue to exert pressure on the profit margins of truck operators and challenge some customers’ ability to make timely payments to the Company. If economic conditions continue to modestly improve, it may lead to lower levels of past due accounts, truck repossessions and voluntary truck returns. Earning assets in 2011 are likely to moderately increase from increased truck sales from the expected gradual improvement in economic conditions in the U.S. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at September 30, 2010 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

Any decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2009, the Company filed a new shelf registration statement to issue medium-term notes. The shelf registration statement expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of September 30, 2010 was $1,473.5.

FORM 10-Q

PACCAR FINANCIAL CORP.

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

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at September 30, 2010. Of this amount, $1,000 expires in June 2011, $1,000 expires in 2012 and $1,000 expires in 2013. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $2,135 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $865 is allocated to the following subsidiaries: $360 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiaries, $155 is available for use by PACCAR’s Australian financial subsidiary and $150 is available for use by PACCAR’s United Kingdom financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2010 and the year ended December 31, 2009.

The Company issues commercial paper for a portion of its funding. Some of this commercial paper is converted to fixed interest rate debt through the use of interest rate swaps, which are used to manage interest rate risk. In the event of future disruption in the financial markets, the Company may not be able to issue replacement commercial paper. As a result, the Company is exposed to liquidity risk from the maturity of short-term borrowings paid to lenders compared to the timing of receivable collections from customers. The Company believes its cash balances and investments, syndicated bank lines, current investment-grade credit ratings of A+/A1 and its ability to borrow from PACCAR, if necessary, will continue to provide it with sufficient resources and access to capital markets at competitive interest rates and therefore contribute to the Company maintaining its liquidity and financial stability.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) continues to be relevant.

Forward Looking Statements

Certain information presented in this Form 10-Q contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in costs, changes in credit rating or other changes that would affect financing costs; insufficient liquidity in the capital markets and availability of other funding sources; and legislation and governmental regulation.

FORM 10-Q

PACCAR FINANCIAL CORP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2010. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2009 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

For Items 1 and 5, there was no reportable information during the nine months ended September 30, 2010.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(a) and (b).

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2009 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2010.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

FORM 10-Q

PACCAR FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date November 8, 2010	By	/s/ Timothy M. Henebry
Timothy M. Henebry President (Authorized Officer)

	By	/s/ Alejandro Novoa
Alejandro Novoa Controller (Chief Accounting Officer)

FORM 10-Q

PACCAR FINANCIAL CORP.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

3	Articles of incorporation and bylaws:

(a)	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

(b)	By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 dated October 20, 1983, File Number 0-12553).

4	Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to the Company’s Form 8-K dated November 3, 2006).

(b)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

(c)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4(c) of PACCAR Financial Corp.’s Annual Report on Form 10-K filed February 26, 2010, File Number 001-11677).

(d)	Forms of Medium-Term Note, Series M (incorporated by reference to Exhibits 4.2 and 4.3 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

(e)	Form of InterNotes (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

10	Material contracts:

(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12	Statements re computation of ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2010 and 2009.

FORM 10-Q

PACCAR FINANCIAL CORP.

(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine month periods ended September 30, 2010 and 2009.

31	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

32	Section 1350 Certifications:

(a)	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.