Form 10-K
period 2010-12-31
PACCAR FINANCIAL CORP
filed 2011-03-01
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 106th Avenue N.E., Bellevue, Washington 98004

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code is (425) 468-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series M Medium-Term Notes $250.0 Million Due June 17, 2013	New York Stock Exchange

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

Large accelerated filer:  ☐            Accelerated filer:  ☐            Non-accelerated filer:  ☒            Smaller reporting company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010:    None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2011:

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

PACCAR

PACCAR has two principal industry segments: (1) design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks and related aftermarket parts and (2) finance and leasing services provided to customers and dealers. Light and medium-duty trucks have a gross vehicle weight (GVW) ranging from 16,000 to 33,000 lbs (Class 5 to 7) in North America and 6 to 15 metric tonnes in Europe. Heavy duty trucks have a GVW of over 33,000 lbs (Class 8) in North America and over 15 metric tonnes in Europe. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. Other manufactured products include industrial winches.

PACCAR and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Canada and Mexico, are used world-wide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. PACCAR competes in the North American Class 5 to 7 markets primarily with conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by PACCAR’s wholly-owned subsidiaries located in those countries. PACCAR competes in the European light/medium market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries. Commercial trucks and related aftermarket parts comprise the largest segment of PACCAR’s business, accounting for 89.7% of total 2010 net sales and revenues.

Substantially all trucks and related aftermarket parts are sold to independent dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed by a foreign subsidiary headquartered in The Netherlands. A U.S. division, PACCAR International, also markets all three nameplates outside each of their primary markets. The decision to operate as a subsidiary or as a division is incidental to PACCAR’s Truck Segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

Aftermarket truck parts are sold and delivered to Kenworth’s and Peterbilt’s independent dealers through PACCAR’s parts distribution network. Parts are both manufactured by PACCAR and purchased from various suppliers. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 21.3% in 2010, 23.4% in 2009 and 15.1% in 2008.

PACCAR Financial Corp.

(Millions of Dollars)

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2010. PACCAR’s share of the U.S. and Canadian market was 24.1% of retail sales in 2010. In Europe there were five other principal competitors in the commercial vehicle market in 2010, including parent companies to two competitors of PACCAR in the United States. In 2010, DAF had a record 15.2% share of the Western and Central European heavy-duty market and a 7.7% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

BUSINESS OF THE COMPANY

The Company operates primarily in the industry segment of finance and leasing services provided to customers and dealers in the United States for new Kenworth and Peterbilt trucks, used trucks, truck trailers and allied equipment. The Company’s PacLease division franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. In selected markets, PacLease directly engages in full-service leasing with its customers through Company-owned stores and on a limited basis through Kenworth and Peterbilt dealerships.

The Company conducts business with most Kenworth and Peterbilt dealers in the United States. The volume of the Company’s business is significantly affected by PACCAR’s sales of trucks to its dealers and competition from other financing sources.

As of December 31, 2010, the Company employed 252 full-time employees, none of whom are represented by a collective bargaining agent. The Company considers relations with its employees to be good.

RISK FACTORS

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results, including:

Sales of PACCAR Products

The Company’s business is substantially dependent upon the sale of PACCAR products and its ability to offer competitive financing in the United States. Changes in the volume of sales of PACCAR products due to a variety of reasons could impact the level of business of the Company. Refer to the “Relationship with PACCAR and Affiliates” section in this Business and Risk Factors section and “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements for further discussion regarding the Company’s relationship with PACCAR.

PACCAR Financial Corp.

(Millions of Dollars)

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

Residual Value Risk

Residual value risk is the risk that the estimated residual value of leased assets established at lease origination, for the Company’s operating leases and certain direct financing leases, will not be recoverable when the leased asset is returned to the Company. When the market value of these leased assets at contract maturity or at early termination is less than its contractual residual value, the Company will be exposed to a greater risk of loss on the sales of the returned equipment. Refer to the Critical Accounting Policy on “Equipment on Operating Leases” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the Company’s exposure to residual value risk.

Market Risk

Market risk is the risk that changes in market interest rates, liquidity or prices will negatively impact the Company’s operating results and access to capital. Policies governing market risk exposure are established and periodically reviewed by the Company’s senior management. Refer to Item 7A – Quantitative and Qualitative Disclosures about Market Risk for further discussion regarding the Company’s exposure to interest rate risk.

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

PACCAR Financial Corp.

(Millions of Dollars)

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

CUSTOMER CONCENTRATION, PAST-DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements with any one party (customers, dealers and/or franchises) that account for 10% or more of Finance and Lease Receivables for the periods ended December 31, 2010, 2009 and 2008. The Company had contractual arrangements with one customer that accounted for 11.4% and 11.8% of total Interest and Other Revenue for the periods ended December 31, 2010 and 2009, respectively. No one party accounted for 10% or more of total Interest and Other Revenue for the period ended December 31, 2008.

Past-Due Receivables and Allowance for Losses

An account is considered past-due by the Company if any portion of an installment is due and unpaid for more than 30 days. In periods of adverse economic conditions, past-due levels, repossessions and credit losses generally increase.

PACCAR Financial Corp.

(Millions of Dollars)

The provision for losses on finance and other receivables is charged to income based on management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio. Receivables are charged off to the allowance for losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral).

For further discussion of the allowance for losses, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

SOURCES OF FUNDS

The Company’s primary sources of funds are commercial paper and medium-term note borrowings in the public capital markets, collections on loans and leases, retained earnings and to a lesser extent borrowings from PACCAR, bank loans and capital contributions from PFSC. The Company’s investment in additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that generally range from 36 to 60 months.

PACCAR Financial Corp.

(Millions of Dollars)

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

As of December 31, 2010, the total notional principal amount of interest rate swap contracts outstanding was $845.0, all of which effectively resulted in a net fixed rate payment obligation. These swap contracts are accounted for as cash flow hedges.

A portion of the Company’s fixed-rate term notes has been converted to variable-rate term notes using fair value hedges for interest rate risk. Fair value is determined using modeling techniques that include market inputs for interest rates. As of December 31, 2010, the total notional principal amount of fair value swap contracts outstanding was $40.0, all of which result in a net floating rate payment obligation.

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

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2010. Of this amount, $1,000 expires in June 2011, $1,000 expires in 2012 and $1,000 expires in 2013. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Of these, credit facilities of $2,135 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $865 is allocated to the following subsidiaries: $360 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiaries, $155 is available for use by PACCAR’s Australian financial subsidiary and $150 is available for use by PACCAR’s United Kingdom financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2010 and 2009.

As of December 31, 2010, the Company had medium-term notes outstanding with a notional value of $1,123.5 under two shelf registration statements, of which $323.5 are due within 12 months. See “Note F – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

An indenture of the Company dated as of December 1, 1983, as amended by a first supplemental indenture dated June 19, 1989 (Exhibit 4.1(a)) and a second indenture dated November 20, 2009 (Exhibit 4.1(c)) with respect to the Company’s medium-term notes, which are publicly issued from time to time, contain restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

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

PACCAR Financial Corp.

(Millions of Dollars)

The Company also leases office space from one facility owned by PACCAR and five facilities leased by PACCAR. Since the directors of the Company are all executives of PACCAR and PACCAR is the sole owner of PFSC’s outstanding voting common stock, PACCAR can determine the course of the Company’s business.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $395.0 outstanding in loans due to PACCAR as of December 31, 2010 and 2009. The Company had $228.8 and $52.0 outstanding in loans due from PACCAR as of December 31, 2010 and 2009, respectively. In addition, the Company loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $197.7 and $266.6 outstanding in loans due from foreign finance and leasing affiliates of PACCAR as of December 31, 2010 and 2009, respectively. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through DAF’s, Kenworth’s and Peterbilt’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. As of December 31, 2010, PFSC employed 146 full-time employees, none of whom are represented by a collective bargaining agent. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio was met for the years ended December 31, 2010, 2009 and 2008 without assistance. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

PACCAR Financial Corp.

(Millions of Dollars)

OTHER DISCLOSURES

The Company’s filings on Forms 10-K, 10-Q and 8-K and any amendments to those reports can be obtained through a link on the Company’s website, www.paccarfinancial.com, or PACCAR Inc’s website, www.paccar.com, free of charge as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Commission. The information on the websites is not incorporated by reference into this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 106th Avenue N.E., Bellevue, Washington 98004. The Company owns three full-service leasing facilities in Texas and a used truck sales facility in South Carolina. The Company has purchased land and is constructing an additional used truck sales facility in Utah.

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

No dividends were declared in 2010. Dividends in the amount of $100.0 and $100.0 were declared and paid to PFSC in 2009 and 2008, respectively.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company. The information with respect to each of the five years in the period ended December 31, 2010 has been derived from the Company’s audited financial statements.

Balance Sheet Data

	As of December 31
	2010	2009	2008	2007	2006
Total Assets	$3,947.9	$4,208.3	$5,814.0	$5,507.6	$5,508.3
Total Liabilities	3,130.2	3,469.2	5,050.8	4,683.0	4,727.3
Total Stockholder’s Equity	817.7	739.1	763.2	824.6	781.0

Income Statement Data

	Year ended December 31
	2010	2009	2008	2007	2006
Total interest and other revenue	$412.3	$426.8	$509.6	$573.0	$509.6
Total expenses	349.1	382.0	438.0	439.6	373.3

Income before income taxes	63.2	44.8	71.6	133.4	136.3
Income taxes	19.1	16.8	27.4	51.1	51.8

Net income	$44.1	$28.0	$44.2	$82.3	$84.5

Ratio of Earnings to Fixed Charges Pursuant to SEC Reporting Requirements (1)	1.69x	1.35x	1.44x	1.67x	1.82x
Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	3.11x	2.30x	2.10x	2.11x	2.30x

(1)	For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is considered representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements (see Exhibit 12(a)) but differs from the method called for in the Support Agreement between the Company and PACCAR (see Exhibit 12(b)).

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

	Year ended December 31
	2010	2009	% Change
New business volume by product:
Retail loans and direct financing leases	$825.6	$607.0	36%
Equipment on operating leases	162.2	326.1	(50)%
Dealer master notes	160.5	78.9	103%

	$1,148.3	$1,012.0	13%

Average earning assets by product:
Retail loans and direct financing leases	$2,508.7	$2,943.7	(15)%
Equipment on operating leases	668.6	592.6	13%
Dealer wholesale financing	298.3	312.3	(4)%
Dealer master notes	79.2	123.4	(36)%

	$3,554.8	$3,972.0	(11)%

Revenue by product:
Retail loans and direct financing leases	$162.0	$205.4	(21)%
Equipment on operating leases	188.0	163.2	15%
Dealer wholesale financing	9.7	10.4	(7)%
Dealer master notes	2.9	5.2	(44)%
Used truck sales, other revenues and fees	49.7	42.6	17%

	$412.3	$426.8	(3)%

Net income	$44.1	$28.0	58%

Results of Operations

2010 Compared to 2009:

New Business Volume

New business volume in 2010 increased 13% from 2009 due to higher retail sales of PACCAR trucks in 2010. Equipment on operating lease new business volume in 2010 decreased $163.9 from 2009. This decrease was attributable to decreased fleet business in 2010, as fewer large fleet customers entered into new lease agreements in 2009.

Net income

The Company’s net income was $44.1 in 2010 compared to $28.0 in 2009. The increase in net income was primarily the result of lower provision for credit losses of $24.6 and higher operating lease margin of $8.6 (Operating lease and rental revenues less Depreciation and other rental expenses), partially offset by lower finance margin of $11.8 (Interest and fee income less Interest and other borrowing costs) due to reduced receivable balances and higher selling, general and administrative expenses of $2.2.

PACCAR Financial Corp.

(Millions of Dollars)

Revenue and Expenses

Interest and other revenue in 2010 decreased $14.5 to $412.3 from $426.8 in 2009. The decrease was due to declines in interest and fee income, partially offset by higher operating lease and rental revenue and higher used truck sales and other revenue.

Finance margin decreased in 2010 primary due to lower interest and fee income, partially offset by lower interest and other borrowing costs. Interest and fee income declined due to lower average finance receivables and lower yields. Interest and other borrowing costs decreased primarily due to lower average debt balances and lower borrowing rates. Changes in finance margin are summarized as follows:

	Interest and fee income	Interest and other borrowing costs	Finance margin
2009	$232.9	$132.3	$100.6
Increase / (decrease)
Average finance receivables	(32.9)		(32.9)
Yields	(15.6)		(15.6)
Average debt balances		(16.3)	16.3
Borrowing rates		(20.4)	20.4

Total decrease	(48.5)	(36.7)	(11.8)

2010	$184.4	$95.6	$88.8

Retail loan and direct finance lease average earning assets declined as a result of collections exceeding new business volume. The reduction in average loan and direct finance lease yields in 2010 was due to lower market interest rates. The average yield in 2010 was 6.39%, down from 6.89% in 2009.

The decline in average debt balances of $387.2 was due to a reduction in the average asset portfolio of $493.2 resulting in lower funding requirements. Average borrowing rates in 2010 declined to 3.70% from 4.46% in 2009 primarily due to lower market interest rates.

Operating lease margin increased in 2010 primarily due to higher revenue attributable to higher average operating lease assets and reduced losses on returned lease assets. This was partially offset by higher depreciation expenses primarily due to higher average operating lease assets. Changes in operating lease margin are summarized as follows:

	Operating lease and rental revenues	Depreciation and other rental expenses	Operating lease margin
2009	$163.2	$147.2	$16.0
Increase / (decrease)
Operating lease impairments		(1.5)	1.5
Losses on returned lease assets		(4.7)	4.7
Average operating lease assets	9.8	7.7	2.1
Revenue and cost per asset	15.0	14.7	.3

Total increase	24.8	16.2	8.6

2010	$188.0	$163.4	$24.6

PACCAR Financial Corp.

(Millions of Dollars)

Used truck sales and other revenue increased in 2010 primarily due to higher sales of used trucks acquired from PACCAR truck division customers as part of new truck sales packages. Cost of used trucks and other expenses increased in 2010 from 2009 primarily due to higher sales of used trucks acquired from PACCAR truck division customers as part of new truck sale packages.

The provision for losses on receivables in 2010 decreased $24.6 from 2009 primarily due to improvements in the credit quality of the portfolio as well as a decline in the receivable balances.

Allowance for Losses

	Year ended December 31
	2010	2009
Allowance for Losses:
Balance at beginning of year	$75.7	$87.6
Provision for losses	17.1	41.7
Charge offs	(36.0)	(57.2)
Recoveries	4.9	3.6

Balance at end of year	$61.7	$75.7

Ratios:
Charge offs, net of recoveries ($31.1 in 2010) to average total portfolio ($2,886.2 in 2010)	1.08%	1.59%

Allowance for losses ($61.7 in 2010) to year-end total portfolio ($2,833.2 in 2010)	2.18%	2.43%

Year-end retail loan and lease receivables past-due, over 30 days, ($62.4 in 2010) to year-end retail loan and lease receivables ($2,495.8 in 2010)	2.50%	1.93%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	As of December 31
	2010		2009
Retail loans	$1,537.4	54%	$1,682.7	54%
Retail leases	958.4	34%	1,059.8	34%
Dealer wholesale financing	267.0	9%	275.7	9%
Dealer master notes	70.4	3%	98.3	3%

Total portfolio	$2,833.2	100%	$3,116.5	100%

In 2010, charge offs, net of recoveries decreased $22.5 to $31.1 from $53.6 in 2009 as a result of fewer repossessions and a lower loss per repossession, partially offset by a $8.7 charge off of a significant account considered to be uncollectible.

PACCAR Financial Corp.

(Millions of Dollars)

Retail loan and lease receivables past-due over 30 days was 2.50% at December 31, 2010, an increase from 1.93% at December 31, 2009. Included in the December 31, 2010 past-due percentage is 1.65% related to one large customer. Excluding that customer, the past-due percentage would have been 0.85% at December 31, 2010, compared to 1.93% at December 31, 2009. At December 31, 2010, the Company had $25.4 of specific loss reserves for all accounts considered to have a high risk of loss, including the above referenced large customer. The Company continues to focus on reducing past-due balances. The allowance for losses as a percentage of the total portfolio decreased to 2.18% at December 31, 2010 from 2.43% as of December 31, 2009 reflecting improved operating conditions and cash flows for its customers. See “Critical Accounting Policies”, “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

Retail loans and dealer master notes decreased to $1,537.4 and $70.4, compared to $1,682.7 and $98.3, at December 31, 2010 and 2009, respectively, due to collections exceeding new business volume.

Dealer wholesale financing balances decreased to $267.0 at December 31, 2010 compared to $275.7 at December 31, 2009, as dealers reduced new truck inventory balances.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied and are discussed further under “Critical Accounting Policies”. There have been no significant changes in customer contract terms during the periods.

The Company’s effective income tax rate was 30.2% for 2010, compared to 37.5% for 2009, reflecting a favorable effect from revaluation of net deferred tax liabilities due to a reduction in the estimated average state income tax rate in 2010.

2009 Compared to 2008:

	Year ended December 31
	2009	2008	% Change
New business volume by product:
Retail loans and direct financing leases	$607.0	$880.1	(31)%
Equipment on operating leases	326.1	340.9	(4)%
Dealer master notes	78.9	153.6	(49)%

	$1,012.0	$1,374.6	(26)%

Average earning assets by product:
Retail loans and direct financing leases	$2,943.7	$3,593.9	(18)%
Equipment on operating leases	592.6	528.0	12%
Dealer wholesale financing	312.3	409.5	(24)%
Dealer master notes	123.4	227.2	(46)%

	$3,972.0	$4,758.6	(17)%

Revenue by product:
Retail loans and direct financing leases	$205.4	$268.3	(23)%
Equipment on operating leases	163.2	171.5	(5)%
Dealer wholesale financing	10.4	17.9	(42)%
Dealer master notes	5.2	11.1	(53)%
Used truck sales, other revenues and fees	42.6	40.8	4%

	$426.8	$509.6	(16)%

Net income	$28.0	$44.2	(37)%

PACCAR Financial Corp.

(Millions of Dollars)

Net income

The Company’s net income of $28.0 in 2009 decreased from $44.2 in 2008. The lower net income was primarily the result of lower finance margin of $44.3 from lower average earning asset balances and lower yields partially offset by a lower provision for losses of $26.2 and lower selling, general and administrative expenses.

Revenue and Expenses

Interest and other revenue in 2009 decreased $82.8 to $426.8 from $509.6 in 2008. The decrease was due to declines in interest and fee income and lower operating lease and rental income, partially offset by higher used truck sales and other income.

Finance margin decreased in 2009 primary due to lower interest and fee income, partially offset by lower interest and other borrowing costs. Interest and fee income declined due to lower average finance receivables and lower yields. Interest and other borrowing costs decreased primarily due to lower average debt balances and lower borrowing rates. Changes in finance margin are summarized as follows:

	Interest and fee income	Interest and other borrowing costs	Finance margin
2008	$309.3	$164.4	$144.9
Increase / (decrease)
Average finance receivables	(61.2)		(61.2)
Yields	(15.2)		(15.2)
Average debt balances		(27.1)	27.1
Borrowing rates		(5.0)	5.0

Total decrease	(76.4)	(32.1)	(44.3)

2009	$232.9	$132.3	$100.6

Average finance receivables declined as a result of lower new loan volume related to lower retail truck sales. The reduction in average loan and direct finance lease yields in 2009 was due to lower market interest rates. The average yield in 2009 was 6.89%, down from 7.31% in 2008.

The decline in average debt balances in 2009 was due to a reduction in the asset portfolio resulting in lower funding requirements. The reduction in borrowing rates was primarily due to lower market interest rates.

Operating lease margin decreased primary due to lower revenue due to a decrease in short-term rental utilization and a lower fleet size during the first half of 2009, reflecting weak market demand and lower market rates. In addition, operating lease impairments and losses on returned lease assets increased due to weak market demand. This was partially offset by the effect of higher average operating lease assets.

PACCAR Financial Corp.

(Millions of Dollars)

Changes in operating lease margin are summarized as follows:

	Operating lease and rental revenues	Depreciation and other rental expenses	Operating lease margin
2008	$171.5	$143.9	$27.6
Increase / (decrease)
Operating lease impairments		3.5	(3.5)
Losses on returned lease assets		3.6	(3.6)
Average operating lease assets	5.7	3.5	2.2
Revenue and cost per asset	(14.0)	(7.3)	(6.7)

Total Increase / (decrease)	(8.3)	3.3	(11.6)

2009	$163.2	$147.2	$16.0

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

The provision for losses on receivables decreased $26.2 in 2009 from 2008 due to lower finance receivables.

Allowance for Losses

	Year ended December 31
	2009	2008
Allowance for Losses:
Balance at beginning of year	$87.6	$92.6
Provision for losses	41.7	67.9
Charge offs	(57.2)	(74.9)
Recoveries	3.6	2.0

Balance at end of year	$75.7	$87.6

Ratios:
Charge offs, net of recoveries ($53.6 in 2009) to average total portfolio ($3,379.4 in 2009)	1.59%	1.72%

Allowance for losses ($75.7 in 2009) to year-end total portfolio ($3,116.5 in 2009)	2.43%	2.26%

Year-end retail loan and lease receivables past-due, over 30 days, ($53.0 in 2009) to year-end retail loan and lease receivables ($2,742.5 in 2009)	1.93%	2.23%

PACCAR Financial Corp.

(Millions of Dollars)

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

In 2009, charge offs, net of recoveries decreased to $53.6 compared to $72.9 for the year ended 2008 as a result of fewer repossessions and a lower loss per repossession.

The percentage of retail loan and lease receivables past-due over 30 days declined to 1.93% at December 31, 2009 from 2.23% at December 31, 2008. The allowance for losses as a percentage of the total portfolio increased to 2.43% at December 31, 2009 from 2.26% as of December 31, 2008. See “Critical Accounting Policies”, “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

Retail loans and dealer master notes decreased to $1,682.7 and $98.3, compared to $2,193.1 and $191.9, at December 31, 2009 and 2008, respectively, due to declines in new business volume related to lower new truck retail sales.

Dealer wholesale financing balances decreased in 2009 to $275.7 at December 31, 2009, compared to $352.9 at December 31, 2008, as dealers reduced new truck inventory balances.

The Company’s effective income tax rate was 37.5% for 2009, compared to 38.3% for 2008.

Company Outlook

Earning assets in 2011 are expected to increase approximately 5-10% from increased new business financing from higher truck sales due to the improving U.S. truck market. Economic conditions are recovering and contributing to improving freight rates and freight tonnage hauled. This is improving the profit margins of truck operators and customers’ ability to make timely payments to the Company. If economic conditions continue to improve, it should lead to lower levels of past-due accounts, truck repossessions and net charge-offs. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR Financial Corp.

(Millions of Dollars)

Funding and Liquidity

The Company’s debt ratings at December 31, 2010 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

Any decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2009, the Company filed a new shelf registration statement to issue medium-term notes. The shelf registration statement expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of December 31, 2010 was $1,123.5.

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

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2010. Of this amount, $1,000 expires in June 2011, $1,000 expires in 2012 and $1,000 expires in 2013. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Of these, credit facilities of $2,135 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $865 is allocated to the following subsidiaries: $360 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiaries, $155 is available for use by PACCAR’s Australian financial subsidiary and $150 is available for use by PACCAR’s United Kingdom financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the year ended December 31, 2010 and 2009.

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

PACCAR Financial Corp.

(Millions of Dollars)

The following summarizes the Company’s contractual cash commitments at December 31, 2010:

	Maturity
	Less than One Year	More than One Year	Total
Borrowings*	$1,319.1	$800.0	$2,119.1
Due to PACCAR Inc		395.0	395.0
Interest on term debt**	39.3	48.1	87.4
Operating leases	.7	.5	1.2

Total	$1,359.1	$1,243.6	$2,602.7

*	Borrowings also include commercial paper.
**	Includes interest on intercompany, fixed- and floating-rate term debt. Interest on floating-rate debt is based on the applicable market rates at December 31, 2010.

As described in “Note F – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $152.6 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

Operating Leases

The accounting for trucks sold pursuant to agreements accounted for as operating leases is discussed in Note C of the financial statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to five years. The resulting residual values on operating leases generally range between 30% and 50% of original equipment cost. If the sales price of the trucks at the end of the term of the agreement or early termination differs from the Company’s estimate, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

During 2010 and 2009, lower market values on trucks returning upon lease maturity, as well as impairments on existing operating leases, resulted in additional depreciation expense of $4.4 and $9.1, respectively.

PACCAR Financial Corp.

(Millions of Dollars)

At December 31, 2010, the aggregate residual value of equipment on operating leases was $363.9. A 10% decrease in used truck values expected to persist over the remaining maturities of the Company’s operating leases would reduce residual value estimates and result in the Company recording approximately $9 of additional depreciation per year.

Allowance for Credit Losses

The accounting for allowance for credit losses related to the Company’s loans and finance leases is discussed in Note B of the financial statements. The Company collectively and individually evaluates its finance receivables and the allowance for credit losses consists of both a general and specific reserve. The Company individually evaluates certain finance receivables for impairment. Finance receivables, which are evaluated individually, consist of customers on non-accrual status, all wholesale accounts and certain large retail accounts with past-due balances or that otherwise are deemed to be at a higher risk of credit loss, and loans which have been modified as troubled debt restructurings. A receivable is considered impaired if it is probable the Company will be unable to collect all contractual interest and principal payments as scheduled. Impaired receivables are individually evaluated to determine the amount of impairment and these receivables are considered collateral dependent. Accordingly, the evaluation of individual reserves is based on the fair value less costs to sell the associated collateral. When the underlying collateral fair value exceeds the Company’s loss exposure, no individual reserve is recorded. The Company uses a pricing model to value the underlying collateral on a quarterly basis. The fair value of the collateral is determined based on management’s evaluation of numerous factors such as the make, model and year of the equipment, overall condition of the equipment, primary method of distribution for the equipment, recent sales prices of comparable equipment and economic trends affecting used equipment values.

For finance receivables that are evaluated collectively, the Company determines the allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past-due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates for each of its country portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. The projected amount is then compared to the allowance for credit loss balance and an appropriate adjustment is made.

The adequacy of the allowance is evaluated quarterly based on the most recent information and expectations about the future. As accounts become past-due, the likelihood increases that they will not be fully collected. The Company’s experience indicates the probability of not fully collecting past-due accounts range between 20% and 80%. Over the past three years, the Company’s year-end 30+ days past-due retail loan and lease accounts have ranged between 1.93% and 2.50% of year-end loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past-due percentage has resulted in an increase in future credit losses of 10 to 35 basis points of average receivables. Past-dues were 2.50% at December 31, 2010. If past-dues were 100 basis points higher or 3.50% as of December 31, 2010, the Company’s estimate of future credit losses would likely have increased by approximately $1 to $6 million depending on the extent of past-dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

Fair Value Gains (Losses)

	Year ended December 31
	2010	2009
Assets
Fixed rate loans	$(25.3)	$(26.1)
Interest rate swaps related to debt	4.4

Liabilities
Fixed rate debt	11.1	7.0
Due to PACCAR Inc	9.6	11.6
Interest rate swaps related to debt	6.2	10.3

Total	$6.0	$2.8

The Company’s debt as of December 31, 2010 and 2009 consisted of commercial paper and floating and fixed-rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under Item 15 – Exhibits and Financial Statement Schedules are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Financial Services Corporation and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Financial Services Corporation) as of December 31, 2010 and 2009, and the related statements of income, cash flows, stockholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

March 1, 2011

PACCAR Financial Corp.

STATEMENTS OF INCOME

(Millions of Dollars)

	Year ended December 31
	2010	2009	2008
Interest and fee income	$184.4	$232.9	$309.3
Operating lease and rental revenues	188.0	163.2	171.5
Used truck sales and other revenues	39.9	30.7	28.8

TOTAL INTEREST AND OTHER REVENUE	$412.3	$426.8	$509.6

Interest and other borrowing costs	95.6	132.3	164.4
Depreciation and other rental expenses	163.4	147.2	143.9
Cost of used truck sales and other expenses	33.0	23.0	9.8
Selling, general and administrative expenses	40.0	37.8	52.0
Provision for losses on receivables	17.1	41.7	67.9

TOTAL EXPENSES	$349.1	$382.0	$438.0

INCOME BEFORE INCOME TAXES	$63.2	$44.8	$71.6

Income taxes	19.1	16.8	27.4

NET INCOME	$44.1	$28.0	$44.2

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Financial Services Corporation.

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)

	As of December 31
	2010	2009
ASSETS

Cash	$10.4	$19.7
Finance and other receivables, net of allowance for losses (2010 - $61.7 and 2009 - $75.7)	2,771.5	3,040.8
Due from PACCAR Inc and affiliates	440.5	336.8
Equipment on operating leases, net of accumulated depreciation (2010 - $258.0 and 2009 - $190.4)	666.9	691.3
Other assets	58.6	119.7

TOTAL ASSETS	$3,947.9	$4,208.3

LIABILITIES

Accounts payable, accrued expenses and other	$118.9	$138.2
Due to PACCAR Inc and affiliates	417.9	422.9
Commercial paper	995.6	1,294.9
Medium-term notes	1,125.2	1,147.9
Deferred income taxes	472.6	465.3

TOTAL LIABILITIES	$3,130.2	$3,469.2

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	275.6	258.8
Retained earnings	506.6	462.5
Accumulated other comprehensive loss	(10.0)	(27.7)

TOTAL STOCKHOLDER’S EQUITY	$817.7	$739.1

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,947.9	$4,208.3

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2010	2009	2008
OPERATING ACTIVITIES

Net income	$44.1	$28.0	$44.2
Items included in net income not affecting cash:
Depreciation and amortization	141.3	126.6	111.6
Provision for losses on receivables	17.1	41.7	67.9
Deferred taxes	(3.7)	28.2	102.4
Administrative fees for services from PFSC	16.8	21.0	22.7
Increase (decrease) in payables and other	20.4	(17.6)	(93.0)

NET CASH PROVIDED BY OPERATING ACTIVITIES	236.0	227.9	255.8

INVESTING ACTIVITIES

Finance and other receivables originated	(992.4)	(663.1)	(1,053.6)
Collections on finance and other receivables	1,200.4	1,207.6	1,527.3
Net decrease in wholesale receivables	8.7	77.2	101.1
Net (increase) decrease in loans and leases to PACCAR Inc and affiliates	(106.8)	876.0	(809.7)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(162.2)	(326.2)	(340.1)
Proceeds from disposal of equipment	140.3	191.3	163.8
Other	(8.7)	4.9	(5.2)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	79.3	1,367.7	(416.4)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper	(299.3)	(768.7)	609.9
Proceeds from medium-term notes	549.7	428.5	145.0
Payments of medium-term notes	(575.0)	(1,550.6)	(500.0)
Dividends paid		(100.0)	(100.0)
Advances from PACCAR Inc		395.0

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(324.6)	(1,595.8)	154.9

NET DECREASE IN CASH	(9.3)	(.2)	(5.7)

CASH AT BEGINNING OF YEAR	19.7	19.9	25.6

CASH AT END OF YEAR	$10.4	$19.7	$19.9

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2010	2009	2008
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0

Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5

Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	258.8	237.8	215.1
Investments from PACCAR Financial Services Corporation	16.8	21.0	22.7

Balance at end of year	275.6	258.8	237.8

RETAINED EARNINGS

Balance at beginning of year	462.5	534.5	590.3
Net income	44.1	28.0	44.2
Dividends paid		(100.0)	(100.0)

Balance at end of year	506.6	462.5	534.5

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of year	(27.7)	(54.6)	(26.3)
Net unrealized gain (loss)	17.7	26.9	(28.3)

Balance at end of year	(10.0)	(27.7)	(54.6)

TOTAL STOCKHOLDER’S EQUITY	$817.7	$739.1	$763.2

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	Year ended December 31
	2010	2009	2008
Net income	$44.1	$28.0	$44.2
Other comprehensive income, net of tax
Net unrealized gain (loss) on derivative contracts	17.7	26.9	(28.3)

Net other comprehensive gain (loss)	17.7	26.9	(28.3)

TOTAL COMPREHENSIVE INCOME	$61.8	$54.9	$15.9

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

Reclassifications: The Company has reclassified the losses related to equipment on operating lease from repossessions from provision for losses on receivables to depreciation and other rental expenses in the statements of income and statements of cash flows as follows:

	2009		2008
	Before	After	Before	After
Statements of Income
Depreciation and other rental expenses	$146.4	$147.2	$143.6	$143.9
Provision for losses on receivables	$42.5	$41.7	$68.2	$67.9

Statements of Cash Flows
Operating Activities
Depreciation and amortization	$125.8	$126.6	$111.3	$111.6
Provision for losses on receivables	$42.5	$41.7	$68.2	$67.9

The Company has reclassified the proceeds from the sale of trucks acquired from the repossession of retail loans from collections on finance and other receivables to proceeds from disposal of equipment in the statements of cash flows as follows:

	2009		2008
	Before	After	Before	After
Statements of Cash Flows
Investing Activities
Collections on finance and other receivables	$1,310.3	$1,207.6	$1,622.2	$1,527.3
Proceeds from disposal of equipment	$88.6	$191.3	$68.9	$163.8

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The Company has reclassified amounts from deferred taxes to payables and other in the statements of cash flows to conform to the 2010 presentation as follows:

	2009
	Before	After
Statements of Cash Flows
Operating Activities
Deferred taxes	$20.9	$28.2
Payables and other	$(10.3)	$(17.6)

Finance and Other Receivables:

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

Terms for finance and other receivables at origination generally range from 36 to 60 months. Repayment experience indicates some receivables will be paid prior to contract maturity, while some others will be extended or renewed. Accordingly, the maturities of receivables presented here should not be regarded as a forecast of future collections.

Loans are reported at the principal amount outstanding, net of unearned income.

Allowance for Losses:

The Company continuously monitors the performance of all its finance receivables by reviewing payment performance. In addition, for large customers and dealer wholesale financing accounts, the Company regularly monitors their financial statements and makes appropriate customer contact. If the Company becomes aware of circumstances with those customers or dealers that could lead to financial difficulty, whether or not they are past-due, the accounts are placed on a watch list. In determining the allowance for credit losses, finance receivables are evaluated together since they relate to a similar customer base and their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral. The Company collectively and individually evaluates its finance receivables and the allowance for credit losses consists of both a general and specific reserve.

The Company individually evaluates certain finance receivables for impairment. Finance receivables, which are evaluated individually, consist of customers on non-accrual status, all wholesale accounts and certain large retail accounts with past-due balances or that otherwise are deemed to be at a higher risk of credit loss, and loans which have been modified as troubled debt restructurings. A receivable is considered impaired if it is probable the Company will be unable to collect all contractual interest and principal payments as scheduled. Impaired receivables are individually evaluated to determine the amount of impairment and these receivables are considered collateral dependent. Accordingly, the evaluation of specific reserves is based on the fair value less costs to sell the associated collateral.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

When the underlying collateral fair value exceeds the Company’s loss exposure, no individual reserve is recorded. The Company uses a pricing model to value the underlying collateral on a quarterly basis. The fair value of the collateral is determined based on management’s evaluation of numerous factors such as the make, model and year of the equipment, overall condition of the equipment, primary method of distribution for the equipment, recent sales prices of comparable equipment and economic trends affecting used equipment values.

For finance receivables that are evaluated collectively, the Company determines the allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past-due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. The projected amount is then compared to the allowance for credit loss balance and an appropriate adjustment is made.

The provision for losses on finance receivables is charged to income based on management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio. Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). Typically the timing between the repossession process and when a receivable is charged-off is not significant. In cases where repossession is delayed (i.e. for legal reasons), the Company will record partial charge-offs. The charge-off is determined by comparing the fair value of the collateral less costs to sell to the recorded investment.

Revenue Recognition: Interest income from finance receivables and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the term of the loan. For operating leases, rental revenue is recognized on a straight-line basis over the lease term.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when finance receivables become more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Recognition is resumed if the receivable becomes contractually current by the payment of all amounts due under the terms of the existing contract and collection of amounts is considered probable (if not modified), or after the customer has made scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). A customer becomes contractually current after being past-due when the customer pays all past-due amounts or, in certain cases, when the customer’s account is contractually modified. Contract modifications are only made when the Company has determined that the customer will likely perform under the modified terms. Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal amounts in accordance with the contractual terms.

The Company recognizes revenue on the sale of used trucks acquired from PACCAR truck division customers as part of new truck sales packages when invoiced and delivered to the customer.

Equipment on Operating Leases: Equipment on operating leases is recorded at cost and is depreciated on the straight-line basis to its estimated residual value. Residual values are reviewed regularly and adjusted if market conditions warrant.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

Derivative Financial Instruments: Derivative financial instruments are used to hedge exposures to fluctuations in interest rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at December 31, 2010.

The Company uses regression analysis to assess and measure effectiveness of interest-rate contracts on a quarterly basis. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

Income Taxes: The Company is included in the consolidated federal income tax return of PACCAR. Income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company.

New Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) 2010-06 Improving Disclosures about Fair Value Measurements as of January 1, 2010 with no significant disclosure effect on the financial statements. The ASU requires disclosing the amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and describing the reasons for the transfers, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The Company’s disclosure in Note I has been updated to comply with this standard.

In July 2010, the FASB issued ASU No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends FASB Accounting Standards Codification topic 310 – Receivables and expands disclosures about the credit quality of a company’s financing receivables and allowance for credit losses. ASU 2010-20 was effective for reporting periods ending after December 15, 2010. The Company’s disclosure in Note B has been updated to comply with this standard.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables are as follows:

	December 31 2010	December 31 2009

Retail loans	$1,509.5	$1,652.5
Retail direct financing leases (including unguaranteed residual values of $31.8 in 2010 and $35.3 in 2009)	1,068.6	1,194.2
Dealer wholesale financing	267.0	275.7
Dealer master notes	70.4	98.3
Interest and other receivables	27.9	30.2
Unearned Interest - finance leases	(110.2)	(134.4)

Total portfolio	2,833.2	3,116.5
Less allowance for losses:
Loans, leases and other	(60.2)	(74.0)
Dealer wholesale financing	(1.5)	(1.7)

Total portfolio, net of allowance for losses	$2,771.5	$3,040.8

Annual minimum payments due on loans and leases are as follows:

Beginning January 1, 2011	Loans	Finance leases
2011	$604.9	$497.3
2012	420.5	220.1
2013	287.0	150.8
2014	160.3	97.1
2015	88.0	53.3
Thereafter	19.2	18.2

Estimated residual values included with finance leases amounted to $31.8 in 2010 and $35.3 in 2009. Repayment experience indicates the majority of dealer wholesale financing will be repaid within one year. In addition, Repayment experience indicates that some finance receivables will be paid prior to contract maturity, while others may be extended or modified. The Company may modify loans and finance leases for commercial reasons or for credit reasons for customers experiencing difficulty making payments under the contract terms. When customer accounts are modified, the Company thoroughly evaluates the credit worthiness of the customer and only modifies accounts that the Company considers likely to perform under the modified terms. On average, modifications resulted in contractual terms being extended less than three months. Modifications did not have a significant effect on the weighted average term or interest rate of the portfolio. When granting modifications the Company rarely forgives principal or interest, or reduces interest rates below market rates. Accordingly, very few modifications result in accounting for as a troubled debt restructuring (TDR). The balance of loans accounted for as TDRs was $2.1 at December 31, 2010.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

Allowance for Credit Losses: The Company’s Allowance for Credit Losses is segregated into two portfolio segments, wholesale and retail. Portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The wholesale segment includes flooring loans to dealers that are collateralized by the trucks being financed. The retail segment includes retail loans, and direct financing leases, net of unearned interest.

The allowance for credit losses is summarized as follows:

	2010			2009	2008
	Wholesale	Retail	Total	Total	Total
Balance at beginning of year	$1.7	$74.0	$75.7	$87.6	$92.6
Provision for losses	(.2)	17.3	17.1	41.7	67.9
Charge offs		(36.0)	(36.0)	(57.2)	(74.9)
Recoveries		4.9	4.9	3.6	2.0

Balance at end of year	$1.5	$60.2	$61.7	$75.7	$87.6

Information regarding finance receivables summarized by those evaluated collectively and individually is as follows:

	As of December 31, 2010
	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$92.6	$92.6

Allowance for finance receivables evaluated individually	$		$(25.4)	$(25.4)

Recorded investment for finance receivables evaluated collectively		$267.0	$2,445.7	$2,712.7

Allowance for finance receivables evaluated collectively		$(1.5)	$(34.8)	$(36.3)

The recorded investment of finance receivables that are on non-accrual status in the wholesale, fleet and owner/operator portfolio classes as of December 31, 2010, are nil, $53.8 and $12.7, respectively. The recorded investment of finance receivables on non-accrual status as of December 31, 2009, was $37.9.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

Impaired Loans: The Company’s impaired loans are segregated by portfolio class. A portfolio class of receivables is a subdivision of a portfolio segment with similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk. The Company’s retail segment is subdivided into the fleet and owner/operator classes. Fleet consists of retail accounts with customers operating more than five trucks. All others are owner/operator. All impaired loans have a specific reserve and are summarized as follows:

		$0,000.0	$0,000.0	$0,000.0	$0,000.0
	As of December 31, 2010
	Wholesale		Fleet	Owner / Operator	Total
Impaired loans with specific reserve	$		$11.9	$13.0	$24.9
Associated allowance			(2.4)	(3.3)	(5.7)

Net carrying amount of impaired receivables	$		$9.5	$9.7	$19.2

Unpaid principal balance	$		$11.9	$13.0	$24.9

Average carrying amount	$		$13.8	$13.2	$27.0

Interest income recognized	$		$.5	$.1	$.6

Credit Quality: The Company’s customers are principally concentrated in the transportation industry in the United States. The Company retains a security interest in the related equipment as collateral.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality indicators, including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios, and other internal metrics. On an ongoing basis, the Company monitors the credit exposure based on past-due status and collection experience as the Company has found a meaningful correlation between the past-due status of customers and the risk of loss.

The table below summarizes the Company’s financing receivables by credit quality indicator and portfolio class. Performing accounts are paying in accordance with the contractual terms and are not considered to be of high risk. Watch accounts include past-due and large high risk accounts that are not impaired. At-risk includes customer accounts that are impaired.

	$0,000.0	$0,000.0	$0,000.0	$0,000.0
	As of December 31, 2010
	Wholesale	Fleet	Owner / Operator	Total
Performing	$259.7	$2,009.2	$407.5	$2,676.4
Watch	7.3	28.2	.8	36.3
At-Risk		79.4	13.2	92.6

Total	$267.0	$2,116.8	$421.5	$2,805.3

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The Company uses its current knowledge of borrowers and the economy along with historical data to estimate default rates for each credit quality indicator as of December 31, 2010.

The table below summarizes the Company’s financing receivables by aging category:

	Wholesale	Wholesale	Wholesale	Wholesale
	As of December 31, 2010
	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$259.7	$2,065.4	$410.5	$2,735.6
31 – 60 days past-due	7.3	2.8	1.7	11.8
Greater than 60 days past-due		48.6	9.3	57.9

Total	$267.0	$2,116.8	$421.5	$2,805.3

Repossessions: When the Company determines a customer is not likely to meet their contractual commitments, the Company repossesses vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in other assets on the Balance Sheets. The balance of repossessed assets at December 31, 2010 and 2009 was $1.0 and $9.8, respectively. Proceeds from the sales of repossessed assets were $56.3, $102.7 and $94.9 for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included in “Proceeds from disposal of equipment” on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in “Depreciation and other rental expenses” on the Statements of Income.

Customer Concentration: The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements with any one party (customers, dealers and/or franchises) that account for 10% or more of Finance and Lease Receivables for the periods ended December 31, 2010, 2009 and 2008. The Company had contractual arrangements with one customer that accounted for 11.4% and 11.8% of total Interest and Other Revenue for the periods ended December 31, 2010 and 2009, respectively. No one party accounted for 10% or more of total Interest and Other Revenue for the period ended December 31, 2008.

Unamortized loan origination costs: The unamortized loan origination costs at December 31, 2010 and 2009 was $9.3 and $8.8, respectively. These amounts are included in “Other assets” on the Balance Sheets.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from 36 to 60 months. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2011 of $334.7 are due as follows: $146.7 in 2011; $88.1 in 2012; $62.1 in 2013; $32.8 in 2014 and $5.0 in 2015 and beyond. Depreciation expense related to equipment on operating leases was $131.6, $121.4 and $107.1 in 2010, 2009 and 2008, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2010, 2009 and 2008 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

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

PACCAR loaned the Company $395.0 during 2009. Of the $395.0 in loans, $177.0 matures in 2012 and $218.0 matures in 2014. The effective rate of these borrowings is 6.67%. The Company recognized interest expense on these borrowings of $26.4 and $21.7 in 2010 and 2009, respectively. Cash paid for interest on these borrowings was $25.9 and $12.6 in 2010 and 2009, respectively.

Amounts outstanding at December 31, 2010 and 2009, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	December 31 2010	December 31 2009
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$228.8	$52.0
Loans due from foreign finance affiliates	197.7	266.6
Direct financing leases due from affiliate	12.9	14.0
Receivables	1.1	4.2

Total	$440.5	$336.8

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$395.0	$395.0
Payables	22.9	27.9

Total	$417.9	$422.9

The Company provides direct financing leases to a dealer location operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of December 31, 2010 in the amount of $5.3 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PFSC charges the Company for certain administrative services it provides and certain services the Company receives indirectly from PACCAR. The costs are charged to the Company based upon the Company’s specific use of the services at PFSC’s or PACCAR’s cost. Management considers these charges similar to the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $16.8, $21.0 and $22.7 in 2010, 2009 and 2008, respectively, were charged to the Company. PFSC recognizes these administrative services as an additional investment in the Company. The Company records the investment as additional paid-in capital.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

There were no dividends declared or paid in 2010. The Company declared and paid a dividend of $100.0 in both 2009 and 2008.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from one facility owned by PACCAR and five facilities leased by PACCAR.

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected in the financial statements of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $1.5, $1.5 and $1.7 for years 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses.

Company employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses incurred by the Company for the defined contribution plan were $.5, $.4 and $1.2 for years 2010, 2009 and 2008, respectively.

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate contracts involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. The Company is exposed to interest rate risk caused by market volatility as a result of its borrowing activities. The objective of these contracts is to mitigate the fluctuations on earnings, cash flows and the fair value of borrowings. Net amounts paid or received are reflected as adjustments to interest expense. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by the counterparty, the risk in these transactions is the fair value of replacing the interest rate contract at current market rates.

At December 31, 2010, the notional amount of these contracts totaled $885.0 with amounts expiring over the next five years. Notional maturities for all interest rate contracts are $425.0 for 2011, $204.0 for 2012, $175.0 for 2013, $75.0 for 2014 and $6.0 for 2015. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	December 31 2010		December 31 2009
Interest-rate contracts	Assets	Liabilities	Assets	Liabilities
Other assets	$2.1		$
Accounts payable, accrued expenses and other		$17.8		$45.5

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the year ended December 31, 2010 and 2009.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $10.0, net of tax, included in accumulated other comprehensive loss as of December 31, 2010, $9.8, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into accumulated Other Comprehensive Income (OCI) and into the Statements of Income.

	December 31 2010		December 31 2009
Pre-tax loss on derivative contracts recognized in
Other comprehensive loss		$(13.7)		$(27.5)
Expenses reclassified from accumulated OCI into
Interest and other borrowing expenses		$42.4		$70.9
Expenses recognized in income on derivative contracts (ineffective portion):
Interest and other borrowing expenses	$		$

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was as follows:

	December 31 2010	December 31 2009
Interest-rate swaps	$(3.0)	$.6
Term notes	$3.1	$(.6)

In addition, the net interest income from the settlement of the interest-rate swaps was $.8 for the year ended December 31, 2010 and is reported in interest and other borrowing costs.

NOTE F – BORROWINGS

Borrowings are summarized as follows:

	Effective Rate	As of December 31,
		2010	2009
Commercial paper	1.87%	$995.6	$1,294.9
Fixed rate medium-term notes	1.90%	501.7	249.4
Floating rate medium-term notes	3.48%	623.5	898.5

	2.35%	$2,120.8	$2,442.8

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The fixed rate medium-term notes of $501.7 at December 31, 2010 include an increase in fair value of $1.7 for notes designated as fair value hedges. The fixed rate medium-term notes of $249.4 at December 31, 2009 include a decrease in fair value of $.6 for notes designated as fair value hedges. The effective rate is the weighted average rate as of December 31, 2010 and includes the effects of interest rate swap agreements.

Interest expense on borrowings amounted to $90.5, $126.2 and $160.1 for 2010, 2009 and 2008, respectively.

Cash paid for interest was $68.6 in 2010, $109.9 in 2009 and $155.7 in 2008.

Principal amounts of medium-term notes due over the next three years beginning January 1, 2011 are $323.5 in 2011, $250.0 in 2012 and $550.0 in 2013.

See Note D for discussion of borrowings from PACCAR Inc.

NOTE G – CREDIT ARRANGEMENTS

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2010. Of this amount, $1,000 expires in June 2011, $1,000 expires in 2012 and $1,000 expires in 2013. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,135 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $865 is allocated to the following subsidiaries: $360 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiaries, $155 is available for use by PACCAR’s Australian financial subsidiary and $150 is available for use by PACCAR’s United Kingdom financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2010 and 2009.

NOTE H – INCOME TAXES

The provision for income taxes consisted of the following:

	$(00.0)	$(00.0)	$(00.0)
	Year ended December 31
	2010	2009	2008
Current provision (benefit)
Federal	$19.0	$(11.8)	$(64.8)
State	3.8	.4	(10.2)

	22.8	(11.4)	(75.0)

Deferred provision (benefit)
Federal	$4.8	$26.5	$89.0
State	(8.5)	1.7	13.4

	(3.7)	28.2	102.4

	$19.1	$16.8	$27.4

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2010	2009	2008
Tax at the statutory rate of 35%	$22.1	$15.7	$25.1
Effect of state income taxes	1.8	1.1	2.3
Effect of state tax rate change	(5.0)
Other	.2

	$19.1	$16.8	$27.4

Cash paid (received) for income taxes was $30.6 in 2010, ($71.2) in 2009 and $11.6 in 2008.

Deferred income tax assets (liabilities) consisted of the following:

	As of December 31
	2010	2009
Deferred tax assets:
Allowance for losses on receivables	$23.4	$28.9
Derivative liability	6.7	17.2
Other	8.2	10.0

Deferred tax liabilities:
Asset capitalization and depreciation	$(510.3)	$(521.4)
Other	(.6)

Net deferred tax liability	$(472.6)	$(465.3)

NOTE I – FAIR VALUE MEASUREMENTS

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy of fair value measurements is described below:

Level 1 – Valuations are based on quoted prices that the Company has the ability to obtain in actively traded markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market or exchange traded market, valuation of these instruments does not require a significant degree of judgment. The Company has no financial instruments valued under Level 1 criteria.

Level 2 – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are obtained from indirect market information that is significant to the overall fair value measurement and which require a significant degree of management judgment. The Company has no financial instruments valued under Level 3 criteria.

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

Derivative contracts are measured on a recurring basis. Impaired loans and used trucks held for sale are measured on a non-recurring basis. These assets and liabilities are outlined in the table below:

Level 2	December 31 2010	December 31 2009
Assets:
Impaired loans	$19.2	$30.5
Used trucks held for sale	6.2	75.4
Derivative contracts	2.1

Liabilities:
Derivative contracts	$17.8	$45.5

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down when appropriate to reflect their fair value. The Company determines the fair value of used trucks from a pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. Used truck impairments were $3.7 and $6.5 at December 31, 2010 and 2009, respectively. The $3.7 was recorded in depreciation and other rental expenses at December 31, 2010. Of the $6.5 impairments recorded at December 31, 2009, $.7 was recorded in provision for losses on receivables, $.6 in cost of used truck sales and other expenses, and $5.2 in depreciation and other rental expenses. These assets are categorized as Level 2 and are included in “Other assets” on the Balance Sheets.

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

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

The carrying amount and fair value of fixed rate loans and fixed rate debt are follows:

	December 31 2010		December 31 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fixed rate loans	$1,488.6	$1,517.6	$1,610.4	$1,653.8

Liabilities:
Due to PACCAR Inc	$395.0	$440.0	$395.0	$441.8
Fixed rate debt	501.7	509.5	249.4	244.8

NOTE J – STOCKHOLDER’S EQUITY

Preferred Stock

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income (loss) with the related tax effects are as follows:

	Pretax Amount	Tax Effect	Net Amount
2010

Other comprehensive income:
Net holding loss on derivative contracts	$(13.7)	$5.2	$(8.5)
Reclassification adjustment	42.4	(16.2)	26.2

Net other comprehensive income	$28.7	$(11.0)	$17.7

2009

Other comprehensive income:
Net holding loss on derivative contracts	$(27.5)	$10.6	$(16.9)
Reclassification adjustment	70.9	(27.1)	43.8

Net other comprehensive income	$43.4	$(16.5)	$26.9

2008

Other comprehensive income:
Net holding loss on derivative contracts	$(56.8)	$21.7	$(35.1)
Reclassification adjustment	11.1	(4.3)	6.8

Net other comprehensive loss	$(45.7)	$17.4	$(28.3)

PACCAR Financial Corp.

NOTES TO FINANCIAL STATEMENTS

(Millions of Dollars)

NOTE K – QUARTERLY RESULTS (Unaudited)

	QUARTER
	First	Second	Third	Fourth
2010

Interest and other revenue	$105.8	$103.3	$102.3	$100.9
Income before income taxes	8.0	15.2	16.1	23.9
Net income	9.1	9.4	9.9	15.7

2009

Interest and other revenue	$109.1	$101.2	$106.1	$110.4
Income before income taxes	17.3	5.3	7.5	14.7
Net income	10.7	3.3	5.0	9.0

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole. At December 31, 2010, the Company has loan and lease commitments of $152.6 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2010 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter that occurred that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PACCAR Financial Corp.

(Millions of Dollars)

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $.6 for both 2010 and 2009.

Other Fees

The Company had no audit-related, tax or other fees billed and/or paid during 2010 or 2009 for services provided by the principal accountant.

As a wholly-owned, indirect subsidiary of PACCAR Inc, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR Inc’s Audit Committee pre-approval policies and procedures as described in the PACCAR Inc 2011 proxy statement. During the year ended December 31, 2010, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Inc Audit Committee.

PACCAR Financial Corp.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2010, 2009, and 2008

Balance Sheets – December 31, 2010 and 2009

Statements of Cash Flows – Years Ended December 31, 2010, 2009, and 2008

Statements of Stockholder’s Equity – Years Ended December 31, 2010, 2009, and 2008

Statements of Comprehensive Income – Years Ended December 31, 2010, 2009, and 2008

Notes to Financial Statements – December 31, 2010, 2009, and 2008

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

Date March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

/s/ M. C. Pigott	Chairman
M. C. Pigott

(2)	Principal Financial Officer

/s/ R. E. Armstrong	Vice Chairman
R. E. Armstrong

(3)	Principal Accounting Officer

/s/ A. Novoa	Controller
A. Novoa

(4)	A Majority of the Board of Directors

/s/ T. M. Henebry	President and Director
T. M. Henebry

/s/ R. E. Armstrong	Director
R. E. Armstrong

/s/ T. E. Plimpton	Director
T. E. Plimpton

PACCAR Financial Corp.

EXHIBIT INDEX

3	Articles of incorporation and bylaws:

(a)	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

(b)	By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 dated October 20, 1983, File Number 0-12553).

4	Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to the Company’s Form 8-K dated November 3, 2006).

(b)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to the Company’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

(c)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4(c) of PACCAR Financial Corp.’s Annual Report on Form 10-K filed February 26, 2010, File Number 001-11677).

(d)	Forms of Medium-Term Note, Series M (incorporated by reference to Exhibits 4.2 and 4.3 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

(e)	Form of InterNotes (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

10	Material contracts:

(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12	Statements re computation of ratios:

(a)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2006 - 2010.

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for each of the five years ended December 31, 2006 - 2010.

23	Consent of Independent Registered Public Accounting Firm.

PACCAR Financial Corp.

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

32	Section 1350 Certifications:

(a)	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.