Form 10-Q
period 2011-03-31
PACCAR FINANCIAL CORP
filed 2011-05-06
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Common Stock, $100 par value—145,000 shares as of April 30, 2011

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. - FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited) (Millions of Dollars)	Three Months Ended March 31
	2011	2010

Interest and fee income	$41.7	$49.0
Operating lease and rental revenues	49.8	46.4
Used truck sales and other revenues	6.7	10.4

TOTAL INTEREST AND OTHER REVENUE	98.2	105.8

Interest and other borrowing costs	17.8	26.5
Depreciation and other rental expenses	40.0	44.4
Cost of used truck sales and other expenses	5.1	10.0
Selling, general and administrative expenses	10.3	9.8
Provision for losses on receivables	1.5	7.1

TOTAL EXPENSES	74.7	97.8

INCOME BEFORE INCOME TAXES	23.5	8.0

Income taxes	8.9	(1.1)

NET INCOME	14.6	9.1

RETAINED EARNINGS AT BEGINNING OF PERIOD	506.6	462.5

RETAINED EARNINGS AT END OF PERIOD	$521.2	$471.6

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation (“PFSC”)

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS (Millions of Dollars)	March 31 2011	December 31 2010*
	(Unaudited)
ASSETS

Cash	$5.3	$10.4
Finance and other receivables, net of allowance for losses (2011 - $61.7 and 2010 - $61.7)	2,780.1	2,771.5
Due from PACCAR Inc and affiliates	340.2	440.5
Equipment on operating leases, net of accumulated depreciation (2011 - $277.6 and 2010 - $258.0)	702.2	666.9
Other assets	77.8	58.6

TOTAL ASSETS	$3,905.6	$3,947.9

LIABILITIES

Accounts payable, accrued expenses and other	$146.1	$118.9
Due to PACCAR Inc and affiliates	437.4	417.9
Commercial paper	1,032.8	995.6
Medium-term notes	996.5	1,125.2
Deferred income taxes	450.6	472.6

TOTAL LIABILITIES	$3,063.4	$3,130.2

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	281.8	275.6
Retained earnings	521.2	506.6
Accumulated other comprehensive loss	(6.3)	(10.0)

TOTAL STOCKHOLDER’S EQUITY	$842.2	$817.7

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,905.6	$3,947.9

*	The December 31, 2010 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

	$000000.6	$000000.6
STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)	Three Months Ended March 31
	2011	2010
OPERATING ACTIVITIES

Net income	$14.6	$9.1
Items included in net income not affecting cash:
Depreciation and amortization	34.3	39.0
Provision for losses on receivables	1.5	7.1
Deferred tax provision	(24.7)	(28.9)
Administrative fees for services from PFSC	6.2	6.0
Increase in payables and other	28.1	16.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	60.0	49.0

INVESTING ACTIVITIES

Finance and other receivables originated	(241.2)	(153.2)
Collections on finance and other receivables	254.4	295.0
Net increase in wholesale receivables	(35.4)	(39.1)
Net decrease (increase) in loans and leases to PACCAR Inc and affiliates	108.9	(17.7)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(79.7)	(47.6)
Proceeds from disposal of equipment	17.8	48.1
Other	(18.6)	(4.2)

NET CASH PROVIDED BY INVESTING ACTIVITIES	6.2	81.3

FINANCING ACTIVITIES

Net increase (decrease) in commercial paper	37.2	(136.8)
Proceeds from medium-term notes	50.0
Payments of medium-term notes	(178.5)
Advances from PACCAR Inc	20.0

NET CASH USED IN FINANCING ACTIVITIES	(71.3)	(136.8)

NET DECREASE IN CASH	(5.1)	(6.5)

CASH AT BEGINNING OF PERIOD	10.4	19.7

CASH AT END OF PERIOD	$5.3	$13.2

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications: The Company has reclassified the losses related to repossession of equipment on operating lease from “Provision for losses on receivables” to “Depreciation and other rental expenses” in the Statements of Income and Statements of Cash Flows as follows:

Three Months Ended March 31, 2010	Before	After
Statements of Income
Depreciation and other rental expenses	$43.9	$44.4
Provision for losses on receivables	$7.6	$7.1

Statements of Cash Flows
Operating Activities
Depreciation and amortization	$38.5	$39.0
Provision for losses on receivables	$7.6	$7.1

The Company has reclassified the proceeds from the sale of trucks acquired from the repossession of retail loans from “Collections on finance and other receivables” to “Proceeds from disposal of equipment” in the Statements of Cash Flows as follows:

Three Months Ended March 31, 2010	Before	After
Statements of Cash Flows
Investing Activities
Collections on finance and other receivables	$316.3	$295.0
Proceeds from disposal of equipment	$26.8	$48.1

New Accounting Pronouncements: In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 gives additional guidance to companies to assist in determining troubled debt restructurings. ASU 2011-02 is effective for reporting periods beginning on or after June 15, 2011 and the Company does not expect the implementation of ASU 2011-02 to have a significant impact on its results of operations, financial position or cash flow.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables are as follows:

	$00,000.8	$00,000.8
	March 31 2011	December 31 2010
Retail loans	$1,526.8	$1,509.5
Retail direct financing leases	1,018.7	1,068.6
Dealer wholesale financing	302.4	267.0
Dealer master notes	76.9	70.4
Interest and other receivables	17.3	27.9
Unearned Interest - finance leases	(100.3)	(110.2)

Total portfolio	2,841.8	2,833.2
Less allowance for losses:
Loans, leases and other	(60.1)	(60.2)
Dealer wholesale financing	(1.6)	(1.5)

Total portfolio, net of allowance for losses	$2,780.1	$2,771.5

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

Allowance for Credit Losses

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The Company’s allowance for credit losses is segregated into two portfolio segments, wholesale and retail. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The wholesale segment includes wholesale financing loans to dealers that are collateralized by the trucks being financed. The retail segment includes retail loans, and direct financing leases, net of unearned interest.

The wholesale segment risk characteristics differ from the retail segment. For wholesale receivables the terms are shorter in duration and the Company requires monthly reporting of the dealer’s financial condition, conducts periodic physical audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets to reduce the risk of loss compared to retail receivables.

The allowance for credit losses is summarized as follows:

	$000.00	$000.00	$000.00
	2011
	Wholesale	Retail	Total
Balance at January 1	$1.5	$60.2	$61.7
Provision for losses	.1	1.4	1.5
Charge offs		(2.2)	(2.2)
Recoveries		.7	.7

Balance at March 31	$1.6	$60.1	$61.7

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables summarized by those evaluated collectively and individually is as follows:

At March 31, 2011	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$84.5	$84.5
Allowance for finance receivables evaluated individually	$		$24.7	$24.7
Recorded investment for finance receivables evaluated collectively		$302.4	$2,437.6	$2,740.0
Allowance for finance receivables evaluated collectively		$1.6	$35.4	$37.0

At December 31, 2010	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$92.6	$92.6
Allowance for finance receivables evaluated individually	$		$25.4	$25.4
Recorded investment for finance receivables evaluated collectively		$267.0	$2,445.7	$2,712.7
Allowance for finance receivables evaluated collectively		$1.5	$34.8	$36.3

The recorded investment of finance receivables that are on non-accrual status in the wholesale, fleet and owner/operator portfolio classes, as defined below, as of March 31, 2011, are nil, $51.6 and $11.4, respectively. The recorded investment of finance receivables on non-accrual status as of December 31, 2010, was nil, $53.8 and $12.7, respectively.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

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

All impaired loans have a specific reserve and are summarized as follows:

		000000000	000000000		000000000	000000000
At March 31, 2011	Wholesale		Fleet	Owner / Operator		Total
Impaired loans with specific reserve	$		$12.7		$11.3	$24.0
Associated allowance			(2.4)		(3.1)	(5.5)

Net carrying amount of impaired loans	$		$10.3		$8.2	$18.5
Unpaid principal balance	$		$12.7		$11.3	$24.0
Average recorded investment*	$		$15.1		$17.1	$32.2
Interest income recognized on a cash basis**	$		$.1	$		$.1

*	Represents the average during the 12 months ended March 31, 2011.
**	Represents the amounts recognized during the three months ended March 31, 2011.

		000000000	000000000	000000000	000000000
At December 31, 2010	Wholesale		Fleet	Owner / Operator	Total
Impaired loans with specific reserve	$		$11.9	$13.0	$24.9
Associated allowance			(2.4)	(3.3)	(5.7)

Net carrying amount of impaired loans	$		$9.5	$9.7	$19.2
Unpaid principal balance	$		$11.9	$13.0	$24.9

The balance of troubled debt restructurings was $2.3 and $2.1 at March 31, 2011 and December 31, 2010, respectively.

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company retains as collateral a security interest in the related equipment.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s financing receivables by credit quality indicator and portfolio class. Performing accounts are paying in accordance with the contractual terms and are not considered to be of high risk. Watch accounts include past-due and large high risk accounts that are not impaired. At-risk includes customer accounts that are impaired.

	000000000	000000000	000000000	000000000
At March 31, 2011	Wholesale	Fleet	Owner / Operator	Total
Performing	$302.3	$2,029.6	$385.4	$2,717.3
Watch	.1	22.1	.5	22.7
At-Risk		72.7	11.8	84.5

Total	$302.4	$2,124.4	$397.7	$2,824.5

	000000000	000000000	000000000	000000000
At December 31, 2010	Wholesale	Fleet	Owner / Operator	Total
Performing	$259.7	$2,009.2	$407.5	$2,676.4
Watch	7.3	28.2	.8	36.3
At-Risk		79.4	13.2	92.6

Total	$267.0	$2,116.8	$421.5	$2,805.3

The Company used historical data and an impairment assessment of the condition of its customers and the economy to estimate default rates for each credit quality indicator.

The tables below summarize the Company’s financing receivables by aging category. Customer accounts that were 30+ days past due prior to modification became current upon modification for aging purposes.

	000000000	000000000	000000000	000000000
At March 31, 2011	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$302.3	$2,074.6	$387.8	$2,764.7
31 – 60 days past-due	.1	2.5	1.9	4.5
Greater than 60 days past-due		47.3	8.0	55.3

Total	$302.4	$2,124.4	$397.7	$2,824.5

	000000000	000000000	000000000	000000000
At December 31, 2010	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$259.7	$2,065.4	$410.5	$2,735.6
31 – 60 days past-due	7.3	2.8	1.7	11.8
Greater than 60 days past-due		48.6	9.3	57.9

Total	$267.0	$2,116.8	$421.5	$2,805.3

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Repossessions

When the Company determines that a customer in default is not likely to meet their contractual commitments, the Company repossesses vehicles which serve as collateral for loans, finance leases and equipment on operating lease. The Company records the vehicles as used truck inventory included in “Other assets” on the Balance Sheets. The balance of repossessed inventory at March 31, 2011 and December 31, 2010 was $1.3 and $1.0, respectively. Proceeds from the sales of repossessed assets were $5.4 and $21.3 for the three months ended March 31, 2011 and 2010, respectively. These amounts are included in “Proceeds from disposal of equipment” on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in “Depreciation and other rental expenses” on the Statements of Income.

Unamortized loan origination cost

The unamortized loan origination costs at March 31, 2011 and December 31, 2010 was $9.5 and $9.3, respectively. This amount is included in “Other assets” on the Balance Sheets.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2011 and full year 2010 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

PACCAR loaned the Company $20.0 during the first quarter of 2011 with a variable interest rate of 3-month LIBOR plus 1.17%, and $395.0 during 2009 with an effective fixed interest rate of 6.67%. Of the $415.0 in loans, $197.0 matures in 2012 and $218.0 matures in 2014.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at March 31, 2011 and December 31, 2010, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	00000000000	00000000000
	March 31 2011	December 31 2010
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$194.7	$228.8
Loans due from foreign finance affiliates	123.7	197.7
Direct financing leases due from affiliate	12.1	12.9
Receivables	9.7	1.1

Total	$340.2	$440.5

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$415.0	$395.0
Payables	22.4	22.9

Total	$437.4	$417.9

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

There were no dividends declared or paid during the first three months of 2011 or during the full year of 2010.

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

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses incurred by the Company for the defined contribution plan benefits are based on the actual contribution made on the behalf of participating employees and are included in selling, general and administrative expenses.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE D – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PFSC) is redeemable only at the option of the Company’s Board of Directors.

Other Comprehensive Income

The components of other comprehensive income (OCI) were as follows:

Three Months Ended March 31	2011	2010
Net income	$14.6	$9.1
Other comprehensive income:
Unrealized gain on derivative contracts	5.9	8.1
Tax effect	(2.2)	(3.2)

	3.7	4.9

Total comprehensive income	$18.3	$14.0

The unrealized net gain on derivative contracts in the three months ended March 31, 2011 was due to an increase in the fair market value of the Company’s floating to fixed interest rate swap contracts.

Accumulated other comprehensive loss of $(6.3) and $(10.0) at March 31, 2011 and December 31, 2010, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Derivative contracts are measured on a recurring basis. Impaired loans and used trucks held for sale are measured on a non-recurring basis. These assets and liabilities are outlined in the table below:

	00000000000	00000000000
Level 2	March 31 2011	December 31 2010
Assets:
Impaired loans	$18.5	$19.2
Used trucks held for sale	7.3	6.2
Derivative contracts	2.4	2.1

Liabilities:
Derivative contracts	$12.7	$17.8

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect their fair value. The Company determines the fair value of used trucks from a pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. Used truck impairments were nil and $3.2 during the first quarter of 2011 and 2010 and were recorded in depreciation and other rental expenses. These assets are categorized as Level 2 and are included in “Other assets” on the Balance Sheets. There were no write-downs of used trucks held for sale during the quarter ended March 31, 2011.

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

Net Receivables: For floating rate loans, wholesale financing, and interest and other receivables, fair values approximate carrying values. For fixed rate loans that were not impaired, fair values are estimated using discounted cash flow analysis based on current rates for comparable loans. Finance lease receivables and the related loss provisions have been excluded from the accompanying table.

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

Accounts Payable, Accrued Expenses and Other: Carrying amounts approximate fair value and have been excluded from the accompanying table.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The carrying amount and fair value of fixed rate loans and fixed rate debt are as follows:

	March 31 2011		December 31 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fixed rate loans	$1,484.9	$1,510.3	$1,488.6	$1,517.6

Liabilities:
Due to PACCAR Inc	$395.0	$433.3	$395.0	$440.0
Fixed rate debt	501.5	508.3	501.7	509.5

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS

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

At March 31, 2011, the notional amount of these contracts totaled $859.5 with amounts expiring over the next five years. Notional maturities for all interest rate contracts are $256.0 for the remainder of 2011, $204.0 for 2012, $193.0 for 2013, $156.5 for 2014 and $50.0 for 2015. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	March 31 2011		December 31 2010
Interest-rate contracts	Assets	Liabilities	Assets	Liabilities
Other assets	$2.4		$2.1
Accounts payable, accrued expenses and other		$12.7		$17.8

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the three months ended March 31, 2011 and 2010.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $6.3, net of tax, included in accumulated other comprehensive loss as of March 31, 2011, $8.8, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into accumulated Other Comprehensive Income (OCI) and into the Statements of Income:

		00.00		00.00
Three Months Ended March 31	2011		2010
Pre-tax gain (loss) on derivative contracts recognized in
Other comprehensive income		$.1		$(5.9)

Expenses reclassified from accumulated OCI into
Interest and other borrowing expenses		$5.8		$14.0

Expenses recognized in income on derivative contracts (ineffective portion):
Interest and other borrowing expenses	$		$

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was as follows:

	00.00	00.00
Three Months Ended March 31	2011	2010
Interest-rate swaps	$.1	$(.8)
Term notes	$(.1)	$.8

In addition, the net interest income from the settlement of the interest-rate swaps was nil and $.2 for the three months ended March 31, 2011 and 2010, respectively.

NOTE G – INCOME TAXES

The Company’s effective income tax rate was 37.9% for the first quarter of 2011 compared to (13.8)% for the first quarter of 2010, as the first quarter of 2010 reflected a favorable effect of a change in the estimated average state income tax rate. The Company’s effective income tax rate for the full year of 2010 was 30.2%.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Three Months Ended March 31	2011	2010	% Change
New business volume by product:
Retail loans and direct financing leases	$194.0	$128.8	51%
Equipment on operating leases	79.7	47.9	66%
Dealer master notes	50.3	27.4	84%

	$324.0	$204.1	59%

Average earning assets by product:
Retail loans and direct financing leases	$2,454.5	$2,652.7	(7)%
Equipment on operating leases	669.9	681.2	(2)%
Dealer wholesale financing	293.1	298.5	(2)%
Dealer master notes	65.5	87.7	(25)%

	$3,483.0	$3,720.1	(6)%

Revenue by product:
Retail loans and direct financing leases	$37.0	$43.2	(14)%
Equipment on operating leases	49.8	46.4	7%
Dealer wholesale financing	2.0	2.4	(17)%
Dealer master notes	.5	.8	(38)%
Used truck sales, other revenues and fees	8.9	13.0	(32)%

	$98.2	$105.8	(7)%

Net income	$14.6	$9.1	60%

Results of Operations

New Business Volume

New business volume in the first quarter of 2011 increased 59% from first quarter of 2010 due to higher retail sales of PACCAR trucks in 2011, which increased volume for all the Company’s products. This increase was primarily attributable to increased fleet business in 2011.

Net Income

The Company’s net income was $14.6 for the first quarter of 2011 compared to $9.1 for the first quarter of 2010. The increase in net income for the quarter was primarily the result of a higher operating lease margin of $7.8 (Operating lease and rental revenues less Depreciation and other rental expenses), a lower provision for credit losses of $5.6 and higher finance margin of $1.4 (Interest and fee income less Interest and other borrowing costs).

PACCAR FINANCIAL CORP. - FORM 10-Q

Revenue and Expenses

Interest and other revenue in the first quarter of 2011 decreased $7.6 to $98.2 from $105.8 in the first quarter of 2010. The decrease was due to declines in interest and fee income and lower used truck sales and other revenue, partially offset by higher operating lease and rental revenue.

Finance margin increased in the first quarter of 2011 primarily due to lower interest and other borrowing costs, partially offset by lower interest and fee income. Interest and fee income declined due to lower yields and lower average finance receivables. Interest and other borrowing costs decreased primarily due to lower borrowing rates and lower average debt balances. Changes in finance margin are summarized as follows:

	$00000.0	$00000.0	$00000.0
	Interest and fee income	Interest and other borrowing costs	Finance margin
March 31, 2010	$49.0	$26.5	$22.5
Increase (decrease)
Average finance receivables	(3.6)		(3.6)
Yields	(3.7)		(3.7)
Average debt balances		(2.2)	2.2
Borrowing rates		(6.5)	6.5

Total (decrease) increase	(7.3)	(8.7)	1.4

March 31, 2011	$41.7	$17.8	$23.9

Retail loan and direct finance lease average earning assets declined as a result of collections exceeding new business volume. The reduction in average loan and direct finance lease yields in the first quarter of 2011 was due to lower market interest rates. The average yield in 2011 was 6.01%, down from 6.54% in the first quarter of 2010.

The decline in average debt balances of $226.2 was due to a reduction in the average asset portfolio of $225.8 resulting in lower funding requirements. Average borrowing rates in the first quarter of 2011 declined to 2.94% from 4.01% in the first quarter of 2010 primarily due to lower market interest rates and a higher mix of commercial paper debt.

Operating lease margin increased in the first quarter of 2011 primarily due to higher revenue per asset, lower operating lease impairments and net gains on returned lease assets of $1.3 in the first quarter of 2011 instead of net losses on returned lease assets of $5.7 in the first quarter of 2010. Changes in operating lease margin are summarized as follows:

	$00000.0	$00000.0	$00000.0
	Operating lease and rental revenues	Depreciation and other rental expenses	Operating Lease margin
March 31, 2010	$46.4	$44.4	$2.0
Increase (decrease)
Operating lease impairments		(.5)	.5
Gains / losses on returned lease assets		(7.0)	7.0
Average operating lease assets	(1.9)	(1.6)	(.3)
Revenue and cost per asset	5.3	4.7	.6

Total increase (decrease)	3.4	(4.4)	7.8

March 31, 2011	$49.8	$40.0	$9.8

PACCAR FINANCIAL CORP. - FORM 10-Q

Used truck sales and other revenue and Cost of used truck sales and other expenses decreased in the first quarter of 2011 due to lower purchases and subsequent sales of used trucks acquired from PACCAR truck division customers as part of new truck sales packages.

The provision for losses on receivables in the first quarter of 2011 decreased $5.6 from the first quarter of 2010 primarily due to improvements in the credit quality of the portfolio as well as a decline in the receivable balances.

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Three Months Ended March 31 2011	Year Ended December 31 2010	Three Months Ended March 31 2010
Balance at beginning of period	$61.7	$75.7	$75.7
Provision for losses	1.5	17.1	7.1
Charge offs	(2.2)	(36.0)	(10.7)
Recoveries	.7	4.9	.9

Balance at end of period	$61.7	$61.7	$73.0

Ratios:

Charge offs, net of recoveries ($1.5 in 2011) to average total portfolio ($2,813.1 in 2011) annualized at March 31, 2011	.22%	1.08%	1.31%

Allowance for losses ($61.7 in 2011) to period-end total portfolio ($2,841.8 in 2011)	2.17%	2.18%	2.45%

Period-end retail loan and lease receivables past due, over 30 days, ($59.7 in 2011) to period-end retail loan and lease receivables ($2,462.5 in 2011)	2.42%	2.50%	2.08%

PACCAR FINANCIAL CORP. - FORM 10-Q

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31 2011		December 31 2010		March 31 2010
Retail loans	$1,544.1	54%	$1,537.4	54%	$1,571.5	53%
Retail leases	918.4	32%	958.4	34%	1,010.8	34%
Dealer wholesale financing	302.4	11%	267.0	9%	314.8	10%
Dealer master notes	76.9	3%	70.4	3%	86.7	3%

Total portfolio	$2,841.8	100%	$2,833.2	100%	$2,983.8	100%

In the first quarter of 2011, charge offs, net of recoveries decreased $8.3 to $1.5 from $9.8 in the first quarter of 2010 related to improved economic conditions, higher used truck values and stronger underwriting practices, which resulted in fewer repossessions and a lower loss per repossession.

Retail loan and lease receivables past due over 30 days at March 31, 2011 was 2.42%, a decrease from 2.50% at December 31, 2010 and an increase from 2.08% at March 31, 2010. Included in the March 31, 2011 past-due percentage is 1.60% related to one large customer. Excluding that customer, the past due percentage would have been .82% at March 31, 2011, compared to .85% at December 31, 2010. At March 31, 2011, the Company had $24.7 of specific loss reserves for all accounts considered to be at-risk, including the above referenced large customer. The Company continues to focus on reducing past-due balances. The allowance for losses as a percentage of the total portfolio decreased slightly to 2.17% at March 31, 2011 from 2.18% as of December 31, 2010, reflecting improved operating conditions and cash flows for its customers. When the Company modifies a 30+ days past-due account, the customer is considered current under the revised contractual terms. The effect on total 30+ days past-dues from such modifications was not significant.

Retail loans increased to $1,544.1 compared to $1,537.4 at December 31, 2010, due to higher new truck sales in the first quarter of 2011.

Retail leases decreased to $918.4 compared to $958.4 at December 31, 2010, due to collections exceeding new business volume.

Dealer wholesale financing balances increased to $302.4 at March 31, 2011 compared to $267.0 at December 31, 2010, as dealers increased new truck inventory.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The Company’s effective income tax rate was 37.9% for the first quarter of 2011 compared to (13.8)% for the first quarter of 2010, as the first quarter of 2010 reflected a favorable effect of a change in the estimated average state income tax rate. The Company’s effective income tax rate for the full year of 2010 was 30.2%.

Company Outlook

Average earning assets in 2011 are expected to grow approximately 10% from 2010 from increased new business financing from higher truck sales due to the improving U.S. truck market. The Company’s customers are benefiting from increased freight tonnage and rates that are contributing to improvements in customers’ productivity as well as profitability. If the improved economic conditions continue, it may lead to lower levels of past-due accounts, truck repossessions and net charge-offs. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR FINANCIAL CORP. - FORM 10-Q

Funding and Liquidity

The Company’s debt ratings at March 31, 2011 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

Any decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2009, the Company filed a new shelf registration statement to issue medium-term notes. The shelf registration statement expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of March 31, 2011 was $995.0.

PACCAR loaned the Company $370.0 during the first quarter of 2009, $25.0 during the fourth quarter of 2009 and $20.0 during the first quarter of 2011. Of the $415.0 in loans, $197.0 matures in 2012 and $218.0 matures in 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at March 31, 2011. Of this amount, $1,000 expires in June 2011, $1,000 expires in 2012 and $1,000 expires in 2013. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $2,135 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $865 is allocated to the following subsidiaries: $360 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiaries, $155 is available for use by PACCAR’s Australian financial subsidiary and $150 is available for use by PACCAR’s United Kingdom financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2011 and the year ended December 31, 2010.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”) continues to be relevant.

Forward Looking Statements

Certain information presented in this Form 10-Q contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales; changes in competitive factors; changes affecting the profitability of truck owners and operators, including fuel costs; price changes impacting equipment costs and residual values; changes in costs, credit ratings or other factors that would affect financing costs; insufficient liquidity in the capital markets and availability of other funding sources; and legislation and governmental regulation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2011. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2010 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

For Items 1 and 5, there was no reportable information during the three months ended March 31, 2011.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(1)(a) and (b).

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2010 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2011.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date May 6, 2011	By	/s/ Todd R. Hubbard
Todd R. Hubbard President (Authorized Officer)

	By	/s/ Alejandro Novoa
Alejandro Novoa Controller (Chief Accounting Officer)

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

3	Articles of incorporation and bylaws:

(a)	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 26, 1985. Amendment incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1985, File Number 0-12553).

(b)	By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 dated October 20, 1983, File Number 0-12553).

4	Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4(c) of PACCAR Financial Corp.’s Annual Report on Form 10-K filed February 26, 2010, File Number 001-11677).

(b)	Forms of Medium-Term Note, Series M (incorporated by reference to Exhibits 4.2 and 4.3 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

(c)	Form of InterNotes (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

10	Material contracts:

(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989 (incorporated by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

12	Statements re computation of ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2011 and 2010.

(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three month periods ended March 31, 2011 and 2010.

31	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

PACCAR FINANCIAL CORP. - FORM 10-Q

32	Section 1350 Certifications:

(a)	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

Other exhibits listed in Item 601 of Regulation S-K are not applicable.