Form 10-K/A
period 2010-12-31
PACCAR FINANCIAL CORP
filed 2011-08-05
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐.

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

PACCAR Financial Corp.

EXPLANATORY NOTE

PACCAR Financial Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011 (the “Original Filing”) to amend the disclosure contained in the paragraph captioned “Customer Concentration” under Item 1 and 1A, “Business and Risk Factors” on page 6 of the Original Filing solely to include the name of the customer that accounted for greater than 10% of total Interest and Other Revenue . The third sentence of that paragraph is hereby amended to read as follows: “The Company had contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 11.4% and 11.8% of total Interest and Other Revenue for the periods ended December 31, 2010 and 2009, respectively.”

This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 1, 2011.

The complete Form 10-K/A, including the amended Item 1 and 1A, will be available at the Company’s website and on the SEC’s website at www.sec.gov.

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

PACCAR Financial Corp.

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

Market Risk

Market risk is the risk that changes in market interest rates, liquidity or prices will negatively impact the Company’s operating results and access to capital. Policies governing market risk exposure are established and periodically reviewed by the Company’s senior management. Refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk for further discussion regarding the Company’s exposure to interest rate risk.

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

PACCAR Financial Corp.

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

CUSTOMER CONCENTRATION, PAST-DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements with any one party (customers, dealers and/or franchises) that account for 10% or more of Finance and Lease Receivables for the periods ended December 31, 2010, 2009 and 2008. The Company had contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 11.4% and 11.8% of total Interest and Other Revenue for the periods ended December 31, 2010 and 2009, respectively. No one party accounted for 10% or more of total Interest and Other Revenue for the period ended December 31, 2008.

PACCAR Financial Corp.

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

For further discussion of the allowance for losses, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PACCAR Financial Corp.

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

PACCAR Financial Corp.

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

PACCAR Financial Corp.

By	/s/ T. R. Hubbard
T. R. Hubbard
President

Date August 5, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

/s/ M. C. Pigott	Chairman
M. C. Pigott

(2)	Principal Financial Officer

/s/ R. A. Bengston	Vice Chairman
R. A. Bengston

(3)	Principal Accounting Officer

/s/ C. C. McGlinchey	Controller
C. C. McGlinchey

PACCAR Financial Corp.

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.