Form 10-Q
period 2011-09-30
PACCAR FINANCIAL CORP
filed 2011-11-07
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Common Stock, $100 par value—145,000 shares as of October 31, 2011

THE REGISTRANT IS A WHOLLY OWNED INDIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. - FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Statements of Income and Retained Earnings (Unaudited) (Millions of Dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Interest and fee income	$42.9	$44.9	$126.3	$140.7
Operating lease and rental revenues	59.9	47.4	165.8	140.2
Used truck sales and other revenues	8.1	10.0	23.6	30.5

TOTAL INTEREST AND OTHER REVENUE	110.9	102.3	315.7	311.4

Interest and other borrowing costs	16.2	23.3	50.8	74.8
Depreciation and other rental expenses	48.4	38.9	132.7	121.1
Cost of used truck sales and other expenses	5.8	9.6	18.0	29.6
Selling, general and administrative expenses	10.5	10.4	31.6	30.2
(Benefit) provision for losses on receivables	(.5)	4.0	2.3	16.4

TOTAL EXPENSES	80.4	86.2	235.4	272.1

INCOME BEFORE INCOME TAXES	30.5	16.1	80.3	39.3

Income taxes	12.2	6.2	31.2	10.9

NET INCOME	18.3	9.9	49.1	28.4

RETAINED EARNINGS AT BEGINNING OF PERIOD	537.4	481.0	506.6	462.5

Dividend paid	150.0		150.0

RETAINED EARNINGS AT END OF PERIOD	$405.7	$490.9	$405.7	$490.9

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Financial Services Corporation (“PFSC”).

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS (Millions of Dollars)	September 30 2011	December 31 2010*
	(Unaudited)
ASSETS

Cash	$7.5	$10.4
Finance and other receivables, net of allowance for losses (2011 - $60.8 and 2010 - $61.7)	3,162.9	2,771.5
Due from PACCAR Inc and affiliates	406.5	440.5
Equipment on operating leases, net of accumulated depreciation (2011 - $301.5 and 2010 - $258.0)	881.4	666.9
Other assets	150.5	58.6

TOTAL ASSETS	$4,608.8	$3,947.9

LIABILITIES

Accounts payable, accrued expenses and other	$181.6	$118.9
Due to PACCAR Inc and affiliates	442.8	417.9
Commercial paper	1,356.1	995.6
Medium-term notes	1,350.6	1,125.2
Deferred taxes and other liabilities	546.5	472.6

TOTAL LIABILITIES	$3,877.6	$3,130.2

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	290.6	275.6
Retained earnings	405.7	506.6
Accumulated other comprehensive loss	(10.6)	(10.0)

TOTAL STOCKHOLDER’S EQUITY	$731.2	$817.7

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,608.8	$3,947.9

*	The December 31, 2010 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENT OF CASH FLOWS (Unaudited) (Millions of Dollars)	Nine Months Ended September 30
	2011	2010
OPERATING ACTIVITIES

Net income	$49.1	$28.4
Items included in net income not affecting cash:
Depreciation and amortization	113.9	106.7
Provision for losses on receivables	2.3	16.4
Deferred tax provision	46.9	(51.7)
Administrative fees for services from PFSC	15.0	13.0
Increase in payables and other	57.4	30.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	284.6	143.0

INVESTING ACTIVITIES

Finance and other receivables originated	(1,039.7)	(629.2)
Collections on finance and other receivables	853.3	876.5
Net increase in wholesale receivables	(216.8)	(18.3)
Net decrease (increase) in loans and leases to PACCAR Inc and affiliates	46.1	(82.7)
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(393.2)	(104.5)
Proceeds from disposal of equipment	68.5	114.2
Other	(62.2)	(32.0)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(744.0)	124.0

FINANCING ACTIVITIES

Net increase (decrease) in commercial paper	360.5	(608.7)
Proceeds from medium-term notes	549.5	549.7
Payments of medium-term notes	(323.5)	(225.0)
Advances from PACCAR Inc	20.0
Dividends paid	(150.0)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	456.5	(284.0)

NET DECREASE IN CASH	(2.9)	(17.0)

CASH AT BEGINNING OF PERIOD	10.4	19.7

CASH AT END OF PERIOD	$7.5	$2.7

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

New Accounting Pronouncements: In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 gives additional guidance to companies to assist in determining troubled debt restructurings. The Company adopted ASU 2011-02 in the third quarter of 2011; the implementation of this amendment resulted in additional disclosure (see Note B) but did not have a significant impact on the Company’s financial statements.

Reclassifications: The Company made the following reclassifications to the prior year to conform to the 2011 presentation. The Company has reclassified the impairment losses related to repossession of equipment on operating lease from “Provision for losses on receivables” to “Depreciation and other rental expenses” in the Statements of Income and Statements of Cash Flows. There is no change to the Statement of Income for the three months ended September 30, 2010. The impacts of the reclassification to the Statements of Income and Statements of Cash Flows for the nine months ended September 30, 2010 are as follows:

	Nine Months Ended September 30, 2010
	Before	After
Statements of Income
Depreciation and other rental expenses	$120.4	$121.1
Provision for losses on receivables	17.1	16.4

	Nine Months Ended September 30, 2010
	Before	After
Statements of Cash Flows
Operating Activities
Depreciation and amortization	$106.0	$106.7
Provision for losses on receivables	17.1	16.4

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company has reclassified the proceeds from the sale of trucks acquired from the repossession of retail loans from “Collections on finance and other receivables” to “Proceeds from disposal of equipment” in the Statements of Cash Flows as follows:

	Nine Months Ended September 30, 2010
	Before	After
Statements of Cash Flows
Investing Activities
Collections on finance and other receivables	$925.6	$876.5
Proceeds from disposal of equipment	65.1	114.2

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	September 30	December 31
	2011	2010
Retail loans	$1,671.3	$1,509.5
Retail direct financing leases	1,072.3	1,068.6
Dealer wholesale financing	483.8	267.0
Dealer master notes	71.9	70.4
Interest and other receivables	28.8	27.9
Unearned interest - finance leases	(104.4)	(110.2)

Total portfolio	3,223.7	2,833.2
Less allowance for losses:
Loans, leases and other	(58.1)	(60.2)
Dealer wholesale financing	(2.7)	(1.5)

Total portfolio, net of allowance for losses	$3,162.9	$2,771.5

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, there were no finance receivables more than 90 days past due still accruing interest at September 30, 2011 or December 31, 2010. Recognition is resumed if the receivable becomes contractually current by the payment of all amounts due under the terms of the existing contract and collection of amounts is considered probable (if not modified), or after the customer has made scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The Company collectively and individually evaluates its finance receivables and the allowance for credit losses consists of both general and specific reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables, which are evaluated individually, consist of customers on non-accrual status, all wholesale accounts and certain large retail accounts with past-due balances or that otherwise are deemed to be at a higher risk of credit loss, and loans and finance leases which have been modified as troubled debt restructurings. A receivable is considered impaired if it is probable the Company will be unable to collect all contractual interest and principal payments as scheduled. Impaired receivables are individually evaluated to determine the amount of impairment and these receivables are considered collateral dependent. Accordingly, the evaluation of individual reserves is based on the fair value less costs to sell the associated collateral. When the underlying collateral fair value exceeds the Company’s loss exposure, no individual reserve is recorded. The Company uses a pricing model to value the underlying collateral on a quarterly basis. The fair value of the collateral is determined based on management’s evaluation of numerous factors such as the make, model and year of the equipment, overall condition of the equipment, primary method of distribution for the equipment, recent sales prices of comparable equipment and economic trends affecting used equipment values.

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

The Company’s allowance for credit losses is segregated into two portfolio segments, wholesale and retail. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The wholesale segment includes wholesale financing loans to dealers that are collateralized by the trucks being financed. The retail segment includes retail loans and direct financing leases, net of unearned interest, which are also collateralized by the trucks financed.

The wholesale segment risk characteristics differ from those in the retail segment. For wholesale receivables the terms are shorter in duration and the Company requires monthly reporting of the dealer’s financial condition, conducts periodic physical audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets to reduce the risk of loss compared to retail receivables.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The allowance for credit losses is summarized as follows:

	2011
	Wholesale		Retail	Total
Balance at January 1		$1.5	$60.2	$61.7
Provision for losses		1.2	1.1	2.3
Charge offs			(5.5)	(5.5)
Recoveries			2.3	2.3

Balance at September 30		$2.7	$58.1	$60.8

Information regarding finance receivables summarized by those evaluated collectively and individually is as follows:

At September 30, 2011	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$58.0	$58.0
Allowance for finance receivables evaluated individually	$		$19.8	$19.8
Recorded investment for finance receivables evaluated collectively		$483.8	$2,653.1	$3,136.9
Allowance for finance receivables evaluated collectively		$2.7	$38.3	$41.0

At December 31, 2010	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$92.6	$92.6
Allowance for finance receivables evaluated individually	$		$25.4	$25.4
Recorded investment for finance receivables evaluated collectively		$267.0	$2,445.7	$2,712.7
Allowance for finance receivables evaluated collectively		$1.5	$34.8	$36.3

The recorded investment for finance receivables as of September 30, 2011 that are on non-accrual status in the wholesale, fleet and owner/operator portfolio classes, as defined below was nil, $42.5 and $6.7, respectively. The recorded investment for finance receivables as of December 31, 2010 on non-accrual status, was nil, $53.8 and $12.7, respectively.

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

All impaired loans have a specific reserve and are summarized as follows:

At September 30, 2011	Wholesale	Fleet	Owner / Operator	Total
Impaired loans with specific reserve	$	$10.1	$8.0	$18.1
Associated allowance		(2.1)	(1.7)	(3.8)

Net carrying amount of impaired loans	$	$8.0	$6.3	$14.3
Unpaid principal balance	$	$10.1	$8.0	$18.1
Average recorded investment*	$	$11.7	$11.3	$23.0
Interest income recognized on a cash basis:
Three months ended September 30, 2011	$	$.1	$.1	$.2
Nine months ended September 30, 2011	$	$.3	$.5	$.8

* Represents the average during the 12 months ended September 30, 2011.
At December 31, 2010	Wholesale	Fleet	Owner / Operator	Total
Impaired loans with specific reserve	$	$11.9	$13.0	$24.9
Associated allowance		(2.4)	(3.3)	(5.7)

Net carrying amount of impaired loans	$	$9.5	$9.7	$19.2
Unpaid principal balance	$	$11.9	$13.0	$24.9

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality indicators, including prior payment experience, customer financial information, credit-rating agency ratings and loan-to-value ratios. On an ongoing basis, the Company monitors the credit quality based on past-due status and collection experience as the Company has found a meaningful correlation between the past-due status of customers and the risk of loss.

The tables below summarize the Company’s financing receivables by credit quality indicator and portfolio class. Performing accounts are paying in accordance with the contractual terms and are not considered to be of high risk. Watch accounts primarily include accounts more than 30 days and less than 90 days past-due and other large high risk accounts that are not impaired.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At-risk includes customer accounts that are impaired, including accounts more than 90 days past-due.

At September 30, 2011	Wholesale	Fleet	Owner / Operator	Total
Performing	$483.8	$2,281.2	$354.2	$3,119.2
Watch		17.5	.2	17.7
At-risk		49.6	8.4	58.0

Total	$483.8	$2,348.3	$362.8	$3,194.9

At December 31, 2010	Wholesale	Fleet	Owner / Operator	Total
Performing	$259.7	$2,009.2	$407.5	$2,676.4
Watch	7.3	28.2	.8	36.3
At-risk		79.4	13.2	92.6

Total	$267.0	$2,116.8	$421.5	$2,805.3

The tables below summarize the Company’s financing receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past-due. Customer accounts that were greater than 30 days past due prior to modification became current upon modification for aging purposes.

At September 30, 2011	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$483.8	$2,310.7	$356.9	$3,151.4
31 – 60 days past-due		.8	.4	1.2
Greater than 60 days past-due		36.8	5.5	42.3

Total	$483.8	$2,348.3	$362.8	$3,194.9

At December 31, 2010	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$259.7	$2,065.4	$410.5	$2,735.6
31 – 60 days past-due	7.3	2.8	1.7	11.8
Greater than 60 days past-due		48.6	9.3	57.9

Total	$267.0	$2,116.8	$421.5	$2,805.3

Troubled Debt Restructurings

The Company modifies loans and finance leases as a normal part of its operations. The Company’s modifications typically resulted in granting more time to pay the contractual amounts owed. When the Company modifies loans and finance leases for customers in financial difficulty and grants a concession, the modifications are classified as troubled debt restructurings (TDRs). The Company rarely forgives principal or accrued interest and may require principal and accrued interest payments at the time of modification. For the three and nine months ended September 30, 2011, there was no change in the recorded investment for loans and leases modified as TDRs.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At modification date, the post-modification recorded investment balance was:

Post-Modification Recorded Investment	Fleet	Owner / Operator	Total
Three Months Ended September 30, 2011	$2.5	$.5	$3.0
Nine Months Ended September 30, 2011	$8.8	$2.1	$10.9

The balance of TDRs was $9.9 at September 30, 2011 and $2.1 at December 31, 2010.

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all modifications that occurred during the past nine months for identification as TDRs. The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology and identified these receivables as impaired. Included in finance receivables evaluated individually for impairment are loans identified as TDRs, some of which are loans evaluated as a pool to measure the specific reserve. At September 30, 2011, the recorded investment in loans for which the allowance for credit losses was previously measured under the general allowance for credit losses methodology that are now impaired under the new guidance was $1.4. The allowance for credit losses associated with these loans, on the basis of a current evaluation of loss, was $.1.

The recorded investment of finance receivables modified during the previous twelve months as TDRs that subsequently defaulted in the three and twelve months ended September 30, 2011 is as follows:

Recorded Investment	Fleet	Owner / Operator	Total
Three Months Ended September 30, 2011	$	$.1	$.1
Twelve Months Ended September 30, 2011	$	$.1	$.1

These TDRs that subsequently defaulted (i.e., became more than 30 days past due) did not significantly impact the Company’s reserve at September 30, 2011.

Repossessions

When the Company determines that a customer in default is not likely to meet their contractual commitments, the Company repossesses vehicles which serve as collateral for loans, finance leases and equipment on operating lease. The Company records the repossessed vehicles as used truck inventory included in “Other assets” on the Balance Sheets. The balance of repossessed inventory at September 30, 2011 and December 31, 2010 was $.5 and $1.0, respectively. Proceeds from the sales of repossessed assets were $15.0 and $49.1 for the nine months ended September 30, 2011 and 2010, respectively. These amounts are included in “Proceeds from disposal of equipment” on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in “Depreciation and other rental expenses” on the Statements of Income.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Unamortized loan origination cost

The unamortized loan origination costs at September 30, 2011 and December 31, 2010 was $9.9 and $9.3, respectively. This amount is included in “Other assets” on the Balance Sheets.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2011 and full year 2010 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

PACCAR loaned the Company $20.0 during the first nine months of 2011 with an effective fixed interest rate of 2.99%, and $395.0 during 2009 with an effective fixed interest rate of 6.67%. Of the $415.0 in loans, $197.0 matures in 2012 and $218.0 matures in 2014.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at September 30, 2011 and December 31, 2010, including foreign finance affiliates operating in The Netherlands, Mexico, Australia and Canada, are summarized below:

	September 30 2011	December 31 2010
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$222.0	$228.6
Loans due from foreign finance affiliates	158.6	197.6
Direct financing leases due from affiliate	12.4	12.9
Receivables	13.5	1.4

Total	$406.5	$440.5

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$415.0	$395.0
Payables	27.8	22.9

Total	$442.8	$417.9

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

The Company declared and paid a dividend of $150.0 during the third quarter of 2011. There were no dividends declared or paid during the first six months of 2011 or during the full year of 2010.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Other Comprehensive Income

The components of other comprehensive income (OCI) were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$18.3	$9.9	$49.1	$28.4
Other comprehensive income:
Unrealized (loss) gain on derivative contracts	(4.6)	3.2	(1.0)	19.7
Tax effect	1.7	(1.2)	.4	(7.6)

	(2.9)	2.0	(.6)	12.1

Total comprehensive income	$15.4	$11.9	$48.5	$40.5

The unrealized net loss on derivative contracts in the three and nine months ended September 30, 2011, respectively, was due to a decrease in the fair market value of the Company’s floating to fixed interest rate swap contracts.

Accumulated other comprehensive loss of $(10.6) and $(10.0) at September 30, 2011 and December 31, 2010, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes.

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

Derivative contracts are measured on a recurring basis. Impaired loans and used trucks held for sale are measured on a non-recurring basis. These assets and liabilities are outlined in the table below:

Level 2	September 30 2011	December 31 2010
Assets:
Impaired loans	$14.3	$19.2
Used trucks held for sale	26.4	6.2
Derivative contracts		2.1

Liabilities:
Derivative contracts	$17.2	$17.8

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect their fair value. The Company determines the fair value of used trucks from a pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. Used truck impairments were nil and $3.7 during the first nine months of 2011 and 2010, respectively, and were recorded in depreciation and other rental expenses. These assets are categorized as Level 2 and are included in “Other assets” on the Balance Sheets.

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

Accounts Payable, Accrued Expenses and Other: Carrying amounts approximate fair value and have been excluded from the accompanying table.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The carrying amount and fair value of fixed rate loans and fixed rate debt are as follows:

	September 30 2011		December 31 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fixed rate loans	$1,614.8	$1,642.4	$1,488.6	$1,517.6

Liabilities:
Due to PACCAR Inc	$415.0	$448.7	$395.0	$440.0
Fixed rate debt	900.6	908.9	501.7	509.5

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

At September 30, 2011, the notional amount of these contracts totaled $1,204.5 with amounts expiring over the next five years. Notional maturities for all interest rate contracts are $87.5 for the remainder of 2011, $204.0 for 2012, $447.5 for 2013, $304.5 for 2014, $139.0 for 2015 and $22.0 for 2016. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	September 30 2011		December 31 2010
Interest-rate contracts	Assets	Liabilities	Assets	Liabilities
Other assets	$		$2.1
Accounts payable, accrued expenses and other		$17.2		$17.8

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the nine months ended September 30, 2011 and 2010.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Of the $10.6, net of tax, included in accumulated other comprehensive loss as of September 30, 2011, $6.6, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into accumulated Other Comprehensive Income (OCI) and into the Statements of Income:

	Three Months Ended September 30				Nine Months Ended September 30
	2011		2010		2011		2010
Pre-tax loss on derivative contracts recognized in Other comprehensive Income		$(9.5)		$(5.9)		$(16.7)		$(15.2)

Expenses reclassified from accumulated OCI into Interest and other borrowing expenses		$4.9		$9.1		$15.7		$34.9

(Income) expense recognized in income on derivative contracts (ineffective portion): Interest and other borrowing expenses	$		$		$		$

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest-rate swaps	$	$(2.1)	$.1	$(3.4)
Term notes	$(.1)	$2.1	$(.2)	$3.5

In addition, the net interest income from the settlement of the interest-rate swaps was nil and $.6 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE G – INCOME TAXES

The Company’s effective income tax rate was 40.0% for the third quarter of 2011 compared to 38.5% for the third quarter of 2010. The Company’s effective tax rate was 38.9% for the first nine months of 2011 compared to 27.7% for the first nine months of 2010, as the first nine months of 2010 reflected a favorable effect of a change in the estimated average state income tax rate in the first quarter of 2010.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	% Change	2011	2010	% Change
New business volume by product:
Retail loans and direct financing leases	$375.1	$225.3	66%	$871.4	$509.7	71%
Equipment on operating leases	106.2	31.1	241%	393.7	104.8	276%
Dealer master notes	59.2	58.6	1%	171.9	113.7	51%

	$540.5	$315.0	72%	$1,437.0	$728.2	97%

Average earning assets by product:
Retail loans and direct financing leases	$2,572.7	$2,438.0	6%	$2,502.3	$2,533.2	(1%)
Equipment on operating leases	870.3	660.8	32%	773.5	673.3	15%
Dealer wholesale financing	447.7	306.2	46%	374.2	300.0	25%
Dealer master notes	60.6	74.9	(19%)	63.9	81.2	(21%)

	$3,951.3	$3,479.9	14%	$3,713.9	$3,587.7	4%

Revenue by product:
Retail loans and direct financing leases	$37.2	$39.1	(5%)	$110.3	$123.7	(11%)
Equipment on operating leases	59.9	47.4	26%	165.8	140.2	18%
Dealer wholesale financing	3.3	2.6	27%	8.1	7.4	9%
Dealer master notes	.4	.7	(43%)	1.4	2.3	(39%)
Used truck sales, other revenues and fees	10.1	12.5	(19%)	30.1	37.8	(20%)

	$110.9	$102.3	8%	$315.7	$311.4	1%

Net income	$18.3	$9.9	85%	$49.1	$28.4	73%

Results of Operations

New Business Volume

New business volume in the third quarter and first nine months of 2011 increased 72% and 97%, respectively, from the third quarter and first nine months of 2010 due to higher retail sales of PACCAR trucks in 2011 and higher finance market share. Equipment on operating lease new business volume in the third quarter and first nine months of 2011 increased to $106.2 and $393.7 from $31.1 and $104.8 in the third quarter and first nine months of 2010, respectively. This increase was attributable to increased fleet business in 2011.

Net Income

The Company’s net income was $18.3 for the third quarter of 2011 compared to $9.9 for the third quarter of 2010. The increase in net income for the quarter was primarily the result of a higher finance margin of $5.1, a lower provision for credit losses of $4.5 and a higher operating lease margin of $3.0.

PACCAR FINANCIAL CORP. - FORM 10-Q

The Company’s net income was $49.1 for the first nine months of 2011 compared to $28.4 for the first nine months of 2010. The increase in net income for the first nine months was primarily the result of a lower provision for credit losses of $14.1, a higher operating lease margin of $14.0 and higher finance margin of $9.6.

Revenue and Expenses

Interest and other revenue in the third quarter of 2011 increased $8.6 to $110.9 from $102.3 in the third quarter of 2010. The increase was due to higher operating lease and rental revenue, partially offset by declines in interest and fee income and lower used truck sales and other revenue.

Interest and other revenue in the first nine months of 2011 increased $4.3 to $315.7 from $311.4 in the first nine months of 2010. The increase was due to higher operating lease and rental revenue, partially offset by declines in interest and fee income and lower used truck sales and other revenue.

Finance margin increased in the third quarter of 2011 compared to the third quarter of 2010 as summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Three Months Ended September 30, 2010	$44.9	$23.3	$21.6
Increase (decrease)
Average finance receivables	4.2		4.2
Yields	(6.2)		(6.2)
Average debt balances		3.2	(3.2)
Borrowing rates		(10.3)	10.3

Total (decrease) increase	(2.0)	(7.1)	5.1

Three Months Ended September 30, 2011	$42.9	$16.2	$26.7

Average finance receivables for the third quarter of 2011 increased as a result of new business volume exceeding collections. The reduction in average loan and direct finance lease yields in the third quarter of 2011 was due to lower market interest rates. The average yield in the third quarter of 2011 was 5.52%, down from 6.32% in the third quarter of 2010.

The increase in average debt balances for the third quarter of 2011 was due to an increase in the average asset portfolio of $261.9 resulting in higher funding requirements. Average borrowing rates in the third quarter of 2011 declined to 2.22% from 3.63% in the third quarter of 2010 primarily due to lower market interest rates and a higher mix of commercial paper debt.

PACCAR FINANCIAL CORP. - FORM 10-Q

Finance margin increased in the first nine months of 2011 compared to the first nine months of 2010 as summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Nine Months Ended September 30, 2010	$140.7	$74.8	$65.9
Increase (decrease)
Average finance receivables	1.2		1.2
Yields	(15.6)		(15.6)
Average debt balances		1.2	(1.2)
Borrowing rates		(25.2)	25.2

Total (decrease) increase	(14.4)	(24.0)	9.6

Nine Months Ended September 30, 2011	$126.3	$50.8	$75.5

Average finance receivables for the first nine months of 2011 increased as a result of new business volume exceeding collections. The reduction in average loan and direct finance lease yields in the first nine months of 2011 was due to lower market interest rates. The average yield in 2011 was 5.74%, down from 6.46% in the first nine months of 2010.

The increase in average debt balances of $53.6 for the first nine months of 2011 was due to an increase in the average asset portfolio of $26.0 resulting in higher funding requirements. Average borrowing rates in the first nine months of 2011 declined to 2.55% from 3.84% in the first nine months of 2010 primarily due to lower market interest rates and a higher mix of commercial paper debt.

Operating lease margin increased in the third quarter of 2011 compared to the third quarter of 2010 as summarized below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended September 30, 2010	$47.4	$38.9	$8.5
Increase (decrease)
(Gains) / losses on returned lease assets		(1.8)	1.8
Average operating lease assets	11.5	9.1	2.4
Revenue and cost per asset	1.0	2.2	(1.2)

Total increase	12.5	9.5	3.0

Three Months Ended September 30, 2011	$59.9	$48.4	$11.5

Average operating lease assets increased due to high operating lease volume in the third quarter of 2011. Gains on returned leased assets were higher due to stronger used truck values.

PACCAR FINANCIAL CORP. - FORM 10-Q

Operating lease margin increased in the first nine months of 2011 compared to the first nine months of 2010 as summarized below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Nine Months Ended September 30, 2010	$140.2	$121.1	$19.1
Increase (decrease)
Operating lease impairments		(.7)	.7
(Gains) / losses on returned lease assets		(10.4)	10.4
Average operating lease assets	14.2	11.1	3.1
Revenue and cost per asset	11.4	11.6	(.2)

Total increase	25.6	11.6	14.0

Nine Months Ended September 30, 2011	$165.8	$132.7	$33.1

Gains on returned leased assets were higher in the first nine months of 2011 compared to the first nine months of 2010 due to stronger used truck values. Average operating lease assets increased due to higher operating lease volume during the first nine months of 2011.

Used truck sales and other revenue and Cost of used truck sales and other expenses decreased in the third quarter and first nine months of 2011 due to lower sales of used trucks acquired from PACCAR truck division customers as part of new truck sales packages.

Used truck inventory increased to $26.4 at September 30, 2011 from $6.2 at December 31, 2010 primarily due to scheduled returns of units at the end of lease term.

The provision for losses on receivables in the first nine months of 2011 decreased to $2.3 from $16.4 in the first nine months of 2010 primarily due to improvements in the performance of the portfolio reflecting stronger freight demand. In the third quarter of 2011, the Company reduced the allowance for credit losses by $1.0 which resulted in a net benefit to the provision of $.5 for the quarter.

PACCAR FINANCIAL CORP. - FORM 10-Q

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Nine Months Ended September 30 2011	Year Ended December 31 2010	Nine Months Ended September 30 2010
Balance at beginning of period	$61.7	$75.7	$75.7
Provision for losses	2.3	17.1	16.4
Charge offs	(5.5)	(36.0)	(31.9)
Recoveries	2.3	4.9	3.7

Balance at end of period	$60.8	$61.7	$63.9

Ratios:

Charge offs, net of recoveries ($3.2 in 2011) to average total portfolio ($2,940.4 in 2011) annualized at September 2011	0.15%	1.08%	1.29%

Allowance for losses ($60.8 in 2011) to period-end total portfolio ($3,223.7 in 2011)	1.89%	2.18%	2.26%

Period-end retail loan and lease receivables past due, over 30 days, ($43.5 in 2011) to period-end retail loan and lease receivables ($2,668.0 in 2011)	1.63%	2.50%	3.20%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30 2011		December 31 2010		September 30 2010
Retail loans	$1,700.1	53%	$1,537.4	54%	$1,497.0	53%
Retail leases	967.9	30%	958.4	34%	957.0	34%
Dealer wholesale financing	483.8	15%	267.0	9%	294.0	10%
Dealer master notes	71.9	2%	70.4	3%	77.5	3%

Total portfolio	$3,223.7	100%	$2,833.2	100%	$2,825.5	100%

In the first nine months of 2011, charge offs, net of recoveries decreased $25.0 to $3.2 from $28.2 in the first nine months of 2010 due to improved economic conditions, higher used truck values and stronger underwriting practices, which resulted in fewer repossessions and a lower loss per repossession.

PACCAR FINANCIAL CORP. - FORM 10-Q

Retail loan and lease receivables past due over 30 days at September 30, 2011 was 1.63%, a decrease from 2.50% at December 31, 2010 and a decrease from 3.20% at September 30, 2010. Included in the September 30, 2011 past-due percentage is 1.25% related to one large customer. Excluding that customer, the past due percentage would have been .38% at September 30, 2011, compared to .85% at December 31, 2010 and 1.44% at September 30, 2010. At September 30, 2011, the Company had $19.8 of specific loss reserves for all accounts considered to be at-risk, including the above referenced large customer. The Company continues to focus on past-due balances. The allowance for losses as a percentage of the total portfolio decreased to 1.89% at September 30, 2011 from 2.18% as of December 31, 2010, reflecting improved operating conditions and cash flows for its customers. When the Company modifies a 30+ days past-due account, the customer is considered current under the revised contractual terms. The effect on total 30+ days past-dues from such modifications was not significant.

Retail loans increased to $1,700.1 compared to $1,537.4 at December 31, 2010, due to higher new truck sales in the first nine months of 2011.

Retail leases increased to $967.9 compared to $958.4 at December 31, 2010, due to new business volume exceeding collections.

Dealer wholesale financing balances increased to $483.8 at September 30, 2011 compared to $267.0 at December 31, 2010, as dealers increased new truck inventory.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The Company’s effective income tax rate was 40.0% for the third quarter of 2011 compared to 38.5% for the third quarter of 2010. The Company’s effective tax rate was 38.9% for the first nine months of 2011 compared to 27.7% for the first nine months of 2010, as the first nine months of 2010 reflected a favorable effect of a change in the estimated average state income tax rate in the first quarter of 2010.

Company Outlook

Average earning assets in the fourth quarter of 2011 are expected to increase modestly from current levels. For 2012, average earning assets are projected to grow approximately 5-10% due to increased new business financing from slightly higher truck sales in the U.S. The Company’s customers are benefiting from increased freight tonnage and fleet utilization that are contributing to improvements in customers’ productivity as well as profitability. If current freight transportation conditions continue, past-due accounts, truck repossessions and net charge-offs in 2012 could be comparable to or improve slightly from 2011 amounts. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at September 30, 2011 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

Any decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

PACCAR FINANCIAL CORP. - FORM 10-Q

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2009, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of September 30, 2011 was $1,350.0.

PACCAR loaned the Company $395.0 during 2009 and $20.0 during the first quarter of 2011. Of the $415.0 in loans, $197.0 matures in 2012 and $218.0 matures in 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at September 30, 2011. Of this amount, $1,000 expires in June 2012, $1,000 expires in 2013 and $1,000 expires in 2016. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $2,110 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $890 is allocated to the following subsidiaries: $310 is available for use by PACCAR’s Canadian financial subsidiary, $200 is available for use by PACCAR’s Mexican financial subsidiaries, $170 is available for use by PACCAR’s Australian financial subsidiary and $210 is available for use by PACCAR’s United Kingdom financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2011 and the year ended December 31, 2010.

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

PART II – OTHER INFORMATION

For Items 1 and 5, there was no reportable information during the nine months ended September 30, 2011.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2010 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2011.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp. (Registrant)

Date November 7, 2011	By	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

	By	/s/ Craig C. McGlinchey
Craig C. McGlinchey
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company	10-K	March 26, 1985	3.1	001-11677

	(b)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

	(c)	By-laws of the Company	10-Q	October 20, 1983	3.2	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Form of InterNotes, Series A	S-3	November 20, 2009	4.4	333-163273

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2011 and 2010

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine month periods ended September 30, 2011 and 2010

PACCAR FINANCIAL CORP. - FORM 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer

(b)	Certification of Principal Financial Officer

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.