Form 10-K
period 2011-12-31
PACCAR FINANCIAL CORP
filed 2012-02-29
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer:  ☐            Accelerated filer:  ☐            Non-accelerated filer:  ☒            Smaller reporting company:   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).     Yes:  ☐    No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011:    None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2012:

Common Stock, $100 par value—145,000 shares

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR Financial Corp.

(Millions of Dollars)

PART I

ITEM 1.     BUSINESS

GENERAL

PACCAR Financial Corp.

PACCAR Financial Corp. (the “Company”), a Washington corporation, was incorporated in 1961 as a wholly-owned subsidiary of PACCAR Inc (“PACCAR”) to finance the sale of PACCAR products. In 2000, PACCAR transferred the stock of the Company to PACCAR Financial Services Corporation (“PFSC”), a wholly-owned subsidiary of PACCAR. In December 2011, PFSC was dissolved by means of a statutory merger with and into PACCAR Financial Corp. The merger was accounted for using the pooling of interest method because the Company and PFSC were under common control of PACCAR Inc. See Note A for further discussion.

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

PACCAR

PACCAR has two principal industry segments: (1) design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks and related aftermarket parts and (2) finance and leasing services provided to customers and dealers. Light and medium-duty trucks have a gross vehicle weight (GVW) ranging from 16,000 to 33,000 lbs (Class 5 to 7) in North America and 6 to 15 metric tonnes in Europe. Heavy duty trucks have a GVW of over 33,000 lbs (Class 8) in North America and over 15 metric tonnes in Europe. PACCAR’s finance and leasing activities are principally related to PACCAR trucks and associated equipment. Other manufactured products include industrial winches.

PACCAR and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Canada and Mexico, are used world-wide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. PACCAR competes in the North American Class 5 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by PACCAR’s wholly-owned subsidiaries located in those countries. PACCAR competes in the European light/medium market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries. PACCAR has acquired land and has begun construction of a new DAF assembly plant in Ponta Grossa, Brasil. PACCAR expects to begin manufacturing DAF vehicles for sale in Brasil and other South American markets in 2013. Commercial trucks and related aftermarket parts comprise the largest segment of PACCAR’s business, accounting for 93.7% of total 2011 net sales and revenues.

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

PACCAR Financial Corp.

(Millions of Dollars)

Aftermarket truck parts are sold and delivered to Kenworth’s and Peterbilt’s independent dealers through PACCAR’s parts distribution network. Parts are both manufactured by PACCAR and purchased from various suppliers. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 15.8% in 2011, 21.3% in 2010 and 23.4% in 2009.

There were four other principal competitors in the U.S. and Canada commercial truck market in 2011. PACCAR’s share of the U.S. and Canadian class 8 market was a record 28.1% of retail sales in 2011. In Europe there were six other principal competitors in the commercial truck market in 2011, including parent companies to two competitors of PACCAR in the United States. In 2011, DAF had a record 15.5% share of the Western and Central European heavy-duty market and a 8.9% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products through other wholly-owned finance subsidiaries in Mexico, Canada, Australia, the United Kingdom, and Continental Europe. PACCAR also conducts full-service leasing operations through wholly-owned subsidiaries in Canada, Mexico and Germany.

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

As of December 31, 2011, the Company employed 406 full-time employees, none of whom are represented by a collective bargaining agent.

PACCAR Financial Corp.

(Millions of Dollars)

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

Wholesale Contracts The Company provides wholesale financing for new and used truck inventories for dealers (“Wholesale Contracts”). Wholesale Contracts are secured by the inventories financed. The amount of credit extended by the Company for each truck is generally limited to the invoice price of new equipment and to the wholesale value of used equipment. Wholesale Contracts have floating interest rates.

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

Insurance The Company charges a fee to provide insurance coverage, through an unrelated regulated insurance carrier, on new trucks and used trucks inventory to dealers having Wholesale Contracts with the Company.

CUSTOMER CONCENTRATION, PAST-DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements with any one party (customers, dealers and/or franchises) that account for 10% or more of Finance and Lease Receivables asset balances for the periods ended December 31, 2011, 2010, and 2009.

The Company had contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 11.6%, 11.4% and 11.8% of total Interest and Other Revenue for the periods ended December 31, 2011, 2010 and 2009, respectively.

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

PACCAR Financial Corp.

(Millions of Dollars)

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

SOURCES OF FUNDS

The Company’s primary sources of funds are commercial paper and medium-term note borrowings in the public capital markets, collections on loans and leases, retained earnings and to a lesser extent borrowings from PACCAR, bank loans and capital contributions. The Company’s investment in additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that generally range from 36 to 60 months.

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

As of December 31, 2011, the total notional principal amount of interest rate swap contracts outstanding was $1,182.0, all of which effectively resulted in a net fixed rate payment obligation. These swap contracts are accounted for as cash flow hedges.

A portion of the Company’s fixed-rate term notes has been converted to variable-rate term notes using fair value hedges for interest rate risk. Fair value is determined using modeling techniques that include market inputs for interest rates. As of December 31, 2011, the total notional principal amount of fair value swap contracts outstanding was $75.0, all of which result in a net floating rate payment obligation.

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

PACCAR Financial Corp.

(Millions of Dollars)

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2011. Of this amount, $1,000 expires in June 2012, $1,000 expires in 2013 and $1,000 expires in 2016. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $2,110 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $890 is allocated to the following subsidiaries: $310 is available for use by PACCAR’s Canadian financial subsidiary, $210 is available for use by PACCAR’s United Kingdom financial subsidiary, $200 is available for use by PACCAR's Mexican financial subsidiaries and $170 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2011 and 2010.

As of December 31, 2011, the Company had medium-term notes outstanding with a notional value of $1,350.0 under a shelf registration statement, of which $250.0 are due within 12 months. See “Note F – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

An indenture of the Company dated November 20, 2009 (Exhibit 4.1(a)) with respect to the Company’s medium-term notes, which are publicly issued from time to time, contains restrictions limiting secured debt which may be incurred by the Company and any subsidiary.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are fundamentally affected by its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of its financing business. The Company receives administrative support from and pays dividends to its parent company and periodically borrows funds from or lends money to PACCAR and/or its affiliates. The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from one facility owned by PACCAR and five facilities leased by PACCAR. Since the directors of the Company are all executives of PACCAR and PACCAR is the sole owner of the Company’s outstanding voting common stock, PACCAR can determine the course of the Company’s business.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $415.0 and $395.0 outstanding in loans due to PACCAR as of December 31, 2011 and 2010, respectively. The Company had $170.1 and $195.2 outstanding in loans due from PACCAR as of December 31, 2011 and 2010, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $219.6 and $197.6 outstanding in loans due from foreign finance and leasing affiliates of PACCAR as of December 31, 2011 and 2010, respectively. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through DAF’s, Kenworth’s and Peterbilt’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s specific use of the services and PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

PACCAR Financial Corp.

(Millions of Dollars)

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio was met for the years ended December 31, 2011, 2010 and 2009 without assistance. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

ITEM 1A.	RISK FACTORS

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results, including:

Sales of PACCAR Products

The Company’s business is substantially dependent upon the sale of PACCAR products and its ability to offer competitive financing in the United States. Changes in the volume of sales of PACCAR products due to a variety of reasons could impact the level of business of the Company. Refer to the “Relationship with PACCAR and Affiliates” section in “Item 1 – Business” and “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements for further discussion regarding the Company’s relationship with PACCAR.

PACCAR Financial Corp.

(Millions of Dollars)

Liquidity Risks, Credit Ratings and Costs of Funds

Disruptions or volatility in U.S. financial markets could limit the Company’s sources of liquidity, or the liquidity of customers and dealers. A lowering of the Company’s credit ratings could increase the cost of borrowing and adversely affect access to capital markets. The Company obtains funds for its operations from commercial paper and medium-term note debt. If the markets for commercial paper and medium-term notes do not provide the necessary liquidity in the future, the Company may experience increased costs or may have to limit its financing of retail and wholesale assets.

Competitive Risk

The Company competes with banks, other commercial finance companies and financial services firms which may have lower costs of borrowing, higher leverage or market share goals that result in a willingness to offer lower interest rates, which may lead to decreased margins, lower market share or both. A decline in PACCAR’s truck unit sales and a decrease in truck residual values due to lower used truck pricing are also factors which may affect the Company.

Credit Risk

The Company is exposed to the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of the loans, leases and derivative contracts with the Company. Although the financial assets of the Company are secured by underlying equipment collateral, in the event a customer cannot meet its obligations to the Company, there is a risk that the value of the underlying collateral will not be sufficient to recover the amounts owed to the Company, resulting in credit losses.

Interest Rate Risk

The Company is subject to interest rate risks, because increases in interest rates can reduce demand for its products, increase borrowing costs and potentially reduce interest margins. The Company uses derivative contracts to mitigate the risk of changing interest rates.

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

Accounting Estimates

In the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. Certain of these estimates, judgments and assumptions, such as residual values on operating leases, the allowance for credit losses and the provision for income taxes, are particularly sensitive. If actual results are different from estimates used by management, they may have a material impact on the financial statements.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 106th Avenue N.E., Bellevue, Washington 98004. The Company owns three full-service leasing facilities in Texas and leases one in Texas and one in Illinois. The Company owns used truck sales facilities in South Carolina and Utah.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All outstanding common stock is owned by PACCAR; therefore, there is no trading market in the Company’s common stock.

Dividends in the amount of $117.0 and $90.0 were declared and paid to PACCAR in 2011 and 2009, respectively. No dividends were declared in 2010.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company. The information presented from 2010 through 2007 was restated for the merger of PFSC into the Company. See Item 1 “Business”, Item 8 “Financial Statements and Supplementary Data” and Note A “Significant Accounting Policies” for further information.

Balance Sheet Data

	As of December 31
	2011	2010	2009	2008	2007
Total Assets	$5,250.1	$3,947.9	$4,208.3	$5,814.0	$5,507.6
Total Liabilities	4,499.1	3,151.9	3,475.0	5,050.6	4,694.9
Total Stockholder’s Equity	751.0	796.0	733.3	763.4	812.7

Income Statement Data
	Year ended December 31
	2011	2010	2009	2008	2007
Total interest and other revenue	$429.8	$412.3	$426.8	$509.6	$573.0
Total expenses	317.4	349.1	382.0	438.0	439.6

Income before income taxes	112.4	63.2	44.8	71.6	133.4
Income taxes	44.4	19.1	16.8	27.4	51.1

Net income	$68.0	$44.1	$28.0	$44.2	$82.3

Ratio of Earnings to Fixed Charges Pursuant to SEC Reporting Requirements (1)	2.72x	1.69x	1.35x	1.44x	1.67x
Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	4.95x	3.11x	2.30x	2.10x	2.11x

(1)	For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is considered representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements (see Exhibit 12(a)) but differs from the method called for in the Support Agreement between the Company and PACCAR (see Exhibit 12(b)).

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

	Year ended December 31
	2011	2010	% Change
New business volume by product:
Retail loans and direct financing leases	$1,462.6	$825.6	77%
Equipment on operating leases	467.7	162.2	188%
Dealer master notes	242.7	160.5	51%

	$2,173.0	$1,148.3	89%

Average earning assets by product:
Retail loans and direct financing leases	$2,572.3	$2,508.7	3%
Equipment on operating leases	799.7	668.6	20%
Dealer wholesale financing	428.8	298.3	44%
Dealer master notes	63.3	79.2	(20%)

	$3,864.1	$3,554.8	9%

Revenue by product:
Retail loans and direct financing leases	$149.2	$162.0	(8%)
Equipment on operating leases	225.9	188.0	20%
Dealer wholesale financing	12.4	9.7	28%
Dealer master notes	1.8	2.9	(38%)
Used truck sales, other revenues and fees	40.5	49.7	(19%)

	$429.8	$412.3	4%

Net Income	$68.0	$44.1	54%

Results of Operations

2011 Compared to 2010:

New Business Volume

New business volume in 2011 increased 89% from 2010 due to higher retail sales of PACCAR trucks in 2011 and higher finance market share. Equipment on operating lease new business volume in 2011 increased $305.5 from 2010. This increase was attributable to increased fleet business in 2011.

Net income

The Company’s net income was $68.0 in 2011 compared to $44.1 in 2010. The increase in net income was primarily the result of a higher operating lease margin of $21.2, a higher finance margin of $15.1 and a lower provision for credit losses of $14.6.

PACCAR Financial Corp.

(Millions of Dollars)

Revenue and Expenses

Interest and other revenue in 2011 increased $17.5 to $429.8 from $412.3 in 2010. The increase was due to higher operating lease and rental revenue, partially offset by declines in interest and fee income and lower used truck sales and other revenue.

Finance margin increased in 2011 compared to 2010 as summarized below:

	Interest	Interest and Other
	and Fee Income	Borrowing Costs	Finance Margin
2010	$184.4	$95.6	$88.8
Increase (decrease)
Average finance receivables	13.1		13.1
Yields	(25.5)		(25.5)
Average debt balances		10.4	(10.4)
Borrowing rates		(37.9)	37.9

Total (decrease) increase	(12.4)	(27.5)	15.1

2011	$172.0	$68.1	$103.9

Average finance receivables in 2011 increased as a result of new business volume exceeding collections. The reduction in average loan and direct finance lease yields in 2011 was due to lower market interest rates. The average yield in 2011 was 5.61%, down from 6.39% in 2010.

The increase in average debt balances in 2011 was due to an increase in the average asset portfolio of $178.2 resulting in higher funding requirements. Average borrowing rates in 2011 declined to 2.40% from 3.70% in 2010 primarily due to lower market interest rates.

Operating lease margin in 2011 increased compared to 2010 as summarized below:

	Operating Lease and	Depreciation and	Operating
	Rental Revenues	Other Rental Expenses	Lease Margin
2010	$188.0	$163.4	$24.6
Increase (decrease)
Operating lease impairments		(.7)	.7
Results on returned lease assets		(13.1)	13.1
Average operating lease assets	8.6	6.4	2.2
Revenue and cost per asset	29.3	24.1	5.2

Total increase	37.9	16.7	21.2

2011	$225.9	$180.1	$45.8

Results on returned leased assets were higher in 2011 compared to 2010 due to stronger used truck values. Average operating lease assets increased due to a higher number of units on operating lease in 2011.

Used truck sales and other revenue and Cost of used truck sales and other expenses decreased in 2011 due to lower sales of used trucks acquired from PACCAR truck division customers as part of new truck sales packages.

PACCAR Financial Corp.

(Millions of Dollars)

The provision for losses on receivables in 2011 decreased to $2.5 from $17.1 in 2010 primarily due to improvements in the performance of the portfolio reflecting stronger freight demand.

Allowance for Losses

	Year ended December 31
	2011	2010
Balance at beginning of period	$61.7	$75.7
Provision for losses	2.5	17.1
Charge offs	(8.6)	(36.0)
Recoveries	3.2	4.9

Balance at end of period	$58.8	$61.7

Ratios:
Charge offs, net of recoveries ($5.4 in 2011) to average total portfolio ($3,064.4 in 2011)	.18%	1.08%

Allowance for losses ($58.8 in 2011) to year-end total portfolio ($3,641.3 in 2011)	1.61%	2.18%

Year-end retail loan and lease receivables past due, over 30 days, ($39.2 in 2011) to year-end retail loan and lease receivables ($2,960.6 in 2011)	1.32%	2.50%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	As of December 31
	2011		2010
Retail loans	$1,840.2	50%	$1,537.4	54%
Retail leases	1,120.4	31%	958.4	34%
Dealer wholesale financing	576.5	16%	267.0	9%
Dealer master notes	104.2	3%	70.4	3%

Total portfolio	$3,641.3	100%	$2,833.2	100%

In 2011, charge offs, net of recoveries decreased $25.7 to $5.4 from $31.1 in 2010 due to improved economic conditions, higher used truck values and stronger underwriting practices, which resulted in fewer repossessions and a lower loss per repossession.

PACCAR Financial Corp.

(Millions of Dollars)

Retail loan and lease receivables past due over 30 days at December 31, 2011 was 1.32%, a decrease from 2.50% at December 31, 2010 and the lowest level since the second quarter of 2007. Included in the December 31, 2011 past-due percentage is 1.03% related to one large customer. Excluding that customer, the past due percentage would have been .29% at December 31, 2011, compared to .85% at December 31, 2010. At December 31, 2011, the Company had $18.2 of specific loss reserves for this large customer and other accounts considered at risk. The Company remains focused on minimizing past-due balances. The allowance for losses as a percentage of the total portfolio decreased to 1.61% at December 31, 2011 from 2.18% as of December 31, 2010, reflecting improved operating conditions and cash flows for its customers.

When the Company modifies a 30+ days past-due account, the customer is generally considered current under the revised contractual terms. During the fourth quarter of 2011, the Company modified $.2 of accounts that were 30+ days past-due that became current at the time of modification. Had these accounts not been modified and continued to not make payments, accounts 30+ days past-due of 1.32% at December 31, 2011 would have been 1.33%. During the fourth quarter of 2010, the Company modified $6.0 of accounts that were 30+ days past-due that became current at the time of modification. Had these accounts not been modified and continued to not make payments, accounts 30+ days past-due of 2.50% would have been 2.74%. Modifications of accounts in prior quarters that were more than 30 days past-due at the time of modification are included in past-dues as of December 31, 2011 and 2010 if they were not performing under the modified terms. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2011 and 2010. See “Critical Accounting Policies”, “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

Retail loans, retail leases and dealer master notes increased to $1,840.2, $1,120.4 and $104.2, compared to $1,537.4, $958.4 and $70.4, at December 31, 2011 and 2010, respectively, due to new business volume exceeding collections.

Dealer wholesale financing balances increased to $576.5 at December 31, 2011 compared to $267.0 at December 31, 2010, as dealers increased new truck inventory to meet greater market demand.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied and are discussed further under “Critical Accounting Policies”. There have been no significant changes in customer contract terms during the periods.

The Company’s effective income tax rate was 39.5% for 2011, compared to 30.2% for 2010. The 2010 effective tax rate reflected a favorable effect from revaluation of net deferred tax liabilities due to a reduction in the estimated average state income tax rate in 2010.

PACCAR Financial Corp.

(Millions of Dollars)

2010 Compared to 2009:

	Year ended December 31
	2010	2009	% Change
New business volume by product:
Retail loans and direct financing leases	$825.6	$607.0	36%
Equipment on operating leases	162.2	326.1	(50%)
Dealer master notes	160.5	78.9	103%

	$1,148.3	$1,012.0	13%

Average earning assets by product:
Retail loans and direct financing leases	$2,508.7	$2,943.7	(15%)
Equipment on operating leases	668.6	592.6	13%
Dealer wholesale financing	298.3	312.3	(4%)
Dealer master notes	79.2	123.4	(36%)

	$3,554.8	$3,972.0	(11%)

Revenue by product:
Retail loans and direct financing leases	$162.0	$205.4	(21%)
Equipment on operating leases	188.0	163.2	15%
Dealer wholesale financing	9.7	10.4	(7%)
Dealer master notes	2.9	5.2	(44%)
Used truck sales, other revenues and fees	49.7	42.6	17%

	$412.3	$426.8	(3%)

Net Income	$44.1	$28.0	58%

New Business Volume

New business volume in 2010 increased 13% from 2009 due to higher retail sales of PACCAR trucks in 2010. Equipment on operating lease new business volume in 2010 decreased $163.9 from 2009. This decrease was attributable to decreased fleet business in 2010, as fewer large fleet customers entered into new lease agreements.

Net income

The Company’s net income was $44.1 in 2010 compared to $28.0 in 2009. The increase in net income was primarily the result of a lower provision for credit losses of $24.6 and higher operating lease margin of $8.6, partially offset by lower finance margin of $11.8 due to reduced receivable balances and higher selling, general and administrative expenses of $2.2.

Revenue and Expenses

Interest and other revenue in 2010 decreased $14.5 to $412.3 from $426.8 in 2009. The decrease was due to declines in interest and fee income, partially offset by higher operating lease and rental revenue and higher used truck sales and other revenue.

PACCAR Financial Corp.

(Millions of Dollars)

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

	Interest	Interest and Other
	and Fee Income	Borrowing Costs	Finance Margin
2009	$232.9	$132.3	$100.6
Increase (decrease)
Average finance receivables	(32.9)		(32.9)
Yields	(15.6)		(15.6)
Average debt balances		(16.3)	16.3
Borrowing rates		(20.4)	20.4

Total decrease	(48.5)	(36.7)	(11.8)

2010	$184.4	$95.6	$88.8

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

Operating lease margin increased in 2010 primarily due to higher revenue attributable to higher average operating lease assets and reduced losses on returned lease assets. This was partially offset by higher depreciation expenses primarily due to higher average operating lease assets. Changes in operating lease margin are summarized as follows:

	Operating Lease and	Depreciation and	Operating
	Rental Revenues	Other Rental Expenses	Lease Margin
2009	$163.2	$147.2	$16.0
Increase (decrease)
Operating lease impairments		(1.5)	1.5
Results on returned lease assets		(4.7)	4.7
Average operating lease assets	9.8	7.7	2.1
Revenue and cost per asset	15.0	14.7	.3

Total increase	24.8	16.2	8.6

2010	$188.0	$163.4	$24.6

Used truck sales and other revenue and the related cost of sales and other expenses increased in 2010 primarily due to higher sales of used trucks acquired from PACCAR truck division customers as part of new truck sales packages.

The provision for losses on receivables in 2010 decreased $24.6 from 2009 primarily due to improvements in the credit quality of the portfolio as well as a decline in the receivable balances.

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Losses

	Year ended December 31
	2010	2009
Balance at beginning of period	$75.7	$87.6
Provision for losses	17.1	41.7
Charge offs	(36.0)	(57.2)
Recoveries	4.9	3.6

Balance at end of period	$61.7	$75.7

Ratios:
Charge offs, net of recoveries ($31.1 in 2010) to average total portfolio ($2,886.2 in 2010)	1.08%	1.59%

Allowance for losses ($61.7 in 2010) to year-end total portfolio ($2,833.2 in 2010)	2.18%	2.43%

Year-end retail loan and lease receivables past due, over 30 days, ($62.4 in 2010) to year-end retail loan and lease receivables ($2,495.8 in 2010)	2.50%	1.93%

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

Retail loan and lease receivables past-due over 30 days was 2.50% at December 31, 2010, an increase from 1.93% at December 31, 2009. Included in the December 31, 2010 past-due percentage is 1.65% related to one large customer. Excluding that customer, the past-due percentage would have been .85% at December 31, 2010, compared to 1.93% at December 31, 2009. At December 31, 2010, the Company had $25.4 of specific loss reserves for this large customer and other accounts considered at risk. The Company continues to focus on reducing past-due balances. The allowance for losses as a percentage of the total portfolio decreased to 2.18% at December 31, 2010 from 2.43% as of December 31, 2009 reflecting improved operating conditions and cash flows for its customers.

PACCAR Financial Corp.

(Millions of Dollars)

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

Company Outlook

Average earning assets in 2012 are projected to grow due to new business financing from truck sales being greater than portfolio runoff. The Company’s customers are benefiting from increased freight tonnage, higher freight rates and fleet utilization that are contributing to improvements in customers’ profitability and cash flow. If current freight transportation conditions continue, past-due accounts, truck repossessions and net charge-offs in 2012 could be comparable to or improve slightly from 2011. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2011 are as follows:

Standard
	and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

Any decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2009, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2012 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of December 31, 2011 was $1,350.0.

PACCAR loaned the Company $20.0 during 2011 with an effective fixed interest rate of 2.99%, and $395.0 during 2009 with an effective fixed interest rate of 6.67%. Of the $415.0 in loans, $177.0 matured in February 2012, $20.0 matures in September 2012 and $218.0 matures in 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2011. Of this amount, $1,000 expires in June 2012, $1,000 expires in 2013 and $1,000 expires in 2016. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,110 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $890 is allocated to the following subsidiaries: $310 is available for use by PACCAR's Canadian financial subsidiary, $210 is available for use by PACCAR's United Kingdom financial subsidiary, $200 is available for use by PACCAR's Mexican financial subsidiaries and $170 is available for use by PACCAR’s Australian financial subsidiary.

PACCAR Financial Corp.

(Millions of Dollars)

These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the year ended December 31, 2011.

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

The following summarizes the Company's contractual cash commitments at December 31, 2011:

	Maturity
	Less than One Year	More than One Year	Total
Borrowings*	$2,029.2	$1,100.0	$3,129.2
Due to PACCAR Inc	197.0	218.0	415.0
Interest on term debt**	37.2	33.7	70.9
Operating leases	.8	.4	1.2

Total	$2,264.2	$1,352.1	$3,616.3

*	Borrowings also include commercial paper.
**	Includes interest on intercompany, fixed- and floating-rate term debt. Interest on floating-rate debt is based on the applicable market rates at December 31, 2011.

As described in “Note F – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $274.1 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

Critical Accounting Policies:

The Company’s significant accounting policies are disclosed in Note A of the financial statements. In the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. The following are accounting policies which, in the opinion of management, are particularly sensitive and which, if actual results are different from estimates used by management, may have a material impact on the financial statements.

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

During 2011, higher market values on trucks returning upon lease maturity and no impairments on existing operating leases resulted in no additional depreciation expense.

At December 31, 2011, the aggregate residual value of equipment on operating leases was $455.1. A 10% decrease in used truck values expected to persist over the remaining maturities of the Company’s operating leases would reduce residual value estimates and result in the Company recording approximately $11 of additional depreciation per year.

Allowance for Credit Losses

The allowance for credit losses related to the Company’s loans and finance leases is discussed in Note B of the financial statements. The Company determines the allowance for credit losses on retail and wholesale receivables based on historical loss information, using past-due account data, current market conditions and expectations about the future. The allowance for credit losses consists of both a specific reserve and a general reserve based on estimates, including assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company specifically evaluates large retail and wholesale accounts with past-due balances or that otherwise are deemed to be at a higher risk of credit loss. All other past-due customers and current accounts are evaluated as a group.

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

The adequacy of the allowance is evaluated quarterly based on the most recent information and expectations about the future. As accounts become past-due, the likelihood increases that they will not be fully collected. The Company’s experience indicates the probability of not fully collecting past-due accounts range between 20% and 80%. Over the past three years, the Company’s year-end 30+ days past-due accounts have ranged between 1.32% and 2.50% of year-end loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past-due percentage has resulted in an increase in future credit losses of 10 to 35 basis points of average receivables. Past-dues were 1.32% at December 31, 2011. If past-dues were 100 basis points higher or 2.32% as of December 31, 2011, the Company’s estimate of future credit losses would likely have increased by approximately $1 to $8 depending on the extent of past-dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

Fair Value Gains (Losses)

	Year ended December 31
	2011	2010
Assets
Fixed rate loans	$(33.0)	$(25.3)
Interest rate swaps related to debt	2.6	4.4

Liabilities
Fixed rate debt	8.4	11.1
Due to PACCAR Inc	5.7	9.6
Interest rate swaps related to debt	17.1	6.2

Total	$.8	$6.0

The Company’s debt as of December 31, 2011 and 2010 consisted of commercial paper and floating and fixed-rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under Item 15 – Exhibits and Financial Statement Schedules are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) as of December 31, 2011 and 2010, and the related statements of income, cash flows, stockholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 29, 2012

PACCAR Financial Corp.

STATEMENTS OF INCOME

(Millions of Dollars)

	Year ended December 31
	2011	2010	2009
Interest and fee income	$172.0	$184.4	$232.9
Operating lease and rental revenues	225.9	188.0	163.2
Used truck sales and other revenues	31.9	39.9	30.7

TOTAL INTEREST AND OTHER REVENUE	$429.8	$412.3	$426.8

Interest and other borrowing costs	68.1	95.6	132.3
Depreciation and other rental expenses	180.1	163.4	147.2
Cost of used truck sales and other expenses	24.2	33.0	23.0
Selling, general and administrative expenses	42.5	40.0	37.8
Provision for losses on receivables	2.5	17.1	41.7

TOTAL EXPENSES	$317.4	$349.1	$382.0

INCOME BEFORE INCOME TAXES	$112.4	$63.2	$44.8

Income taxes	44.4	19.1	16.8

NET INCOME	$68.0	$44.1	$28.0

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR Inc.

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)

	As of December 31
	2011	2010
ASSETS

Cash	$33.2	$10.4
Finance and other receivables, net of allowance for losses (2011 - $58.8 and 2010 - $61.7)	3,582.5	2,771.5
Due from PACCAR Inc and affiliates	627.7	440.5
Equipment on operating leases, net of accumulated depreciation (2011 - $313.0 and 2010 - $258.0)	880.6	666.9
Other assets	126.1	58.6

TOTAL ASSETS	$5,250.1	$3,947.9

LIABILITIES

Accounts payable, accrued expenses and other	$208.9	$120.5
Due to PACCAR Inc and affiliates	451.7	438.0
Commercial paper	1,779.2	995.6
Medium-term notes	1,350.3	1,125.2
Deferred taxes and other liabilities	709.0	472.6

TOTAL LIABILITIES	$4,499.1	$3,151.9

STOCKHOLDER'S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	101.7	99.8
Retained earnings	611.7	660.7
Accumulated other comprehensive loss	(7.9)	(10.0)

TOTAL STOCKHOLDER'S EQUITY	$751.0	$796.0

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,250.1	$3,947.9

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2011	2010	2009
OPERATING ACTIVITIES

Net income	$68.0	$44.1	$28.0
Items included in net income not affecting cash:
Depreciation and amortization	149.4	141.3	126.6
Provision for losses on receivables	2.5	17.1	41.7
Deferred tax provision	207.8	(3.7)	28.2
Administrative fees for services from PACCAR Inc	1.9	.9	5.0
(Decrease) increase in payables and other	(106.1)	6.5	18.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	323.5	206.2	248.3

INVESTING ACTIVITIES

Finance and other receivables originated	(1,699.8)	(992.4)	(663.1)
Collections on finance and other receivables	1,187.9	1,200.4	1,207.6
Net (increase) decrease in wholesale receivables	(309.5)	8.7	77.2
Net decrease (increase) in loans and leases to PACCAR Inc and affiliates	2.2	(79.0)	882.4
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(466.6)	(162.2)	(326.2)
Proceeds from disposal of equipment	102.4	140.3	191.3
Changes in restricted cash	(15.0)
Other	(14.9)	(6.7)	(31.9)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,213.3)	109.1	1,337.3

FINANCING ACTIVITIES

Net increase (decrease) in commercial paper	783.6	(299.3)	(768.7)
Proceeds from medium-term notes	549.5	549.7	428.5
Payments of medium-term notes	(323.5)	(575.0)	(1,550.6)
Advances from PACCAR Inc	20.0		395.0
Dividends paid	(117.0)		(90.0)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	912.6	(324.6)	(1,585.8)

NET INCREASE (DECREASE) IN CASH	22.8	(9.3)	(.2)

CASH AT BEGINNING OF YEAR	10.4	19.7	19.9

CASH AT END OF YEAR	$33.2	$10.4	$19.7

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2011	2010	2009
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0

Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5

Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	99.8	98.9	93.9
Investments from PACCAR Inc	1.9	.9	5.0

Balance at end of year	101.7	99.8	98.9

RETAINED EARNINGS

Balance at beginning of year	660.7	616.6	678.6
Net income	68.0	44.1	28.0
Dividends paid	(117.0)		(90.0)

Balance at end of year	611.7	660.7	616.6

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of year	(10.0)	(27.7)	(54.6)
Net unrealized gain	2.1	17.7	26.9

Balance at end of year	(7.9)	(10.0)	(27.7)

TOTAL STOCKHOLDER’S EQUITY	$751.0	$796.0	$733.3

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	0000000	0000000	0000000
	Year ended December 31
	2011	2010	2009
Net income	$68.0	$44.1	$28.0
Other comprehensive income
Unrealized (losses) gains on derivative contracts Losses arising during the period	(16.5)	(13.7)	(27.5)
Tax effect	6.2	5.2	10.6
Reclassification adjustment	19.8	42.4	70.9
Tax effect	(7.4)	(16.2)	(27.1)

Net other comprehensive income	2.1	17.7	26.9

TOTAL COMPREHENSIVE INCOME	$70.1	$61.8	$54.9

See Notes to Financial Statements

PACCAR Financial Corp.

(Millions of Dollars)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation: PACCAR Financial Corp. (the “Company”), is a wholly-owned subsidiary of PACCAR Inc (“PACCAR”). The Company primarily provides financing of PACCAR-manufactured trucks and related equipment sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR. In 2000, PACCAR transferred the stock of the Company to PACCAR Financial Services Corporation (“PFSC”), a wholly-owned subsidiary of PACCAR. In December 2011, PFSC was dissolved by means of a statutory merger with and into PACCAR Financial Corp., making the Company a direct subsidiary of PACCAR Inc.

The merger was accounted for using the pooling of interest method because the Company and PFSC were under common control of PACCAR Inc. Under this method of accounting, the results and cash flows of the pre-merged Company and PFSC and their assets and liabilities are combined at the amounts at which they were previously recorded as if they had been part of the Company since the beginning of the periods shown. There was no material impact to the financial statements for all years presented.

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

Finance and Other Receivables:

Loans – Loans represent fixed- or floating-rate loans to customers collateralized by the vehicles purchased and are recorded at amortized cost.

Finance leases – Finance leases are retail direct financing leases and sales-type finance leases, which lease equipment to retail customers and dealers. These leases are reported as the sum of minimum lease payments receivable and estimated residual value of the property subject to the contracts, reduced by unearned interest which is shown separately.

Dealer wholesale financing – Dealer wholesale financing is floating-rate wholesale loans to Kenworth and Peterbilt dealers for new and used trucks and are recorded at amortized cost. The loans are collateralized by the trucks being financed.

Interest and other – Interest and other receivables are interest on loans and leases and other amounts due within one year in the normal course of business.

Allowance for Losses:

The Company continuously monitors the payment performance of all its finance receivables. The Company evaluates its finance receivables collectively and, in some cases, individually. For large customers and dealers with wholesale financing, the Company regularly reviews their financial statements and makes site visits and phone contacts as appropriate. If the Company becomes aware of circumstances that could cause those customers or dealers to face financial difficulty, whether or not they are past due, the customers are placed on a watch list.

PACCAR Financial Corp.

(Millions of Dollars)

The Company may modify loans and finance leases for commercial reasons or for credit reasons for customers having difficulty making payments under the contract terms. When customer accounts are modified the Company thoroughly evaluates the creditworthiness of the customers and modifies accounts that the Company considers likely to perform under the modified terms. It is rare for the Company to grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. The Company’s credit modifications for customers that do not meet minimum underwriting standards are classified as troubled debt restructurings (TDRs). On average, modifications extend contractual terms less than three months. Modifications did not have a significant effect on the weighted average term or interest rate of the portfolio. When granting modifications, the Company rarely forgives principal or interest or reduces interest rates.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment includes retail loans and direct finance leases, net of unearned interest. The wholesale segment includes wholesale financing loans to dealers that are collateralized by the trucks being financed. The wholesale segment generally has less risk than the retail segment. Wholesale receivables are shorter in duration than retail receivables, and the Company requires monthly reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets. The allowance for credit losses consists of both specific and general reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually consist of customers on non-accrual status, all wholesale accounts, certain large retail accounts with past-due balances or that otherwise are determined to be at a higher risk of credit loss, and loans which have been modified as TDRs. A receivable is considered impaired if it is probable the Company will be unable to collect all contractual interest and principal payments as scheduled. Large balance impaired receivables are individually evaluated to determine the appropriate reserve for losses. Small balance impaired receivables with similar risk characteristics are evaluated as a separate pool. Impaired receivables are considered collateral dependent. Accordingly, the evaluation of individual reserves is based on the fair value of the associated collateral (estimated sales proceeds less the costs to sell). When the underlying collateral fair value exceeds the Company’s loss exposure, no individual reserve is recorded. The Company uses a pricing model to assist in valuing the underlying collateral and categorizes the fair value as Level 2 in the hierarchy of fair value measurement. The pricing model is reviewed quarterly and updated as appropriate. The pricing model considers the make, model and year of the equipment as well as recent sales prices of comparable equipment. The fair value of the collateral is determined based on management’s evaluation of numerous factors such as the pricing model value, overall condition of the equipment, whether the Company will dispose of the equipment through wholesale or retail channels, as well as economic trends affecting used equipment values.

For retail finance receivables that are evaluated collectively, the Company determines the allowance for credit losses based on historical loss information, using general past-due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. The amount is then compared to the allowance for credit loss balance (after charge-offs for the current period) and an appropriate adjustment is made. In determining the general allowance for credit losses, loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral.

PACCAR Financial Corp.

(Millions of Dollars)

After determining the appropriate level of the allowance for credit losses, the provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio. Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered uncollectable (generally upon repossession of the collateral). Typically the timing between the repossession and charge-off is not significant. In cases where repossession is delayed (e.g., for legal proceedings), the Company records partial charge-offs. The charge-off is determined by comparing the fair value of the collateral, less cost to sell, to the recorded investment.

Revenue Recognition: Interest income from finance and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the expected life of the contracts, generally 36 to 60 months, using the straight-line method which approximates the interest method. For operating leases, rental revenue is recognized on a straight-line basis over the lease term.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, there were no finance receivables more than 90 days past due still accruing interest at December 31, 2011 or 2010. Recognition is resumed if the receivable becomes contractually current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not modified), or after the customer has made scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

Restricted Cash: Restricted cash consists of cash proceeds from the sale of eligible assets set aside for the acquisition of replacement assets under the Company’s like-kind exchange tax program. Restricted cash is classified within “Other Assets”. The changes in restricted cash balances are reflected as an investing activity in the Statement of Cash Flows as they relate to sales and purchases of revenue earning assets.

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

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under master netting agreements. The Company is not required to post or receive collateral under these agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at December 31, 2011.

The Company uses regression analysis to assess effectiveness of interest-rate contracts on a quarterly basis. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

Income Taxes: The Company is included in the consolidated federal income tax return of PACCAR. Income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company.

PACCAR Financial Corp.

(Millions of Dollars)

Preferred Stock: The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PACCAR Inc) is redeemable only at the option of the Company’s Board of Directors.

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 gives additional guidance to companies to assist in determining troubled debt restructurings. The Company adopted ASU 2011-02 in the third quarter of 2011; the implementation of this amendment resulted in additional disclosure (see Note B) but did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. While many of the amendments are clarifications to the existing guidance and are intended to align U.S. GAAP and IFRS, the ASU changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the ASU on its financial statements.

The FASB issued ASU 2011-05, Presentation of Comprehensive Income, subsequently amended by ASU 2011-12 in December 2011. This new guidance is effective for fiscal years, including interim periods, beginning after December 15, 2011. The new guidance requires entities to present components of net income and other comprehensive income in either a combined financial statement or in two separate but consecutive statements of net income and other comprehensive income. The Company is currently evaluating which method to adopt as required in 2012.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires all entities with financial instruments and derivatives that are either offset on the balance sheet, or subject to a master netting arrangement, to provide expanded disclosures about the nature of the rights of offset. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company will provide the expanded disclosures in 2013.

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables are as follows:

	December 31	December 31
	2011	2010
Retail loans	$1,807.2	$1,509.5
Retail direct financing leases	1,245.1	1,068.6
Dealer wholesale financing	576.5	267.0
Dealer master notes	104.2	70.4
Interest and other receivables	33.0	27.9
Unearned interest - finance leases	(124.7)	(110.2)

Total portfolio	3,641.3	2,833.2
Less allowance for losses:
Loans, leases and other	(55.4)	(60.2)
Dealer wholesale financing	(3.4)	(1.5)

Total portfolio, net of allowance for losses	$3,582.5	$2,771.5

PACCAR Financial Corp.

(Millions of Dollars)

Annual minimum payments due on loans and leases are as follows:

Beginning January 1, 2012	Loans	Finance leases
2012	$654.0	$344.4
2013	475.8	265.2
2014	352.2	215.4
2015	253.1	165.4
2016	150.7	141.1
Thereafter	25.6	71.6

Estimated residual values included with finance leases amounted to $42.0 in 2011 and $31.8 in 2010. Repayment experience indicates the majority of dealer wholesale financing will be repaid within one year. In addition, repayment experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2011
	Wholesale	Retail	Total
Balance at beginning of year	$1.5	$60.2	$61.7
Provision for losses	1.9	.6	2.5
Charge offs		(8.6)	(8.6)
Recoveries		3.2	3.2

Balance at end of year	$3.4	$55.4	$58.8

	2010			2009
	Wholesale	Retail	Total	Total
Balance at beginning of year	$1.7	$74.0	$75.7	$87.6
Provision for losses	(.2)	17.3	17.1	41.7
Charge offs		(36.0)	(36.0)	(57.2)
Recoveries		4.9	4.9	3.6

Balance at end of year	$1.5	$60.2	$61.7	$75.7

PACCAR Financial Corp.

(Millions of Dollars)

Information regarding finance receivables evaluated collectively and individually is as follows:

At December 31, 2011	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$52.0	$52.0

Allowance for finance receivables evaluated individually	$		$18.2	$18.2

Recorded investment for finance receivables evaluated collectively		$576.5	$2,979.8	$3,556.3

Allowance for finance receivables evaluated collectively		$3.4	$37.2	$40.6

At December 31, 2010	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$92.6	$92.6

Allowance for finance receivables evaluated individually	$		$25.4	$25.4

Recorded investment for finance receivables evaluated collectively		$267.0	$2,445.7	$2,712.7

Allowance for finance receivables evaluated collectively		$1.5	$34.8	$36.3

The recorded investment of finance receivables that are on non-accrual status in the wholesale segment and fleet and owner/operator portfolio classes (see impaired loans below) as of December 31, 2011 are nil, $44.2 and $7.4, as compared to nil, $53.8 and $12.7 as of December 31, 2010, respectively.

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

PACCAR Financial Corp.

(Millions of Dollars)

All impaired loans have a specific reserve and are summarized as follows:

	2011
At December 31	Wholesale	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve	$	$10.8	$7.1	$17.9
Associated allowance		(2.4)	(1.8)	(4.2)

Net carrying amount of impaired loans	$	$8.4	$5.3	$13.7

Unpaid principal balance	$	$10.8	$7.1	$17.9

Average recorded investment	$	$10.7	$9.4	$20.1

Interest income recognized on a cash basis	$	$.6	$.6	$1.2

	2010
At December 31	Wholesale	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve	$	$11.9	$13.0	$24.9
Associated allowance		(2.4)	(3.3)	(5.7)

Net carrying amount of impaired loans	$	$9.5	$9.7	$19.2

Unpaid principal balance	$	$11.9	$13.0	$24.9

Average recorded investment	$	$13.8	$13.2	$27.0

Interest income recognized on a cash basis	$	$.5	$.1	$.6

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of criteria, including prior payment experience, customer financial information, agency credit ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors the credit exposure based on past-due status and collection experience as the Company has found a meaningful correlation between the past-due status of customers and the risk of loss.

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high risk. Watch accounts include past-due and large high-risk accounts that are not impaired. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past-due and other accounts on non-accrual status. The Company uses historical data and expectations about the future to estimate default rates for each credit quality indicator as of December 31, 2011.

PACCAR Financial Corp.

(Millions of Dollars)

The table below summarizes the Company’s finance receivables by credit quality indicator and portfolio class.

At December 31, 2011	Wholesale	Fleet	Owner / Operator	Total
Performing	$567.8	$2,606.5	$347.9	$3,522.2
Watch	8.7	25.0	.4	34.1
At-risk		44.6	7.4	52.0

Total	$576.5	$2,676.1	$355.7	$3,608.3

At December 31, 2010	Wholesale	Fleet	Owner / Operator	Total
Performing	$259.7	$2,009.2	$407.5	$2,676.4
Watch	7.3	28.2	.8	36.3
At-risk		79.4	13.2	92.6

Total	$267.0	$2,116.8	$421.5	$2,805.3

The tables below summarize the Company’s financing receivables by aging category.

At December 31, 2011	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$567.8	$2,642.5	$350.1	$3,560.4
31 – 60 days past-due	8.6	1.4	.9	10.9
Greater than 60 days past-due	.1	32.2	4.7	37.0

Total	$576.5	$2,676.1	$355.7	$3,608.3

At December 31, 2010	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$259.7	$2,065.4	$410.5	$2,735.6
31 – 60 days past-due	7.3	2.8	1.7	11.8
Greater than 60 days past-due		48.6	9.3	57.9

Total	$267.0	$2,116.8	$421.5	$2,805.3

Troubled Debt Restructurings

The Company modifies loans and finance leases as a normal part of its operations. The Company’s modifications typically resulted in granting more time to pay the contractual amounts owed and charging a fee and additional interest for the modification. The Company rarely forgives principal or accrued interest and may require principal and accrued interest payments at the time of modification. When the Company modifies loans and finance leases for customers in financial difficulty and grants a concession, the modifications are classified as TDRs. For the year ended December 31, 2011, there was no change in the recorded investment for loans and leases modified as TDRs.

PACCAR Financial Corp.

(Millions of Dollars)

At modification date, the pre-and post-modification recorded investment balance was:

For the year ended December 31, 2011	Fleet	Owner/ Operator	Total
Pre-and Post-Modification Recorded Investment	$10.8	$2.1	$12.9

The balance of TDRs was $11.4 and $2.1 at December 31, 2011 and 2010, respectively.

The recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past-due) in the year ended December 31, 2011 was nil for fleet and owner/operator. The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for losses at December 31, 2011.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the repossessed vehicles as used truck inventory included in Other Assets on the Balance Sheets. The balance of repossessed inventory at December 31, 2011 and 2010 was $1.0 and $1.0, respectively. Proceeds from the sales of repossessed assets were $16.9, $56.3, and $102.7 for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included in “Proceeds from disposal of equipment” on the Statements of Cash Flows.

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements with any one party (customers, dealers and/or franchises) that account for 10% or more of Finance and Lease Receivables asset balances for the periods ended December 31, 2011, 2010, and 2009.

The Company had contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 11.6%, 11.4% and 11.8% of total Interest and Other Revenue for the periods ended December 31, 2011, 2010 and 2009, respectively.

Unamortized Loan Origination Costs

The unamortized loan origination costs at December 31, 2011 and 2010 were $10.4 and $9.3, respectively. These amounts are included in “Other assets” on the Balance Sheets.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from three to seven years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2012 of $463.0 are due as follows: $174.0 in 2012; $131.0 in 2013; $97.1 in 2014; $45.6 in 2015 and $15.3 in 2016 and beyond. Depreciation expense related to equipment on operating leases was $147.1, $131.6, $121.4 in 2011, 2010 and 2009, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

PACCAR Financial Corp.

(Millions of Dollars)

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2011, 2010 and 2009 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

PACCAR loaned the Company $20.0 during 2011 with an effective fixed interest rate of 2.99%, and $395.0 during 2009 with an effective fixed interest rate of 6.67%. Of the $415.0 in loans, $177.0 matured in February 2012, $20.0 matures in September 2012 and $218.0 matures in 2014. The Company recognized interest expense on these borrowings of $26.9, $26.4 and $21.7 in 2011, 2010 and 2009, respectively. Cash paid for interest on these borrowings was $26.4, $25.9 and $12.6 in 2011, 2010 and 2009, respectively.

Amounts outstanding at December 31, 2011 and 2010, including foreign finance affiliates operating in the United Kingdom, The Netherlands, Mexico, Canada and Australia, are summarized below:

	December 31 2011	December 31 2010
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$170.1	$195.2
Loans due from foreign finance affiliates	219.6	197.6
Direct financing leases due from affiliate	13.8	12.9
Receivables	224.2	34.8

Total	$627.7	$440.5

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$415.0	$395.0
Payables	36.7	43.0

Total	$451.7	$438.0

The Company provides direct financing leases to a dealer location operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of December 31, 2011 in the amount of $5.3 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR Financial Corp.

(Millions of Dollars)

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company's specific use of the services and PACCAR's cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $1.9, $.9 and $5.0 in 2011, 2010 and 2009, respectively, were charged to the Company. The Company records the investment as additional paid-in capital.

Dividends in the amount of $117.0 and $90.0 were declared and paid to PACCAR in 2011 and 2009, respectively. No dividends were declared in 2010.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from one facility owned by PACCAR and five facilities leased by PACCAR.

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected in the financial statements of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $1.9, $1.5 and $1.5 for years 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses.

Company employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses incurred by the Company for the defined contribution plan were $1.0, $.5 and $.4 for years 2011, 2010 and 2009, respectively.

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

At December 31, 2011, the notional amount of these contracts totaled $1,257.0 with amounts expiring over the next six years. Notional maturities for all interest rate contracts are $204.0 for 2012, $456.5 for 2013, $404.5 for 2014, $150.0 for 2015 and $22.0 for 2016 and $20.0 for 2017. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	December 31 2011		December 31 2010
Interest-rate contracts	Assets	Liabilities	Assets	Liabilities
Other assets	$		$2.1
Accounts payable, accrued expenses and other		$13.0		$17.8

PACCAR Financial Corp.

(Millions of Dollars)

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flow method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the years ended December 31, 2011, 2010 and 2009. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.5 years.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $7.9, net of tax, included in accumulated other comprehensive loss as of December 31, 2011, $4.8, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into accumulated Other Comprehensive Income (OCI) and into the Statements of Income.

	Twelve Months Ended December 31
	2011		2010
Pre-tax loss on derivative contracts recognized in OCI		$(16.5)		$(13.7)
Expenses reclassified from accumulated OCI into
Interest and other borrowing expenses		$19.8		$42.4
(Income) expense recognized in income on derivative contracts (ineffective portion):
Interest and other borrowing expenses	$		$

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was as follows:

	Twelve Months Ended December 31
	2011	2010
Interest-rate swaps	$.1	$(3.0)
Term notes	$(.3)	$3.1

In addition, the net interest income from the settlement of the interest-rate swaps was $.1 and $.8 for the year ended December 31, 2011 and 2010 is reported in interest and other borrowing costs.

PACCAR Financial Corp.

(Millions of Dollars)

NOTE F – BORROWINGS

Borrowings are summarized as follows:

	Effective	As of December 31
	Rate	2011	2010
Commercial paper	0.81%	$1,779.2	$995.6
Fixed rate medium-term notes	1.67%	900.3	501.7
Floating rate medium-term notes	1.57%	450.0	623.5

	1.17%	$3,129.5	$2,120.8

The fixed rate medium-term notes of $900.3 at December 31, 2011 include an increase in fair value of $.3 for notes designated as fair value hedges. The fixed rate medium-term notes of $501.7 at December 31, 2010 include an increase in fair value of $1.7 for notes designated as fair value hedges. The effective rate is the weighted average rate as of December 31, 2011 and includes the effects of interest rate swap agreements. Interest expense on borrowings amounted to $37.1, $64.2, and $104.1 for 2011, 2010 and 2009, respectively.

Cash paid for interest was $40.0 in 2011, $68.6 in 2010 and $103.1 in 2009.

Principal amounts of medium-term notes due over the next three years beginning January 1, 2012 are $250.0 in 2012, $550.0 in 2013 and $550.0 in 2014.

See Note D for discussion of borrowings from PACCAR Inc.

NOTE G – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2011. Of this amount, $1,000 expires in June 2012, $1,000 expires in 2013 and $1,000 expires in 2016. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,110 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $890 is allocated to the following subsidiaries: $310 is available for use by PACCAR's Canadian financial subsidiary, $210 is available for use by PACCAR's United Kingdom financial subsidiary, $200 is available for use by PACCAR's Mexican financial subsidiaries and $170 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2011 and 2010.

PACCAR Financial Corp.

(Millions of Dollars)

NOTE H – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31
	2011	2010	2009
Current (benefit) provision
Federal	$(163.5)	$19.0	$(11.8)
State	.1	3.8	.4

	(163.4)	22.8	(11.4)

Deferred provision (benefit)
Federal	$201.1	$4.8	$26.5
State	6.7	(8.5)	1.7

	207.8	(3.7)	28.2

	$44.4	$19.1	$16.8

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2011	2010	2009
Tax at the statutory rate of 35%	$39.3	$22.1	$15.7
Effect of state income taxes	3.4	1.8	1.1
Effect of state tax rate change	1.0	(5.0)
Other	.7	.2

	$44.4	$19.1	$16.8

Cash (received) paid for income taxes was ($5.2) in 2011, $30.6 in 2010 and ($71.2) in 2009.

Deferred income tax assets (liabilities) consisted of the following:

	As of December 31
	2011	2010
Deferred tax assets:
Allowance for losses on receivables	$22.3	$23.4
Derivative liability	4.9	6.7
Other	5.4	8.2

Deferred tax liabilities:
Asset capitalization and depreciation	$(714.0)	$(510.3)
Other		(.6)

Net deferred tax liability	$(681.4)	$(472.6)

PACCAR Financial Corp.

(Millions of Dollars)

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

Derivative contracts are measured on a recurring basis. Impaired loans and used trucks held for sale are measured on a non-recurring basis. These assets and liabilities are outlined in the table below:

Level 2	December 31 2011	December 31 2010
Assets:
Impaired loans	$13.7	$19.2
Used trucks held for sale		2.3
Derivative contracts		2.1

Liabilities:
Derivative contracts	$13.0	$17.8

Impaired Loans: Impaired loans are considered collateral dependent. Accordingly, the evaluation of individual reserves is based on the fair value of the associated collateral (estimated sales proceeds less the costs to sell). The valuation of the collateral is described below in used trucks held for sale.

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect their fair value less costs to sell. The Company determines the fair value of used trucks from a pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. These assets, which are shown in the above table only when they are carried at fair value, are categorized as Level 2 and are included in “Other assets” on the Balance Sheets.

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

Accounts Payable, Accrued Expenses and Other: Carrying amounts approximate fair value and have been excluded from the accompanying table.

Fixed-rate loans and debt that are not carried at approximate fair value are as follows:

	December 31 2011		December 31 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fixed rate loans	$1,732.8	$1,761.3	$1,488.6	$1,517.6

Liabilities:
Due to PACCAR Inc	$415.0	$442.0	$395.0	$440.0
Fixed rate debt	900.3	907.3	501.7	509.5

PACCAR Financial Corp.

(Millions of Dollars)

NOTE J – QUARTERLY RESULTS (UNAUDITED)

	QUARTER
	First	Second	Third	Fourth
2011

Interest and other revenue	$98.2	$106.6	$110.9	$114.1
Income before income taxes	23.5	26.3	30.5	32.1
Net income	14.6	16.2	18.3	18.9

2010

Interest and other revenue	$105.8	$103.3	$102.3	$100.9
Income before income taxes	8.0	15.2	16.1	23.9
Net income	9.1	9.4	9.9	15.7

NOTE K – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole.

At December 31, 2011, the Company has loan and lease commitments of $274.1 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2011 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries (the Company has no subsidiaries), in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter that occurred that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PACCAR Financial Corp.

(Millions of Dollars)

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS  10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $.6 for both 2011 and 2010.

Other Fees

The Company was charged $.2 and nil in 2011 and 2010, respectively, by the principal accountant for tax consulting services.

As a wholly-owned, subsidiary of PACCAR Inc, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR Inc’s Audit Committee pre-approval policies and procedures as described in the PACCAR Inc 2012 proxy statement. During the year ended December 31, 2011, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Inc Audit Committee.

PACCAR Financial Corp.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2011, 2010, and 2009

Balance Sheets – December 31, 2011 and 2010

Statements of Cash Flows – Years Ended December 31, 2011, 2010, and 2009

Statements of Stockholder’s Equity – Years Ended December 31, 2011, 2010, and 2009

Statements of Comprehensive Income – Years Ended December 31, 2011, 2010, and 2009

Notes to Financial Statements – December 31, 2011, 2010, and 2009

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

Date February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

/s/ M. C. Pigott	Chairman
M. C. Pigott

(2)	Principal Financial Officer

/s/ R. A. Bengston	Vice Chairman
R. A. Bengston

(3)	Principal Accounting Officer

/s/ C. C. McGlinchey	Controller
C. C. McGlinchey

(4)	A Majority of the Board of Directors

/s/ M. C. Pigott	Director
M. C. Pigott

/s/ R. A. Bengston	Director
R. A. Bengston

/s/ R. E. Armstrong	Director
R. E. Armstrong

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company	10-K	March 26, 1985	3.1	001-11677

	(b)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

	(c)	By-laws of the Company	10-Q	October 20, 1983	3.2	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Form of InterNotes, Series A	S-3	November 20, 2009	4.4	333-163273

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the each of the five years ended December 31, 2007 – 2011.

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the each of the five years ended December 31, 2007 – 2011.

(23)		Consent of Independent Registered Public Accounting Firm.

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer

	(b)	Certification of Principal Financial Officer

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)*		XBRL Instance Document

(101.SCH)*		XBRL Taxonomy Extension Schema Document

(101.CAL)*		XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*		XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*		XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*		XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.