Form 10-Q
period 2012-03-31
PACCAR FINANCIAL CORP
filed 2012-05-10
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Common Stock, $100 par value—145,000 shares as of April 30, 2012

THE REGISTRANT IS A WHOLLY OWNED DIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. - FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Statements of Comprehensive Income and Retained Earnings (Unaudited) (Millions of Dollars)	Three Months Ended March 31
	2012	2011

Interest and fee income	$46.9	$41.7
Operating lease and rental revenues	60.3	49.8
Used truck sales and other revenues	9.8	6.7

TOTAL INTEREST AND OTHER REVENUE	117.0	98.2

Interest and other borrowing costs	15.6	17.8
Depreciation and other rental expenses	48.7	40.0
Cost of used truck sales and other expenses	7.8	5.1
Selling, general and administrative expenses	11.3	10.3
Provision for losses on receivables	1.8	1.5

TOTAL EXPENSES	85.2	74.7

INCOME BEFORE INCOME TAXES	31.8	23.5

Income taxes	12.8	8.9

NET INCOME	$19.0	$14.6

COMPREHENSIVE INCOME	$19.0	$18.3

RETAINED EARNINGS AT BEGINNING OF PERIOD	$611.7	$506.6

RETAINED EARNINGS AT END OF PERIOD	$630.7	$521.2

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS (Millions of Dollars)	March 31 2012	December 31 2011*
	(Unaudited)
ASSETS

Cash	$11.5	$33.2
Finance and other receivables, net of allowance for losses (2012—$58.0 and 2011—$58.8)	3,920.5	3,582.5
Due from PACCAR Inc and affiliates	636.7	627.7
Equipment on operating leases, net of accumulated depreciation (2012—$334.2 and 2011—$313.0)	871.7	880.6
Other assets	176.9	126.1

TOTAL ASSETS	$5,617.3	$5,250.1

LIABILITIES

Accounts payable, accrued expenses and other	$232.1	$208.9
Due to PACCAR Inc and affiliates	289.5	451.7
Commercial paper	1,787.9	1,779.2
Medium-term notes	1,848.0	1,350.3
Deferred taxes and other liabilities	689.8	709.0

TOTAL LIABILITIES	$4,847.3	$4,499.1

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	101.7	101.7
Retained earnings	630.7	611.7
Accumulated other comprehensive loss	(7.9)	(7.9)

TOTAL STOCKHOLDER’S EQUITY	$770.0	$751.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,617.3	$5,250.1

*	The December 31, 2011 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENT OF CASH FLOWS (Unaudited) (Millions of Dollars)	Three Months Ended March 31
	2012	2011
OPERATING ACTIVITIES

Net income	$19.0	$14.6
Items included in net income not affecting cash:
Depreciation and amortization	43.3	34.3
Provision for losses on receivables	1.8	1.5
Deferred tax provision	(17.9)	(24.7)
Administrative fees for services from PACCAR Inc		1.8
Increase in payables and other	20.6	62.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	66.8	90.2

INVESTING ACTIVITIES

Finance and other receivables originated	(421.7)	(240.2)
Collections on finance and other receivables	334.2	254.4
Net increase in wholesale receivables	(251.9)	(35.4)
Net (increase) decrease in loans and leases to PACCAR Inc and affiliates	(15.1)	74.4
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(52.1)	(79.7)
Proceeds from disposal of equipment	25.6	17.8
Changes in restricted cash	7.0
Acquisition of trucks for lease and other	(46.1)	(15.3)

NET CASH USED IN INVESTING ACTIVITIES	(420.1)	(24.0)

FINANCING ACTIVITIES

Net increase in commercial paper	8.7	37.2
Proceeds from medium-term notes	499.9	50.0
Payments of medium-term notes		(178.5)
(Payments to) advances from PACCAR Inc	(177.0)	20.0

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	331.6	(71.3)

NET DECREASE IN CASH	(21.7)	(5.1)

CASH AT BEGINNING OF PERIOD	33.2	10.4

CASH AT END OF PERIOD	$11.5	$5.3

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The merger was accounted for using the pooling of interest method because the Company and PFSC were under common control of PACCAR Inc. Under this method of accounting, the results and cash flows of the pre-merged Company and PFSC and their assets and liabilities are combined at the amounts at which they were previously recorded as if they had been part of the Company since the beginning of the periods shown. There was no material impact to the financial statements for all periods presented.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements: In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. While many of the amendments are clarifications to the existing guidance and are intended to align U.S. GAAP and IFRS, the ASU changes some fair value measurement principles and disclosure requirements. The Company adopted ASU 2011-04 in the first quarter of 2012. The impact of adoption reduced the allowance for credit loss for the impaired finance receivables by $2.5 at March 31, 2012, including $1.9 for impaired leases and $.6 for impaired loans.

The FASB issued ASU 2011-05 in July 2011, Presentation of Comprehensive Income, which was subsequently amended by ASU 2011-12 in December 2011. The new guidance requires entities to present components of net income and other comprehensive income in either a combined financial statement or in two separate but consecutive statements of net income and comprehensive income. The Company adopted ASU 2011-05 in the first quarter of 2012 and has elected to present components of net income combined with a total for comprehensive income in a single continuous statement in its interim financial statements. The Company is currently evaluating which method to adopt in the annual financial statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables are as follows:

	March 31 2012	December 31 2011
Retail loans	$1,903.9	$1,807.2
Retail direct financing leases	1,251.7	1,245.1
Dealer wholesale financing	828.4	576.5
Dealer master notes	85.7	104.2
Interest and other receivables	35.0	33.0
Unearned interest - finance leases	(126.2)	(124.7)

Total portfolio	3,978.5	3,641.3
Less allowance for losses:
Loans, leases and other	(52.9)	(55.4)
Dealer wholesale financing	(5.1)	(3.4)

Total portfolio, net of allowance for losses	$3,920.5	$3,582.5

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, there were no finance receivables more than 90 days past due still accruing interest at March 31, 2012 or December 31, 2011. Recognition is resumed if the receivable becomes contractually current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not modified), or after the customer has made scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The Company may modify loans and finance leases for commercial reasons or for credit reasons for customers having difficulty making payments under the contract terms. When considering whether to modify customer accounts, the Company thoroughly evaluates the creditworthiness of the customers and modifies accounts that the Company considers likely to perform under the modified terms. It is rare for the Company to grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. The Company’s credit modifications for customers that do not meet minimum underwriting standards are classified as troubled debt restructurings (TDRs). On average, modifications extend contractual terms less than three months. Modifications did not have a significant effect on the weighted average term or interest rate of the portfolio. When granting modifications, the Company rarely forgives principal or interest or reduces interest rates.

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

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually consist of customers on non-accrual status, all wholesale accounts, certain large retail accounts with past-due balances or that otherwise are determined to be at a higher risk of credit loss, and loans and leases which have been modified as TDRs. A receivable is considered impaired if it is probable the Company will be unable to collect all contractual interest and principal payments as scheduled. Large balance impaired receivables are individually evaluated to determine the appropriate reserve for losses. Wholesale accounts are individually evaluated and when there are no indicators of impairment, the allowance for losses is determined collectively. Small balance impaired receivables with similar risk characteristics are evaluated as a separate pool. Impaired receivables are considered collateral dependent. Accordingly, the evaluation of individual reserves considers the fair value of the associated collateral (estimated sales proceeds less the costs to sell). When the underlying collateral fair value exceeds the Company’s loss exposure, no individual reserve is recorded. The Company uses a pricing model to assist in valuing the underlying collateral and categorizes the fair value as Level 2 in the hierarchy of fair value measurement. The pricing model is reviewed quarterly and updated as appropriate. The pricing model considers the make, model and year of the equipment as well as recent sales prices of comparable equipment. The fair value of the collateral is determined based on management’s evaluation of numerous factors such as the pricing model value, overall condition of the equipment, whether the Company will dispose of the equipment through its principal market, as well as economic trends affecting used equipment values.

For finance receivables that are evaluated collectively, the Company determines the general allowance for credit losses based on historical loss information, using past-due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. The amount is then compared to the allowance for credit loss balance (after charge-offs for the current period) and an appropriate adjustment is made. In determining the general allowance for credit losses, loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The allowance for credit losses is summarized as follows:

	2012
	Wholesale	Retail	Total
Balance at January 1	$3.4	$55.4	$58.8
Provision for losses	1.7	.1	1.8
Charge offs		(2.6)	(2.6)

Balance at March 31	$5.1	$52.9	$58.0

	2011
	Wholesale	Retail	Total
Balance at January 1	$1.5	$60.2	$61.7
Provision for losses	.1	1.4	1.5
Charge offs		(2.2)	(2.2)
Recoveries		.7	.7

Balance at March 31	$1.6	$60.1	$61.7

When the Company adopted ASU 2011-04, Fair Value Measurement in the first quarter of 2012, the Company removed the block discount adjustment to the collateral value of the impaired finance receivables. The impact of the adjustment reduced the allowance for credit loss by $2.5 at March 31, 2012, including $1.9 for impaired leases and $.6 for impaired loans.

Information regarding finance receivables evaluated and determined collectively and individually is as follows:

At March 31, 2012	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$46.4	$46.4
Allowance for impaired finance receivables determined individually	$		$14.9	$14.9
Recorded investment for finance receivables evaluated collectively		$828.4	$3,068.7	$3,897.1
Allowance for finance receivables determined collectively		$5.1	$38.0	$43.1

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At December 31, 2011	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$52.0	$52.0
Allowance for impaired finance receivables determined individually	$		$18.2	$18.2
Recorded investment for finance receivables evaluated collectively		$576.5	$2,979.8	$3,556.3
Allowance for finance receivables determined collectively		$3.4	$37.2	$40.6

The recorded investment of finance receivables that are on non-accrual status in the wholesale segment and fleet and owner/operator portfolio classes (see impaired loans below) as of March 31, 2012, are nil, $39.7 and $6.5, as compared to nil, $44.2 and $7.4 as of December 31, 2011, respectively.

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

All impaired loans have a specific reserve and are summarized below. The impaired loans with specific reserve represent the unpaid principal loan balance.

At March 31, 2012	Wholesale	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve	$	$10.0	$6.1	$16.1
Associated allowance		(2.4)	(1.6)	(4.0)

Net carrying amount of impaired loans	$	$7.6	$4.5	$12.1

At December 31, 2011	Wholesale	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve	$	$10.8	$7.1	$17.9
Associated allowance		(2.4)	(1.8)	(4.2)
Net carrying amount of impaired loans	$	$8.4	$5.3	$13.7

At March 31, 2012	Wholesale	Fleet	Owner/ Operator	Total
Average recorded investment*	$	$10.4	$8.0	$18.4
Interest income recognized on a cash basis**	$	$.1	$.2	$.3

*	Represents the average during the 12 months ended March 31, 2012.
**	Represents the amounts recognized during the three months ended March 31, 2012.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At March 31, 2011	Wholesale	Fleet	Owner/ Operator		Total
Average recorded investment*	$	$15.1		$17.1	$32.2
Interest income recognized on a cash basis**	$	$.1	$		$.1

*	Represents the average during the 12 months ended March 31, 2011.
**	Represents the amounts recognized during the three months ended March 31, 2011.

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

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high risk. Watch accounts are not impaired and include past-due and large high-risk accounts. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past-due and other accounts on non-accrual status. The Company uses historical data and expectations about the future to estimate default rates for each credit quality indicator.

The tables below summarize the Company’s financing receivables by credit quality indicator and portfolio class.

At March 31, 2012	Wholesale	Fleet	Owner/ Operator	Total
Performing	$826.8	$2,707.6	$345.9	$3,880.3
Watch	1.6	14.7	.5	16.8
At-risk		39.9	6.5	46.4

Total	$828.4	$2,762.2	$352.9	$3,943.5

At December 31, 2011	Wholesale	Fleet	Owner/ Operator	Total
Performing	$567.8	$2,606.5	$347.9	$3,522.2
Watch	8.7	25.0	.4	34.1
At-risk		44.6	7.4	52.0

Total	$576.5	$2,676.1	$355.7	$3,608.3

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s financing receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Customer accounts that were greater than 30 days past due prior to modification become current upon modification for aging purposes.

At March 31, 2012	Wholesale	Fleet	Owner/ Operator	Total
Current and up to 30 days past-due	$826.8	$2,733.0	$347.6	$3,907.4
31 – 60 days past-due	1.2	.1	.7	2.0
Greater than 60 days past-due	.4	29.1	4.6	34.1

Total	$828.4	$2,762.2	$352.9	$3,943.5

At December 31, 2011	Wholesale	Fleet	Owner/ Operator	Total
Current and up to 30 days past-due	$567.8	$2,642.5	$350.1	$3,560.4
31 – 60 days past-due	8.6	1.4	.9	10.9
Greater than 60 days past-due	.1	32.2	4.7	37.0

Total	$576.5	$2,676.1	$355.7	$3,608.3

Troubled Debt Restructurings

The Company modifies loans and finance leases as a normal part of its operations. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and additional interest for the modification. The Company rarely forgives principal or accrued interest and may require principal and accrued interest payments at the time of modification. When the Company modifies loans and finance leases for customers in financial difficulty and grants a concession, the modifications are classified as TDRs. For the three months ended March 31, 2012, there was no change in the recorded investment for loans and leases modified as TDRs. At modification date, the pre-modification and post-modification recorded investment balances by portfolio class are as follows:

For the three months ended March 31, 2012	Fleet	Owner/ Operator	Total
Pre- and Post-Modification Recorded Investment	$3.1	$.2	$3.3

The balance of TDRs was $12.3 and $11.4 at March 31, 2012 and December 31, 2011, respectively.

The recorded investment in finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past-due) in the three months ended March 31, 2012 was nil for fleet and owner/operator and did not impact the Company’s allowance for losses at March 31, 2012.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Repossessions

When the Company determines a past-due customer is not likely to meet their contractual commitments, the Company repossesses vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the repossessed vehicles as used truck inventory which is included in “Other assets” on the Balance Sheets. The balance of repossessed inventory at March 31, 2012 and December 31, 2011 was $1.3 and $1.0, respectively. Proceeds from the sales of repossessed assets were $2.9 and $5.4 for the three months ended March 31, 2012 and 2011, respectively. These amounts are included in “Proceeds from disposal of equipment” on the Statements of Cash Flows.

Unamortized Loan Origination Costs

The unamortized loan origination costs at March 31, 2012 and December 31, 2011 was $10.9 and $10.4, respectively. This amount is included in “Other assets” on the Balance Sheets.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2012 and full year 2011 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Loans due to PACCAR Inc decreased to $238.0 at March 31, 2012 from $415.0 at December 31, 2011 due to the maturity of a $177.0 loan in February 2012. Of the $238.0 in loans, $20.0 with an effective fixed interest rate of 2.99% matures in September 2012 and $218.0 with an effective fixed interest rate of 6.67% matures in 2014.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at March 31, 2012 and December 31, 2011, including foreign finance affiliates operating in the United Kingdom, The Netherlands, Mexico, Australia and Canada, are summarized below:

	March 31 2012	December 31 2011
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$170.0	$170.1
Loans due from foreign finance affiliates	235.6	219.6
Direct financing leases due from affiliate	13.0	13.8
Receivables	218.1	224.2

Total	$636.7	$627.7

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$238.0	$415.0
Payables	51.5	36.7

Total	$289.5	$451.7

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

There were no dividends declared or paid during the first three months of 2012 and 2011. Dividends in the amount of $117.0 were declared and paid to PACCAR during 2011.

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

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended March 31
	2012	2011
Net income	$19.0	$14.6
Comprehensive income
Unrealized (losses) gains on derivative contracts
(Losses) gains arising during the period	(3.2)	.1
Tax effect	1.2
Reclassification adjustment	3.2	5.8
Tax effect	(1.2)	(2.2)

Net comprehensive income		3.7

TOTAL COMPREHENSIVE INCOME	$19.0	$18.3

Accumulated other comprehensive loss of $(7.9) at March 31, 2012 and December 31, 2011, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes.

NOTE E – Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs to valuation techniques used to measure fair value are either observable or unobservable. These inputs have been categorized into the fair value hierarchy described below:

Level 1 – Valuations are based on inputs from quoted prices that the Company has the ability to obtain in actively traded markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market or exchange traded market, valuation of these instruments does not require a significant degree of judgment. The Company has no financial instruments valued under Level 1 criteria.

Level 2 – Valuations are based on inputs from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are obtained from unobservable market information that is significant to the overall fair value measurement and which require a significant degree of management judgment.

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2012. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Derivative contracts are measured on a recurring basis. Impaired loans and used trucks held for sale are measured on a non-recurring basis. These assets and liabilities are outlined in the table below:

Level 2	March 31 2012	December 31 2011
Assets:
Impaired loans	$12.1	$13.7
Used trucks held for sale	12.8
Derivative contracts	.2

Liabilities:
Derivative contracts	$14.8	$13.0

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to recurring fair value measurements. The Company has not elected to use the portfolio approach to measure a group of financial instruments with offsetting risk.

Impaired Loans: Impaired loans are considered collateral dependent. Accordingly, the evaluation of individual reserves considers the fair value of the associated collateral (estimated sales proceeds less the costs to sell). The valuation of the collateral is described below in used trucks held for sale. When the Company adopted ASU 2011-04, Fair Value Measurement in the first quarter of 2012, the Company removed the block discount adjustment to the collateral value of the impaired loans. The impact of the collateral value adjustment for the fair value of the impaired loans at March 31, 2012 was $.6.

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles. Used truck impairments were $1.0 and nil during the first three months of 2012 and 2011, respectively, and were recorded in depreciation and other rental expenses. These assets, which are shown in the above table when they are written down at fair value less costs to sell, are categorized as Level 2 and are included in “Other assets” on the Balance Sheets.

Derivative Financial Instruments: The Company’s derivative financial instruments consist of interest-rate swaps and are carried at fair value. These derivative contracts are traded over the counter and their fair value is determined using industry standard valuation models, which are based on the income approach (i.e., discounted cash flows). The significant observable inputs into the valuation models include interest rates, yield curves and credit default swap spreads. These contracts are categorized as Level 2 and are included in “Other assets” and “Accounts payable, accrued expenses and other” on the Balance Sheets.

For financial instruments that are not recognized at fair value, the Company uses the following methods and assumptions to determine the fair value. These instruments are categorized as Level 2, except fixed-rate loans which are categorized as Level 3.

Cash: Carrying amounts approximate fair value.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Net Receivables: For floating rate loans, wholesale financing, and interest and other receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounted cash flows to their present value based on current rates for comparable loans. Finance lease receivables and related allowance for credit losses provisions have been excluded from the accompanying table.

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

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at March 31, 2012 and December 31, 2011 were as follows:

	March 31 2012		December 31 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fixed rate loans	$1,861.2	$1,889.8	$1,732.8	$1,761.3

Liabilities:
Due to PACCAR Inc	$238.0	$262.3	$415.0	$442.0
Fixed rate debt	1,398.0	1,405.9	900.3	907.3

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

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreements. The Company is not required to post or receive collateral under these agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at March 31, 2012.

At March 31, 2012, the notional amount of these contracts totaled $1,464.0 with amounts expiring over the next five years. Notional maturities for all interest rate contracts are $143.0 for the remainder of 2012, $456.5 for 2013, $404.5 for 2014, $150.0 for 2015, $22.0 for 2016, and $288.0 for 2017. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	March 31 2012		December 31 2011
Interest-rate contracts	Assets	Liabilities	Assets	Liabilities
Other assets	$.2		$
Accounts payable, accrued expenses and other		$14.8		$13.0

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the three months ended March 31, 2012 and 2011. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 4.8 years.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $7.9, net of tax, included in accumulated other comprehensive loss as of March 31, 2012, $3.0, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into accumulated Other Comprehensive Income (OCI) and into the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended
	March 31
	2012	2011
Pre-tax (loss) gain on derivative contracts recognized in OCI	$(3.2)	$.1
Expenses reclassified from accumulated OCI into
Interest and other borrowing expenses	$3.2	$5.8

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was as follows:

	Three Months Ended March 31
	2012	2011
Interest-rate swaps	$2.0	$.1
Term notes	$(2.1)	$(.1)

In addition, the net interest income from the settlement of the interest-rate swaps was $.2 and nil for the three months ended March 31, 2012 and 2011, respectively.

NOTE G – Income Taxes

The Company’s effective income tax rate was 40.3% for the first quarter of 2012 compared to 37.9% for the first quarter of 2011, primarily due to state income tax expenses on recently filed state tax returns. The Company’s effective income tax rate for the full year of 2011 was 39.5%.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

	Three Months Ended March 31
	2012	2011	% Change
New business volume by product:
Retail loans and direct financing leases	$352.7	$194.0	82%
Equipment on operating leases	53.3	79.7	(33%)
Dealer master notes	67.6	50.3	34%

	$473.6	$324.0	46%

Average earning assets by product:
Retail loans and direct financing leases	$2,995.9	$2,454.5	22%
Equipment on operating leases	870.7	669.9	30%
Dealer wholesale financing	717.3	293.1	145%
Dealer master notes	78.8	65.5	20%

	$4,662.7	$3,483.0	34%

Revenue by product:
Retail loans and direct financing leases	$39.7	$37.0	7%
Equipment on operating leases	60.3	49.8	21%
Dealer wholesale financing	5.2	2.0	160%
Dealer master notes	.5	.5	0%
Used truck sales, other revenues and fees	11.3	8.9	27%

	$117.0	$98.2	19%

Net Income	$19.0	$14.6	30%

Results of Operations

New Business Volume

New business volume in the first quarter of 2012 increased 46% from first quarter of 2011 due to higher retail sales of PACCAR trucks in 2012. Equipment on operating lease new business volume in the first quarter of 2012 decreased $26.4 from the first quarter of 2011. This decrease was attributable to decreased operating lease fleet business in the first quarter of 2012.

Net Income

The Company’s net income was $19.0 for the first quarter of 2012 compared to $14.6 for the first quarter of 2011. The increase in net income for the quarter was primarily the result of a higher finance margin of $7.4 and a higher operating lease margin of $1.8.

PACCAR FINANCIAL CORP. - FORM 10-Q

Revenue and Expenses

The major factors causing the change in interest and fee income, interest and other borrowing costs and finance margin in the first quarter of 2012 compared to the first quarter of 2011 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Three Months Ended March 31, 2011	$41.7	$17.8	$23.9
Increase (decrease)
Average finance receivables	12.9		12.9
Yields	(7.7)		(7.7)
Average debt balances		7.1	(7.1)
Borrowing rates		(9.3)	9.3

Total increase (decrease)	5.2	(2.2)	7.4

Three Months Ended March 31, 2012	$46.9	$15.6	$31.3

Average finance receivables in the first quarter of 2012 increased as a result of dealer wholesale financing, as well as retail portfolio new business volume exceeding repayments. The reduction in average loan and direct finance lease yields in the first quarter of 2012 was due to lower market interest rates. The average yield in the first quarter of 2012 was 4.97%, down from 6.01% in the first quarter of 2011.

The increase in average debt balances in the first quarter of 2012 was due to growth in earning assets of $978.9. Average borrowing rates in the first quarter of 2012 declined to 1.70% from 2.94% in the first quarter of 2011 primarily due to the issuance of lower interest rate medium-term notes and the maturity of higher interest rate loans from PACCAR Inc in the first quarter of 2012.

The major factors causing the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in the first quarter of 2012 compared to the first quarter of 2011 are summarized below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended March 31, 2011	$49.8	$40.0	$9.8
Increase (decrease)
Results on returned lease assets		.2	(.2)
Average operating lease assets	8.6	6.9	1.7
Revenue and cost per asset	1.9	1.6	.3

Total increase	10.5	8.7	1.8

Three Months Ended March 31, 2012	$60.3	$48.7	$11.6

Average operating lease assets increased due to a higher number of units on operating lease in the first quarter of 2012. Higher truck market demand resulted in an increase in revenue per asset in 2012. The increase in cost per asset is due to higher vehicle operating expenses.

The provision for losses on receivables in the first quarter of 2012 increased $.3 from the first quarter of 2011 primarily due to an increase in the receivable balances.

PACCAR FINANCIAL CORP. - FORM 10-Q

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

Allowance for Losses

	Three Months Ended March 31 2012	Year Ended December 31 2011	Three Months Ended March 31 2011
Balance at beginning of period	$58.8	$61.7	$61.7
Provision for losses	1.8	2.5	1.5
Charge offs	(2.6)	(8.6)	(2.2)
Recoveries		3.2	.7

Balance at end of period	$58.0	$58.8	$61.7

Ratios:

Charge offs, net of recoveries ($2.6 in 2012) to average total portfolio ($3,792.0 in 2012) annualized at March 31, 2012	.28%	.18%	.22%

Allowance for losses ($58.0 in 2012) to period-end total portfolio ($3,978.5 in 2012)	1.46%	1.61%	2.17%

Period-end retail loan and lease receivables past due, over 30 days, ($34.5 in 2012) to period-end retail loan and lease receivables ($3,064.4 in 2012)	1.13%	1.32%	2.42%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31 2012		December 31 2011		March 31 2011
Retail loans	$1,938.9	49%	$1,840.2	50%	$1,544.1	54%
Retail leases	1,125.5	28%	1,120.4	31%	918.4	32%
Dealer wholesale financing	828.4	21%	576.5	16%	302.4	11%
Dealer master notes	85.7	2%	104.2	3%	76.9	3%

Total portfolio	$3,978.5	100%	$3,641.3	100%	$2,841.8	100%

Retail loan and lease receivables past due over 30 days at March 31, 2012 was 1.13%, a decrease from 1.32% at December 31, 2011 and a decrease from 2.42% at March 31, 2011. Included in the March 31, 2012 past-due percentage is .91% related to one large customer. Excluding that customer, the past due percentage would have been .22% at March 31, 2012, compared to .29% at December 31, 2011. At March 31, 2012, the Company had $14.9 of specific loss reserves for all accounts considered to be at-risk, including the above referenced large customer. The Company continues to focus on reducing past-due balances. The allowance for losses as a percentage of the total portfolio decreased to 1.46% at March 31, 2012 from 1.61% as of December 31, 2011, reflecting improved operating conditions and cash flows for its customers.

When the Company modifies a 30+ days past-due account, the customer is generally considered current under the revised contractual terms. During the first quarter of 2012, the Company modified $2.5 of accounts that were 30+ days past due that became current at the time of modification. Had these accounts not been modified and continued to not make payments, accounts 30+ days past due of 1.13% at March 31, 2012 would have been 1.21%.

PACCAR FINANCIAL CORP. - FORM 10-Q

During the fourth quarter of 2011, the Company modified $.2 of accounts that were 30+ days past due that became current at the time of modification. Had these accounts not been modified and continued to not make payments, accounts 30+ days past due of 1.32% at December 31, 2011 would have been 1.33%. Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2012, December 31, 2011 and March 31, 2011. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2012 and December 31, 2011. See “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

Retail loans increased to $1,938.9 compared to $1,840.2 at December 31, 2011, due to higher new truck sales in the first quarter of 2012.

Retail leases increased to $1,125.5 compared to $1,120.4 at December 31, 2011, due to new business volume exceeding collections.

Dealer wholesale financing balances increased to $828.4 at March 31, 2012 compared to $576.5 at December 31, 2011, as dealers increased new truck inventory.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The Company’s effective income tax rate was 40.3% for the first quarter of 2012 compared to 37.9% for the first quarter of 2011, primarily due to an adjustment to state net operating loss carry-forwards in 2012. The Company’s effective income tax rate for the full year of 2011 was 39.5%.

The Company’s deferred income tax benefit for the first quarter of 2012 was $17.9 as compared to $24.7 for the first quarter of 2011 due to lower benefits from bonus depreciation. The Company’s net deferred tax liability at March 31, 2012 was $663.6 as compared to $681.4 at December 31, 2011. The decrease in deferred tax liability primarily relates to the reversal of deferred tax timing differences on assets placed in service in prior to 2012, which had utilized the bonus depreciation deduction available under U.S. tax law.

Company Outlook

Average earning assets in 2012 are projected to grow due to new business financing from truck sales being greater than portfolio runoff. The Company’s customers are benefiting from increased freight tonnage, higher freight rates and fleet utilization that are contributing to improvements in customers’ profitability and cash flow. If current freight transportation conditions continue, past-due accounts, truck repossessions and net charge-offs could remain at the current low levels. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR FINANCIAL CORP. - FORM 10-Q

Funding and Liquidity

The Company’s debt ratings at March 31, 2012 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

Any decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2009, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2012 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of March 31, 2012 was $1,850. The Company intends to renew the registration.

Loans due to PACCAR Inc decreased to $238.0 at March 31, 2012 from $415.0 at December 31, 2011 due to the maturity of $177.0 loan in February 2012. Of the $238.0 in loans, $20.0 with an effective fixed interest rate of 2.99% matures in September 2012 and $218.0 with an effective fixed interest rate of 6.67% matures in 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at March 31, 2012. Of this amount, $1,000 expires in June 2012, $1,000 expires in 2013 and $1,000 expires in 2016. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,110 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $890 is allocated to the following subsidiaries: $310 is available for use by PACCAR’s Canadian finance subsidiary, $210 is available for use by PACCAR’s United Kingdom finance subsidiary, $200 is available for use by PACCAR’s Mexican finance subsidiaries and $170 is available for use by PACCAR’s Australian finance subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2012 and the year ended December 31, 2011.

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

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”) continues to be relevant.

PACCAR FINANCIAL CORP. - FORM 10-Q

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

PART II – OTHER INFORMATION

For Item 5, there was no reportable information during the three months ended March 31, 2012.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

ITEM 1.	LEGAL PROCEEDINGS

The Company’s parent, PACCAR Inc, received notice on April 24, 2012 that the Securities and Exchange Commission (“SEC”) had initiated a formal investigation relating to PACCAR Inc’s financial reporting from 2008 to 2011. The SEC has requested information concerning PACCAR Inc’s loan loss reserves, troubled debt restructuring and segment reporting. PACCAR Inc is cooperating fully with the SEC’s investigation.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2011 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2012.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp. (Registrant)

Date May 10, 2012	By	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

	By	/s/ Craig C. McGlinchey
Craig C. McGlinchey
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company	10-K	March 26, 1985	3.1	001-11677

	(b)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

	(c)	By-laws of the Company	10-Q	October 20, 1983	3.2	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Form of InterNotes, Series A	S-3	November 20, 2009	4.4	333-163273

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2012 and 2011

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three month periods ended March 31, 2012 and 2011

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(a)	Certification of Principal Executive Officer

(b)	Certification of Principal Financial Officer

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.