Form 10-Q
period 2012-06-30
PACCAR FINANCIAL CORP
filed 2012-08-08
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Common Stock, $100 par value—145,000 shares as of July 31, 2012

THE REGISTRANT IS A WHOLLY OWNED DIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. - FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENTS of COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited) (Millions of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Interest and fee income	$47.9	$41.7	$94.8	$83.4
Operating lease and rental revenues	64.1	56.1	124.4	105.9
Used truck sales and other revenues	9.1	8.8	18.9	15.5

TOTAL INTEREST AND OTHER REVENUE	121.1	106.6	238.1	204.8

Interest and other borrowing costs	15.0	16.8	30.6	34.6
Depreciation and other rental expenses	51.0	44.3	99.7	84.3
Cost of used truck sales and other expenses	7.5	7.1	15.3	12.2
Selling, general and administrative expenses	11.2	10.8	22.5	21.1
Provision for losses on receivables	2.0	1.3	3.8	2.8

TOTAL EXPENSES	86.7	80.3	171.9	155.0

INCOME BEFORE INCOME TAXES	34.4	26.3	66.2	49.8
Income taxes	13.7	10.1	26.5	19.0

NET INCOME	$20.7	$16.2	$39.7	$30.8

COMPREHENSIVE INCOME	$20.7	$14.8	$39.7	$33.1

RETAINED EARNINGS AT BEGINNING OF PERIOD	$630.7	$521.2	$611.7	$506.6

RETAINED EARNINGS AT END OF PERIOD	$651.4	$537.4	$651.4	$537.4

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS (Millions of Dollars)

	June 30 2012	December 31 2011*
	(Unaudited)
ASSETS
Cash	$5.5	$33.2
Finance and other receivables, net of allowance for losses (2012—$59.7 and 2011—$58.8)	4,124.7	3,582.5
Due from PACCAR Inc and affiliates	867.0	627.7
Equipment on operating leases, net of accumulated depreciation (2012—$334.0 and 2011—$313.0)	980.0	880.6
Other assets	179.1	126.1

TOTAL ASSETS	$6,156.3	$5,250.1

LIABILITIES

Accounts payable, accrued expenses and other	$202.9	$208.9
Due to PACCAR Inc and affiliates	287.1	451.7
Commercial paper	1,767.7	1,779.2
Medium-term notes	2,400.9	1,350.3
Deferred taxes and other liabilities	707.0	709.0

TOTAL LIABILITIES	$5,365.6	$4,499.1

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	101.7	101.7
Retained earnings	651.4	611.7
Accumulated other comprehensive loss	(7.9)	(7.9)

TOTAL STOCKHOLDER’S EQUITY	$790.7	$751.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,156.3	$5,250.1

*	The December 31, 2011 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENT OF CASH FLOWS (Unaudited) (Millions of Dollars)

	Six Months Ended June 30
	2012	2011
OPERATING ACTIVITIES
Net income	$39.7	$30.8
Items included in net income not affecting cash:
Depreciation and amortization	88.6	72.1
Provision for losses on receivables	3.8	2.8
Deferred taxes	(11.5)	(24.7)
Administrative fees for services from PACCAR Inc		19.4
(Decrease) increase in payables and other	(13.8)	39.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	106.8	139.9

INVESTING ACTIVITIES

Finance and other receivables originated	(949.5)	(603.8)
Collections on finance and other receivables	668.0	561.2
Net increase in wholesale receivables	(262.2)	(121.9)
Net (increase) decrease in loans and leases to PACCAR Inc and affiliates	(230.0)	114.2
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(245.2)	(287.3)
Proceeds from disposal of equipment	61.0	44.7
Changes in restricted cash	15.0
Acquisition of trucks for lease and other	(52.7)	(33.6)

NET CASH USED IN INVESTING ACTIVITIES	(995.6)	(326.5)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper	(11.5)	435.9
Proceeds from medium-term notes	1,049.6	50.0
Payments of medium-term notes		(323.5)
(Payments to) advances from PACCAR Inc	(177.0)	20.0

NET CASH PROVIDED BY FINANCING ACTIVITIES	861.1	182.4

NET DECREASE IN CASH	(27.7)	(4.2)

CASH AT BEGINNING OF PERIOD	33.2	10.4

CASH AT END OF PERIOD	$5.5	$6.2

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements: In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. While many of the amendments are clarifications to the existing guidance and are intended to align U.S. GAAP and International Financial Reporting Standards (IFRS), the ASU changes some fair value measurement principles and disclosure requirements. The Company adopted ASU 2011-04 in the first quarter of 2012. The impact of adoption reduced the allowance for credit loss for the impaired finance receivables by $2.5 at March 31, 2012, including $1.9 for impaired leases and $.6 for impaired loans.

The FASB issued ASU 2011-05, Presentation of Comprehensive Income, in June 2011, which was subsequently amended by ASU 2011-12 in December 2011. The new guidance requires entities to present components of net income and comprehensive income in either a combined financial statement or in two separate but consecutive statements of net income and comprehensive income. The Company adopted ASU 2011-05 as amended in the first quarter of 2012 and has elected to present components of net income combined with a total for comprehensive income in a single continuous statement in its interim financial statements. The Company is currently evaluating which method to adopt in the annual financial statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables are as follows:

	June 30 2012	December 31 2011
Retail loans	$2,047.5	$1,807.2
Retail direct financing leases	1,312.4	1,245.1
Dealer wholesale financing	838.7	576.5
Dealer master notes	79.9	104.2
Accrued rents and other trade receivables	37.2	33.0
Unearned interest—finance leases	(131.3)	(124.7)

Total portfolio	4,184.4	3,641.3
Less allowance for losses:
Loans and leases	(53.3)	(54.3)
Dealer wholesale financing	(5.3)	(3.4)
Accrued rents and other trade receivables	(1.1)	(1.1)

Total portfolio, net of allowance for losses	$4,124.7	$3,582.5

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, there were no finance receivables more than 90 days past due still accruing interest at June 30, 2012 or December 31, 2011. Recognition is resumed if the receivable becomes contractually current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified), or after the customer has made scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

Allowance for Credit Losses

The Company continuously monitors the payment performance of all its finance receivables. The Company evaluates its finance receivables collectively and, in some cases, individually. For large retail finance customers and dealers with wholesale financing, the Company regularly reviews their financial statements and makes site visits and phone contact as appropriate. If the Company becomes aware of circumstances that could cause those customers or dealers to face financial difficulty, whether or not they are past due, the customers are placed on a watch list.

The Company modifies loans and finance leases as a normal part of its operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and additional interest for the modification. On average, modifications extended contractual terms less than three months and did not have a significant effect on the weighted average term or interest rate of the portfolio at June 30, 2012 and December 31, 2011.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as troubled debt restructurings (TDRs). The Company does not typically grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. When such modifications do occur, they are considered TDRs.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment includes retail loans and direct finance leases, net of unearned interest. The wholesale segment includes wholesale financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires monthly reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually for impairment consist of all wholesale accounts and certain large retail accounts with past due balances or are otherwise determined to be at a higher risk of loss. A finance receivable is impaired if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled. In addition, all retail loans and leases which have been classified as TDRs and all customers on non-accrual status are impaired.

Impaired receivables are considered collateral dependent. Large balance retail and all wholesale impaired receivables are individually evaluated to determine the appropriate reserve for losses. The determination of reserves for large balance impaired receivables considers the fair value of the associated collateral. When the underlying collateral fair value exceeds the Company’s loss exposure, no reserve is recorded. Small balance impaired receivables with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

For finance receivables that are not individually impaired, the Company collectively evaluates and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past-due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates for its portfolio based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. The amount is then compared to the allowance for credit loss balance (after charge-offs for the current period) and an appropriate adjustment is made.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

In determining the fair value of the collateral, the Company uses a pricing model and categorizes the fair value as Level 2 in the hierarchy of fair value measurement. The pricing model is reviewed quarterly and updated as appropriate. The pricing model considers the make, model and year of the equipment as well as recent sales prices of comparable equipment. The fair value of the collateral is determined based on management’s evaluation of numerous factors such as the pricing model value, overall condition of the equipment, whether the Company will dispose of the equipment through wholesale channels to the Company’s dealers (principal market), or by other methods, as well as economic trends affecting used equipment values.

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

The allowance for credit losses is summarized as follows:

	2012
	Wholesale	Retail	Other*	Total
Balance at January 1	$3.4	$54.3	$1.1	$58.8
Provision for losses	1.9	1.8	.1	3.8
Charge offs		(3.6)	(.1)	(3.7)
Recoveries		.8		.8

Balance at June 30	$5.3	$53.3	$1.1	$59.7

	2011
	Wholesale	Retail	Other*	Total
Balance at January 1	$1.5	$59.0	$1.2	$61.7
Provision for losses	.8	1.0	1.0	2.8
Charge offs		(4.2)	(.1)	(4.3)
Recoveries		1.5		1.5

Balance at June 30	$2.3	$57.3	$2.1	$61.7

*	Accrued rents and other trade receivables.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables evaluated and determined collectively and individually is as follows:

At June 30, 2012	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$40.6	$40.6
Allowance for impaired finance receivables determined individually	$		$13.0	$13.0
Recorded investment for finance receivables evaluated collectively		$838.7	$3,267.9	$4,106.6
Allowance for finance receivables determined collectively		$5.3	$40.3	$45.6

At December 31, 2011	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$52.0	$52.0
Allowance for impaired finance receivables determined individually	$		$18.2	$18.2
Recorded investment for finance receivables evaluated collectively		$576.5	$2,979.8	$3,556.3
Allowance for finance receivables determined collectively		$3.4	$36.1	$39.5

The recorded investment for finance receivables that are on non-accrual status in the wholesale segment and fleet and owner/operator portfolio classes (as defined in impaired loans below) as of June 30, 2012 was nil, $35.3 and $5.1 and as of December 31, 2011 was nil, $44.2 and $7.4, respectively.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At June 30, 2012	Wholesale	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve	$	$8.4	$4.8	$13.2
Associated allowance		(1.7)	(1.2)	(2.9)

Net carrying amount of impaired loans	$	$6.7	$3.6	$10.3

Average recorded investment*	$	$9.5	$6.7	$16.2

At December 31, 2011	Wholesale	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve	$	$10.8	$7.1	$17.9
Associated allowance		(2.4)	(1.8)	(4.2)

Net carrying amount of impaired loans	$	$8.4	$5.3	$13.7

Average recorded investment*	$	$13.2	$13.7	$26.9

*	Represents the average during the 12 months ended June 30, 2012 and 2011.

During the period the following loans were considered impaired, all interest income recognized was recorded on a cash basis:

	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
Interest income recognized:
Wholesale	$		$		$		$
Fleet		.1		.2		.2		.3
Owner/Operator		.1		.3		.3		.3

		$.2		$.5		$.5		$.6

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality factor, including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors credit quality based on past-due status and collection experience as the Company has found a meaningful correlation between the past-due status of customers and the risk of loss.

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high risk. Watch accounts include accounts 31 to 90 days past-due and large accounts that are performing but are considered to be high-risk. Watch accounts are not impaired. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past-due and other accounts on non-accrual status. The Company uses historical data and known trends to estimate default rates for each credit quality indicator.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s financing receivables by credit quality indicator and portfolio class.

At June 30, 2012	Wholesale	Fleet	Owner/ Operator	Total
Performing	$838.7	$2,886.9	$365.6	$4,091.2
Watch		15.3	.1	15.4
At-risk		35.5	5.1	40.6

Total	$838.7	$2,937.7	$370.8	$4,147.2

At December 31, 2011	Wholesale	Fleet	Owner/ Operator	Total
Performing	$567.8	$2,606.5	$347.9	$3,522.2
Watch	8.7	25.0	.4	34.1
At-risk		44.6	7.4	52.0

Total	$576.5	$2,676.1	$355.7	$3,608.3

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

At June 30, 2012	Wholesale	Fleet	Owner/ Operator	Total
Current and up to 30 days past-due	$838.7	$2,910.7	$366.8	$4,116.2
31 – 60 days past-due		.3	.3	.6
Greater than 60 days past-due		26.7	3.7	30.4

Total	$838.7	$2,937.7	$370.8	$4,147.2

At December 31, 2011	Wholesale	Fleet	Owner/ Operator	Total
Current and up to 30 days past-due	$567.8	$2,642.5	$350.1	$3,560.4
31 – 60 days past-due	8.6	1.4	.9	10.9
Greater than 60 days past-due	.1	32.2	4.7	37.0

Total	$576.5	$2,676.1	$355.7	$3,608.3

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Troubled Debt Restructurings

For the three and six months ended June 30, 2012, there was no change in the recorded investment for loans and leases modified as TDRs. At modification date, the pre-modification and post-modification recorded investment balances by portfolio class are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$4.3	$4.3	$7.4	$7.4
Owner/Operator			.2	.2

	$4.3	$4.3	$7.6	$7.6

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$4.1	$4.1	$6.8	$6.8
Owner/Operator	.5	.5	1.8	1.8

	$4.6	$4.6	$8.6	$8.6

The balance of TDRs was $14.1 at June 30, 2012 and $11.4 at December 31, 2011.

The recorded investment in finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past-due) in the six months ended June 30, 2012 was $3.6 and $.1 for fleet and owner/operator, respectively. Included in the $3.6 of fleet redefaults is $3.4 from one customer, for which the Company had a specific reserve of $1.0 as of June 30, 2012. The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at June 30, 2012.

Repossessions

When the Company determines that a past-due customer is not likely to meet their contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the repossessed vehicles as used truck inventory which is included in “Other assets” on the Balance Sheets. The balance of repossessed inventory at June 30, 2012 and December 31, 2011 was $1.0 and $1.0, respectively. Proceeds from the sales of repossessed assets were $5.1 and $11.5 for the six months ended June 30, 2012 and 2011, respectively. These amounts are included in “Proceeds from disposal of equipment” on the Statements of Cash Flows.

Unamortized Loan Origination Costs

The unamortized loan origination costs at June 30, 2012 and December 31, 2011 was $9.8 and $10.4, respectively. This amount is included in “Other assets” on the Balance Sheets.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2012 and full year 2011 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

United Kingdom, The Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Loans due to PACCAR Inc decreased to $238.0 at June 30, 2012 from $415.0 at December 31, 2011 due to the payment of a $177.0 loan in February 2012. Of the $238.0 in loans, $20.0 with an effective fixed interest rate of 2.99% matures in September 2012 and $218.0 with an effective fixed interest rate of 6.88% matures in 2014.

Amounts outstanding at June 30, 2012 and December 31, 2011, including foreign finance affiliates operating in the United Kingdom, The Netherlands, Mexico, Australia and Canada, are summarized below:

	June 30	December 31
	2012	2011
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$260.0	$170.1
Loans due from foreign finance affiliates	360.6	219.6
Direct financing leases due from affiliate	12.9	13.8
Receivables	233.5	224.2

Total	$867.0	$627.7

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$238.0	$415.0
Payables	49.1	36.7

Total	$287.1	$451.7

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

There were no dividends declared or paid during the first six months of 2012 and 2011. Dividends in the amount of $117.0 were declared and paid to PACCAR during the third quarter of 2011.

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

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$20.7	$16.2	$39.7	$30.8
Comprehensive income
Unrealized (losses) gains on derivative contracts
Losses arising during the period	(2.5)	(7.3)	(5.7)	(7.2)
Tax effect	1.0	2.8	2.2	2.8
Reclassification adjustment	2.5	5.0	5.7	10.8
Tax effect	(1.0)	(1.9)	(2.2)	(4.1)

Net comprehensive income		(1.4)		2.3

TOTAL COMPREHENSIVE INCOME	$20.7	$14.8	$39.7	$33.1

Accumulated other comprehensive loss of $7.9 at June 30, 2012 and December 31, 2011, is comprised of the unrealized net loss on derivative contracts, net of taxes.

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2012. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Derivative contracts are measured on a recurring basis. Impaired loans and used trucks held for sale are measured on a non-recurring basis. These assets and liabilities are outlined in the table below:

Level 2	June 30 2012	December 31 2011
Assets:
Impaired loans	$10.3	$13.7
Used trucks held for sale	13.7
Derivative contracts	1.8
Liabilities:
Derivative contracts	$12.9	$13.0

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to recurring fair value measurements.

Impaired Loans: Impaired loans are considered collateral dependent. Accordingly, the evaluation of individual reserves considers the fair value of the associated collateral (estimated sales proceeds less the costs to sell).

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments were $1.2 and nil during the first six months of 2012 and 2011, respectively, and were recorded in depreciation and other rental expenses. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in “Other assets” on the Balance Sheets.

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

Cash: Carrying amounts approximate fair value.

Net Receivables: For floating rate loans, wholesale financing, and interest and other receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounted cash flows to their present value based on current rates for comparable loans. Finance lease receivables and related allowance for credit loss provisions have been excluded from the accompanying table.

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

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at June 30, 2012 and December 31, 2011 were as follows:

	June 30		December 31
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fixed rate loans	$1,999.2	$2,019.2	$1,732.8	$1,761.3
Liabilities:
Due to PACCAR Inc	$238.0	$259.7	$415.0	$442.0
Fixed rate debt	$1,700.9	$1,714.8	$900.3	$907.3

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

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreements. The Company is not required to post or receive collateral under these agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at June 30, 2012.

At June 30, 2012, the notional amount of these contracts totaled $1,480.5 with amounts expiring over the next five years. Notional maturities for all interest rate contracts are $27.5 for the remainder of 2012, $456.5 for 2013, $654.5 for 2014, $150.0 for 2015, $22.0 for 2016, and $170.0 for 2017. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	June 30		December 31
	2012		2011
Interest-rate contracts	Assets	Liabilities	Assets	Liabilities
Other assets	$1.8
Accounts payable, accrued expenses and other		$12.9		$13.0

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (OCI) to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the six months ended June 30, 2012 and 2011. As of June 30, 2012, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows was 4.6 years.

Amounts in accumulated OCI are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $7.9, net of tax, included in accumulated other comprehensive loss as of June 30, 2012, $4.2, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into accumulated OCI and into the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Pre-tax loss on derivative contracts recognized in OCI	$(2.5)	$(7.3)	$(5.7)	$(7.2)
Expenses reclassified from accumulated OCI into Interest and other borrowing expenses	$2.5	$5.0	$5.7	$10.8

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Interest-rate swaps	$(3.6)		$(1.6)	$.1
Term notes	$3.3		$1.2	$(.1)

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

In addition, the net interest income from the settlement of the interest-rate swaps was $.7 and nil for the six months ended June 30, 2012 and 2011, respectively.

NOTE G – Income Taxes

The effective income tax rates in the second quarter and first half of 2012 were 39.8% and 40.0%, compared to 38.4% and 38.2% in the same periods in 2011, respectively. The higher tax rate in the second quarter and first half of 2012 reflects an increase in state tax expense.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	% Change	2012	2011	% Change
New business volume by product:
Retail loans and direct financing leases	$439.2	$302.3	45%	$791.9	$496.3	60%
Equipment on operating leases	192.1	207.8	(8%)	245.4	287.5	(15%)
Dealer master notes	82.5	62.4	32%	150.1	112.7	33%

	$713.8	$572.5	25%	$1,187.4	$896.5	32%

Average earning assets by product:
Retail loans and direct financing leases	$3,184.7	$2,478.9	28%	$3,090.3	$2,466.7	25%
Equipment on operating leases	922.9	778.2	19%	896.8	724.3	24%
Dealer wholesale financing	864.6	380.7	127%	790.9	337.1	135%
Dealer master notes	82.6	65.4	26%	80.7	65.6	23%

	$5,054.8	$3,703.2	36%	$4,858.7	$3,593.7	35%

Revenue by product:
Retail loans and direct financing leases	$41.1	$36.1	14%	$80.8	$73.1	11%
Equipment on operating leases	64.1	56.1	14%	124.4	105.9	17%
Dealer wholesale financing	6.6	2.8	136%	11.8	4.8	146%
Dealer master notes	.5	.5	–%	1.0	1.0	–%
Used truck sales, other revenues and fees	8.8	11.1	(21%)	20.1	20.0	1%

	$121.1	$106.6	14%	$238.1	$204.8	16%

Income before income taxes	$34.4	$26.3	31%	$66.2	$49.8	33%

Results of Operations

New Business Volume

New business volume in the second quarter and first half of 2012 increased 25% and 32%, respectively, from the second quarter and first half of 2011 due to higher retail sales of PACCAR trucks in 2012. Equipment on operating lease new business volume in the second quarter and first half of 2012 decreased $15.7 and $42.1 from the second quarter and first half of 2011. This decrease was attributable to decreased operating lease fleet business in the first half of 2012.

Income Before Income Taxes

The Company’s income before income taxes was $34.4 for the second quarter of 2012 compared to $26.3 for the second quarter of 2011. The increase in income before taxes for the quarter was primarily the result of a higher finance margin of $8.0 and a higher operating lease margin of $1.3.

PACCAR FINANCIAL CORP. - FORM 10-Q

The Company’s income before income taxes was $66.2 for the first half of 2012 compared to $49.8 for the first half of 2011. The increase in income before taxes for the first six months was primarily the result of a higher finance margin of $15.4 and a higher operating lease margin of $3.1.

Revenue and Expenses

The major factors causing the change in interest and fee income, interest and other borrowing costs and finance margin in the second quarter of 2012 compared to the second quarter of 2011 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Three Months Ended June 30, 2011	$41.7	$16.8	$24.9
Increase (decrease)
Average finance receivables	14.0		14.0
Yields	(7.8)		(7.8)
Average debt balances		5.6	(5.6)
Borrowing rates		(7.4)	7.4

Total increase (decrease)	6.2	(1.8)	8.0

Three Months Ended June 30, 2012	$47.9	$15.0	$32.9

Average finance receivables in the second quarter of 2012 increased $1,206.9 as a result of dealer wholesale financing, as well as retail portfolio new business volume exceeding repayments. The reduction in average loan and direct finance lease yields in the second quarter of 2012 was due to lower market interest rates. The average yield in the second quarter of 2012 was 4.66%, down from 5.72% in the second quarter of 2011.

The increase in average debt balances in the second quarter of 2012 of $1,541.9 was due to funding required to support growth in earning assets. Average borrowing rates in the second quarter of 2012 declined to 1.45% from 2.58% in the second quarter of 2011 primarily due to the issuance of lower interest rate medium-term notes and the maturity of higher interest rate loans from PACCAR Inc.

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Six Months Ended June 30, 2011	$83.4	$34.6	$48.8
Increase (decrease)
Average finance receivables	26.1		26.1
Yields	(14.7)		(14.7)
Average debt balances		11.0	(11.0)
Borrowing rates		(15.0)	15.0

Total increase (decrease)	11.4	(4.0)	15.4

Six Months Ended June 30, 2012	$94.8	$30.6	$64.2

Average finance receivables in the first half of 2012 increased $1,092.5 as a result of dealer wholesale financing, as well as retail portfolio new business volume exceeding repayments. The reduction in average loan and direct finance lease yields in the first half of 2012 was due to lower market interest rates. The average yield in the first half of 2012 was 4.81%, down from 5.86% in the first half of 2011.

The increase in average debt balances in the first half of 2012 of $1,386.9 was due to funding required to support growth in earning assets. Average borrowing rates in the first half of 2012 declined to 1.57% from 2.75% in the first half of 2011 primarily due to the issuance of lower interest rate medium-term notes and the maturity of higher interest rate loans from PACCAR Inc in the first half of 2012.

PACCAR FINANCIAL CORP. - FORM 10-Q

The major factors causing the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in the second quarter and first half of 2012 compared to the second quarter and first half of 2011 are summarized below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended June 30, 2011	$56.1	$44.3	$11.8
Increase
Average operating lease assets	6.8	5.5	1.3
Revenue and cost per asset	1.2	1.2

Total increase	8.0	6.7	1.3

Three Months Ended June 30, 2012	$64.1	$51.0	$13.1

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Six Months Ended June 30, 2011	$105.9	$84.3	$21.6
Increase (decrease)
Results on returned lease assets		.2	(.2)
Average operating lease assets	15.4	12.4	3.0
Revenue and cost per asset	3.1	2.8	.3

Total increase	18.5	15.4	3.1

Six Months Ended June 30, 2012	$124.4	$99.7	$24.7

Average operating lease assets increased due to a higher number of units on operating lease in the second quarter and first half of 2012. Higher truck market demand resulted in an increase in revenue per asset in the second quarter and first half of 2012. The increase in cost per asset is due to higher net vehicle related expenses and higher depreciation costs.

The provision for losses on receivables in the first half of 2012 increased $1.0 from the first half of 2011 primarily due to an increase in the receivable balances.

PACCAR FINANCIAL CORP. - FORM 10-Q

Allowance for Losses

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

	Six Months Ended June 30 2012	Year Ended December 31 2011	Six Months Ended June 30 2011
Balance at beginning of period	$58.8	$61.7	$61.7
Provision for losses	3.8	2.5	2.8
Charge offs	(3.7)	(8.6)	(4.3)
Recoveries	.8	3.2	1.5

Balance at end of period	$59.7	$58.8	$61.7

Ratios:

Charge offs, net of recoveries ($2.9 in 2012) to average total portfolio ($3,961.9 in 2012) annualized at June 30, 2012	.15%	.18%	.20%

Allowance for losses ($59.7 in 2012) to period-end total portfolio ($4,184.4 in 2012)	1.43%	1.61%	2.08%

Period-end retail loan and lease receivables past due, over 30 days, ($31.0 in 2012) to period-end retail loan and lease receivables ($3,228.6 in 2012)	.96%	1.34%	1.94%

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30 2012		December 31 2011		June 30 2011
Retail loans	$2,047.5	49%	$1,807.2	49%	$1,569.3	53%
Retail leases	1,181.1	28%	1,120.4	31%	924.1	31%
Dealer wholesale financing	838.7	20%	576.5	16%	388.9	13%
Dealer master notes	79.9	2%	104.2	3%	76.9	3%
Other*	37.2	1%	33.0	1%	10.5	–%

Total portfolio	$4,184.4	100%	$3,641.3	100%	$2,969.7	100%

*	Accrued rents and other trade receivables.

Retail loan and lease receivables past due over 30 days at June 30, 2012 was .96%, a decrease from 1.34% at December 31, 2011 and a decrease from 1.94% at June 30, 2011. Included in the June 30, 2012 past-due percentage is .77% related to one large customer. Excluding that customer, the past due percentage would have been .19% at June 30, 2012, compared to .30% at December 31, 2011. At June 30, 2012, the Company had $13.0 of specific loss reserves for all accounts considered to be at-risk, including the above referenced large customer. The Company continues to focus on maintaining low past-due balances. The allowance for losses as a percentage of the total portfolio decreased to 1.43% at June 30, 2012 from 1.61% as of December 31, 2011, reflecting favorable operating conditions and cash flows for its customers.

PACCAR FINANCIAL CORP. - FORM 10-Q

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. During the second quarter of 2012, the Company modified $2.5 of accounts that were 30+ days past due that became current at the time of modification. Had these accounts not been modified and continued to not make payments, accounts 30+ days past due of .96% at June 30, 2012 would have been 1.04%.

During the fourth quarter of 2011, the Company modified $.2 of accounts that were 30+ days past due that became current at the time of modification. Had these accounts not been modified and continued to not make payments, accounts 30+ days past due of 1.34% at December 31, 2011 would have been 1.35%.

During the second quarter of 2011, the Company modified $2.4 of accounts that were 30+ days past due that became current at the time of modification. Had these accounts not been modified and continued to not make payments, accounts 30+ days past due of 1.94% at June 30, 2011 would have been 2.03%.

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2012, December 31, 2011 and June 30, 2011. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2012 and December 31, 2011. See “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

Retail loans and leases increased to $2,047.5 and $1,181.1 at June 30, 2012 compared to $1,807.2 and $1,120.4 at December 31, 2011, due to new business volume exceeding collections.

Dealer wholesale financing balances increased to $838.7 at June 30, 2012 compared to $576.5 at December 31, 2011, as dealers increased new truck inventory.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The effective income tax rates in the second quarter and first half of 2012 were 39.8% and 40.0%, compared to 38.4% and 38.2% in the same periods in 2011, respectively. The higher tax rate in the second quarter and first half of 2012 reflects an increase in state tax expense.

The Company’s deferred income tax benefit for the first half of 2012 was $11.5 compared to $24.7 for the first half of 2011 due to lower benefits from accelerated depreciation. The Company’s net deferred tax liability at June 30, 2012 was $671.5 as compared to $681.4 at December 31, 2011. The decrease in deferred tax liability primarily relates to the reversal of deferred tax temporary differences on assets placed in service prior to 2012.

Company Outlook

Average earning assets in the second half of 2012 are projected to grow due to new business financing from truck sales exceeding portfolio runoff. The Company’s customers are benefiting from increased freight tonnage, higher freight rates and fleet utilization that are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline from slowing economic conditions, past-due accounts, truck repossessions and net charge-offs could increase from current low levels. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR FINANCIAL CORP. - FORM 10-Q

Funding and Liquidity

The Company’s debt ratings at June 30, 2012 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

Any decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2009, the Company filed a shelf registration statement to issue medium-term notes. The total notional amount of medium-term notes outstanding for the Company as of June 30, 2012 was $2,400.0. The Company intends to renew the registration prior to its expiration in November 2012.

Loans due to PACCAR Inc decreased to $238.0 at June 30, 2012 from $415.0 at December 31, 2011 due to the payment of a $177.0 loan in February 2012. Of the $238.0 in loans, $20.0 with an effective fixed interest rate of 2.99% matures in September 2012 and $218.0 with an effective fixed interest rate of 6.88% matures in 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at June 30, 2012. Of this amount, $1,000.0 expires in June 2013, $1,000.0 expires in 2016 and $1,000.0 expires in 2017. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,060.0 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $940.0 is allocated to the following subsidiaries: $323.8 is available for use by PACCAR’s Canadian finance subsidiary, $231.2 is available for use by PACCAR’s Mexican finance subsidiaries, $212.5 is available for use by PACCAR’s United Kingdom finance subsidiary and $172.5 is available for use by PACCAR’s Australian finance subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2012 and the year ended December 31, 2011.

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

PART II – OTHER INFORMATION

Items 2 and 3 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

Item 4 is not applicable.

For Item 5, there was no reportable information during the six months ended June 30, 2012.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2011 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2012.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date August 8, 2012	By	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

	By	/s/ Craig C. McGlinchey
Craig C. McGlinchey
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company	10-K	March 26, 1985	3.1	001-11677

	(b)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

	(c)	By-laws of the Company	10-Q	October 20, 1983	3.2	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Form of InterNotes, Series A	S-3	November 20, 2009	4.4	333-163273

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2012 and 2011

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six month periods ended June 30, 2012 and 2011

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer

	(b)	Certification of Principal Financial Officer

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)*		XBRL Instance Document

(101.SCH)*		XBRL Taxonomy Extension Schema Document

(101.CAL)*		XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*		XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*		XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*		XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.