Form 10-Q
period 2012-09-30
PACCAR FINANCIAL CORP
filed 2012-11-07
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Non-accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $100 par value—145,000 shares as of October 31, 2012

THE REGISTRANT IS A WHOLLY OWNED DIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. - FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENTS of COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Interest and fee income	$51.9	$42.9	$146.7	$126.3
Operating lease and rental revenues	67.0	59.9	191.4	165.8
Used truck sales and other revenues	9.8	8.1	28.7	23.6

TOTAL INTEREST AND OTHER REVENUE	128.7	110.9	366.8	315.7

Interest and other borrowing costs	16.5	16.2	47.1	50.8
Depreciation and other rental expenses	55.7	48.4	155.4	132.7
Cost of used truck sales and other expenses	9.2	5.8	24.5	18.0
Selling, general and administrative expenses	10.2	10.5	32.7	31.6
Provision for losses on receivables	1.6	(.5)	5.4	2.3

TOTAL EXPENSES	93.2	80.4	265.1	235.4

INCOME BEFORE INCOME TAXES	35.5	30.5	101.7	80.3

Income taxes	13.5	12.2	40.0	31.2

NET INCOME	$22.0	$18.3	$61.7	$49.1

COMPREHENSIVE INCOME	$21.0	$15.4	$60.7	$48.5

RETAINED EARNINGS AT BEGINNING OF PERIOD	$651.4	$691.5	$611.7	$660.7

Dividend paid		117.0		117.0

RETAINED EARNINGS AT END OF PERIOD	$673.4	$592.8	$673.4	$592.8

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	September 30 2012	December 31 2011*
	(Unaudited)
ASSETS

Cash	$18.4	$33.2
Finance and other receivables, net of allowance for losses (2012—$58.6 and 2011—$58.8)	4,124.6	3,582.5
Due from PACCAR Inc and affiliates	995.4	627.7
Equipment on operating leases, net of accumulated depreciation (2012—$340.4 and 2011—$313.0)	1,033.9	880.6
Other assets	209.7	126.1

TOTAL ASSETS	$6,382.0	$5,250.1

LIABILITIES

Accounts payable, accrued expenses and other	$187.5	$208.9
Due to PACCAR Inc and affiliates	245.1	451.7
Commercial paper	1,704.8	1,779.2
Medium-term notes	2,701.4	1,350.3
Deferred taxes and other liabilities	731.5	709.0

TOTAL LIABILITIES	$5,570.3	$4,499.1

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	101.7	101.7
Retained earnings	673.4	611.7
Accumulated other comprehensive loss	(8.9)	(7.9)

TOTAL STOCKHOLDER’S EQUITY	$811.7	$751.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,382.0	$5,250.1

* The December 31, 2011 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Nine Months Ended September 30
	2012	2011
OPERATING ACTIVITIES

Net income	$61.7	$49.1
Items included in net income not affecting cash:
Depreciation and amortization	138.7	113.9
Provision for losses on receivables	5.4	2.3
Deferred taxes	20.3	46.9
Administrative fees for services from PACCAR Inc		28.2
Decrease in payables and other	(66.8)	(7.4)

NET CASH PROVIDED BY OPERATING ACTIVITIES	159.3	233.0

INVESTING ACTIVITIES

Finance and other receivables originated	(1,454.1)	(1,039.7)
Collections on finance and other receivables	1,042.9	853.3
Net increase in wholesale receivables	(146.0)	(216.8)
Net (increase) decrease in loans and leases to PACCAR Inc and affiliates	(350.7)	64.7
Acquisition of equipment on operating leases, primarily from PACCAR Inc	(381.0)	(393.2)
Proceeds from disposal of equipment	73.7	68.5
Changes in restricted cash	15.0
Acquisition of trucks for lease and other	(51.8)	(62.2)

NET CASH USED IN INVESTING ACTIVITIES	(1,252.0)	(725.4)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper	(74.4)	360.5
Proceeds from medium-term notes	1,349.3	549.5
Payments of medium-term notes		(323.5)
(Payments to) advances from PACCAR Inc	(197.0)	20.0
Dividends paid		(117.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,077.9	489.5

NET DECREASE IN CASH	(14.8)	(2.9)

CASH AT BEGINNING OF PERIOD	33.2	10.4

CASH AT END OF PERIOD	$18.4	$7.5

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE A – Basis of Presentation

PACCAR Financial Corp. (the “Company”), is a wholly-owned subsidiary of PACCAR Inc (“PACCAR”). The Company primarily provides financing of PACCAR-manufactured trucks and related equipment sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR. In 2000, PACCAR transferred the stock of the Company to PACCAR Financial Services Corporation (“PFSC”), a wholly-owned subsidiary of PACCAR. In December 2011, PFSC was dissolved by means of a statutory merger with and into PACCAR Financial Corp., making the Company a direct subsidiary of PACCAR.

The merger was accounted for using the pooling of interest method because the Company and PFSC were under common control of PACCAR. Under this method of accounting, the results and cash flows of the pre-merged Company and PFSC and their assets and liabilities are combined at the amounts at which they were previously recorded as if they had been part of the Company since the beginning of the periods shown. There was no material impact to the financial statements for all periods presented.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	September 30 2012	December 31 2011
Retail loans	$2,120.6	$1,807.2
Retail direct financing leases	1,364.9	1,245.1
Dealer wholesale financing	722.5	576.5
Dealer master notes	82.9	104.2
Accrued rents and other trade receivables	30.0	33.0
Unearned interest on finance leases	(137.7)	(124.7)

Total portfolio	4,183.2	3,641.3
Less allowance for losses:
Loans and leases	(53.0)	(54.3)
Dealer wholesale financing	(4.6)	(3.4)
Accrued rents and other trade receivables	(1.0)	(1.1)

Total portfolio, net of allowance for losses	$4,124.6	$3,582.5

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, there were no finance receivables more than 90 days past due still accruing interest at September 30, 2012 or December 31, 2011. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified), or after the customer has made scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The Company modifies loans and finance leases as a normal part of its operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification.

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

On average, modifications extended contractual terms less than four months in 2012 and approximately nine months in 2011 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2012 and December 31, 2011.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct finance leases, net of unearned interest. The wholesale segment consists of wholesale financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires monthly reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and, in many cases, obtains personal guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually for impairment consist of all wholesale accounts and certain large retail accounts with past due balances or otherwise determined to be at a higher risk of loss. A finance receivable is impaired if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled. In addition, all retail loans and leases which have been classified as TDRs and all customer accounts over 90-days past due are considered impaired. All impaired accounts are on non-accrual status.

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

In determining the fair value of the collateral, the Company uses a pricing model and categorizes the fair value as Level 2 in the hierarchy of fair value measurement. The pricing model is reviewed quarterly and updated as appropriate. The pricing model considers the make, model and year of the equipment as well as recent sales prices of comparable equipment through wholesale channels to the Company’s dealers (principal market). The fair value of the collateral also considers the overall condition of the equipment.

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

The allowance for credit losses is summarized as follows:

	2012
	Wholesale	Retail	Other*	Total
Balance at January 1	$3.4	$54.3	$1.1	$58.8
Provision for losses	1.2	4.2		5.4
Charge offs		(6.7)	(.1)	(6.8)
Recoveries		1.2		1.2

Balance at September 30	$4.6	$53.0	$1.0	$58.6

	2011
	Wholesale	Retail	Other*	Total
Balance at January 1	$1.5	$59.0	$1.2	$61.7
Provision for losses	1.2	.4	.7	2.3
Charge offs		(5.4)	(.1)	(5.5)
Recoveries		2.3		2.3

Balance at September 30	$2.7	$56.3	$1.8	$60.8

* Accrued rents and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

At September 30, 2012	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$38.1	$38.1
Allowance for impaired finance receivables determined individually	$		$10.4	$10.4
Recorded investment for finance receivables evaluated collectively		$722.5	$3,392.6	$4,115.1
Allowance for finance receivables determined collectively		$4.6	$42.6	$47.2

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At December 31, 2011	Wholesale		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$52.0	$52.0
Allowance for impaired finance receivables determined individually	$		$18.2	$18.2
Recorded investment for finance receivables evaluated collectively		$576.5	$2,979.8	$3,556.3
Allowance for finance receivables determined collectively		$3.4	$36.1	$39.5

The recorded investment for finance receivables that are on non-accrual status in the wholesale segment and the fleet and owner/operator portfolio classes (as defined in impaired loans below) as of September 30, 2012 was nil, $33.0 and $4.9, respectively and as of December 31, 2011 was nil, $44.2 and $7.4, respectively.

Impaired Loans

The Company’s impaired loans are segregated by portfolio class. A portfolio class of receivables is a subdivision of a portfolio segment with similar measurement attributes and risk characteristics and common methods to monitor and assess credit risk. The Company’s retail segment is subdivided into the fleet and owner/operator classes. Fleet consists of retail accounts with customers operating more than five trucks. All others are owner/operator.

All impaired loans have a specific reserve and are summarized below. The impaired loans with specific reserve represent the unpaid principal loan balance.

At September 30, 2012	Wholesale	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve	$	$14.9	$4.7	$19.6
Associated allowance		(2.9)	(1.2)	(4.1)

Net carrying amount of impaired loans	$	$12.0	$3.5	$15.5

Average recorded investment*	$	$10.9	$6.1	$17.0

At December 31, 2011	Wholesale	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve	$	$10.8	$7.1	$17.9
Associated allowance		(2.4)	(1.8)	(4.2)

Net carrying amount of impaired loans	$	$8.4	$5.3	$13.7

Average recorded investment*	$	$11.7	$11.3	$23.0

* Represents the average during the 12 months ended September 30, 2012 and 2011.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

During the period the loans above were considered impaired, all interest income recognized was recorded on a cash basis:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Interest income recognized:
Fleet	$.2	$.1	$.4	$.3
Owner/Operator	.1	.1	.4	.5

	$.3	$.2	$.8	$.8

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality factors including; prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors credit quality based on past-due status and collection experience as the Company has found a meaningful correlation between the past-due status of customers and the risk of loss.

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high risk. Watch accounts include accounts 31 to 90 days past-due and large accounts that are performing but are considered to be high-risk. Watch accounts are not impaired. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past-due and other accounts on non-accrual status. The Company uses historical data and known trends to estimate default rates for each credit quality indicator. The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

At September 30, 2012	Wholesale	Fleet	Owner / Operator	Total
Performing	$722.0	$3,003.4	$375.4	$4,100.8
Watch	.5	13.6	.2	14.3
At-risk		33.2	4.9	38.1

Total	$722.5	$3,050.2	$380.5	$4,153.2

At December 31, 2011	Wholesale	Fleet	Owner / Operator	Total
Performing	$567.8	$2,606.5	$347.9	$3,522.2
Watch	8.7	25.0	.4	34.1
At-risk		44.6	7.4	52.0

Total	$576.5	$2,676.1	$355.7	$3,608.3

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

At September 30, 2012	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$722.0	$3,024.1	$376.7	$4,122.8
31 – 60 days past-due		2.9	.6	3.5
Greater than 60 days past-due	.5	23.2	3.2	26.9

Total	$722.5	$3,050.2	$380.5	$4,153.2

At December 31, 2011	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$567.8	$2,642.5	$350.1	$3,560.4
31 – 60 days past-due	8.6	1.4	.9	10.9
Greater than 60 days past-due	.1	32.2	4.7	37.0

Total	$576.5	$2,676.1	$355.7	$3,608.3

Troubled Debt Restructurings

For the three and nine months ended September 30, 2012, there was no change in the recorded investment for loans and leases modified as TDRs. At modification date, the pre-modification and post-modification recorded investment balances by portfolio class are as follows:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$7.2	$7.2	$16.0	$16.0
Owner/Operator			.4	.4

	$7.2	$7.2	$16.4	$16.4

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$2.5	$2.5	$9.2	$9.2
Owner/Operator	.5	.5	2.2	2.2

	$3.0	$3.0	$11.4	$11.4

The balance of TDRs was $12.9 at September 30, 2012 and $11.4 at December 31, 2011.

The recorded investment in finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past-due) in the nine months ended September 30, 2012 was $4.8 and nil for fleet and owner/operator, respectively. The $4.8 of fleet redefaults is from one customer, for which the Company had a specific reserve of $1.8 as of September 30, 2012. The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at September 30, 2012.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Repossessions

When the Company determines that a past-due customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the repossessed vehicles as used truck inventory which is included in Other assets on the Balance Sheets. The balance of repossessed inventory at September 30, 2012 and December 31, 2011 was $3.2 and $1.0, respectively. Proceeds from the sales of repossessed assets were $8.3 and $15.0 for the nine months ended September 30, 2012 and 2011, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows.

Unamortized Loan Origination Costs

The unamortized loan origination costs at September 30, 2012 and December 31, 2011 was $11.9 and $10.4, respectively. This amount is included in Other assets on the Balance Sheets.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2012 and full year 2011 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Loans due to PACCAR decreased to $218.0 at September 30, 2012 from $415.0 at December 31, 2011 due to the repayments of a $177.0 loan in February 2012 and a $20.0 loan in September 2012. The $218.0 loan due to PACCAR has an effective fixed interest rate of 6.88% and matures in 2014.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at September 30, 2012 and December 31, 2011, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Australia and Canada, are summarized below:

	September 30 2012	December 31 2011
Due from PACCAR Inc and affiliates
Loans due from PACCAR Inc	$355.0	$170.1
Loans due from foreign finance affiliates	385.6	219.6
Direct financing leases due from affiliate	13.6	13.8
Receivables	241.2	224.2

Total	$995.4	$627.7

Due to PACCAR Inc and affiliates
Loans due to PACCAR Inc	$218.0	$415.0
Payables	27.1	36.7

Total	$245.1	$451.7

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

There were no dividends declared or paid during the first nine months of 2012. Dividends in the amount of $117.0 were declared and paid to PACCAR during the first nine months of 2011.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income	$22.0	$18.3	$61.7	$49.1
Comprehensive income
Unrealized (losses) gains on derivative contracts
Losses arising during the period	(3.7)	(9.5)	(9.4)	(16.7)
Tax effect	1.4	3.6	3.6	6.4
Reclassification adjustment	2.0	4.9	7.7	15.7
Tax effect	(.7)	(1.9)	(2.9)	(6.0)

Net comprehensive loss	(1.0)	(2.9)	(1.0)	(.6)

TOTAL COMPREHENSIVE INCOME	$21.0	$15.4	$60.7	$48.5

Accumulated other comprehensive loss of $8.9 and $7.9 at September 30, 2012 and December 31, 2011, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes.

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2012. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. These assets and liabilities are outlined in the table below:

Level 2	September 30 2012	December 31 2011
Assets:
Impaired loans	$15.5	$13.7
Used trucks held for sale	19.6
Liabilities:
Derivative contracts	$14.5	$13.0

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements.

Impaired Loans: Impaired loans are considered collateral dependent. Accordingly, the evaluation of individual reserves considers the fair value of the associated collateral (estimated sales proceeds less the costs to sell).

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments were $2.0 and nil during the first nine months of 2012 and 2011, respectively, and were recorded in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

Derivative Financial Instruments: The Company’s derivative financial instruments consist of interest-rate swaps and are carried at fair value. These derivative contracts are traded over the counter and their fair value is determined using industry standard valuation models, which are based on the income approach (i.e., discounted cash flows). The significant observable inputs into the valuation models include interest rates, yield curves and credit default swap spreads. These contracts are categorized as Level 2 and are included in Other assets and Accounts payable, accrued expenses and other on the Balance Sheets.

Fair Value Disclosure of Other Financial Instruments

For financial instruments that are not recognized at fair value, the Company uses the following methods and assumptions to determine the fair value. These instruments are categorized as Level 2, except fixed-rate loans which are categorized as Level 3.

Cash: Carrying amounts approximate fair value.

Net Receivables: For floating rate loans, wholesale financing, and interest and other receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable loans. Finance lease receivables and related allowance for credit loss provisions have been excluded from the accompanying table.

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

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at September 30, 2012 and December 31, 2011 were as follows:

	September 30 2012		December 31 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR Inc	$244.4	$245.9	$125.4	$126.9
Due from foreign finance affiliates	200.6	203.2	49.6	50.1
Fixed rate loans	2,052.3	2,090.7	1,732.8	1,761.3
Liabilities:
Due to PACCAR Inc	$218.0	$236.9	$415.0	$442.0
Fixed rate debt	2,001.5	2,021.4	900.3	907.3

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

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreements. The Company is not required to post or receive collateral under these agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at September 30, 2012.

At September 30, 2012, the notional amount of these contracts totaled $1,258.5 with amounts expiring over the next five years. Notional maturities for all interest rate contracts are $9.0 for the remainder of 2012, $456.5 for 2013, $601.0 for 2014, $150.0 for 2015, $22.0 for 2016, and $20.0 for 2017. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the balance sheet location and fair value of derivative financial instruments:

	September 30 2012		December 31 2011
Interest-rate contracts	Assets	Liabilities	Assets	Liabilities
Accounts payable, accrued expenses and other	$	$14.5	$	$13.0

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (OCI) to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the nine months ended September 30, 2012 and 2011. As of September 30, 2012, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows was 4.4 years.

Amounts in accumulated OCI are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $8.9, net of tax, included in accumulated other comprehensive loss as of September 30, 2012, $4.7, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into accumulated OCI and into the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Pre-tax loss on derivative contracts recognized in OCI	$(3.7)	$(9.5)	$(9.4)	$(16.7)
Expenses reclassified from accumulated OCI into Interest and other borrowing expenses	$2.0	$4.9	$7.7	$15.7

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing costs in the Statements of Comprehensive Income and Retained Earnings as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Interest-rate swaps	$(.7)	$	$(2.3)	$.1
Term notes	$.9	$(.1)	$2.1	$(.2)

In addition, the net interest income from the settlement of the interest-rate swaps was $.9 and nil for the nine months ended September 30, 2012 and 2011, respectively.

NOTE G – Income Taxes

The effective income tax rate for the third quarter of 2012 was 38.0% compared to 40.0% for the third quarter of 2011, as the third quarter of 2011 reflected an increase in state tax expense. The effective income tax rate for the first nine months of 2012 was 39.3% compared to 38.9% in the same period in 2011.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	% Change	2012	2011	% Change
New business volume by product:
Retail loans and direct financing leases	$443.7	$375.1	18%	$1,235.6	$871.4	42%
Equipment on operating leases	135.8	106.2	28%	381.2	393.7	(3%)
Dealer master notes	58.6	59.2	(1%)	208.7	171.9	21%

	$638.1	$540.5	18%	$1,825.5	$1,437.0	27%

Average earning assets by product:
Retail loans and direct financing leases	$3,351.0	$2,572.7	30%	$3,177.9	$2,502.3	27%
Equipment on operating leases	1,011.3	870.3	16%	935.1	773.5	21%
Dealer wholesale financing	816.0	447.7	82%	799.6	374.2	114%
Dealer master notes	81.0	60.6	34%	80.8	63.9	26%

	$5,259.3	$3,951.3	33%	$4,993.4	$3,713.9	34%

Revenue by product:
Retail loans and direct financing leases	$43.5	$37.0	18%	$123.8	$109.7	13%
Equipment on operating leases	67.0	59.9	12%	191.4	165.8	15%
Dealer wholesale financing	6.2	3.3	88%	18.0	8.1	122%
Dealer master notes	.7	.6	17%	2.2	2.0	10%
Used truck sales, other revenues and fees	11.3	10.1	12%	31.4	30.1	4%

	$128.7	$110.9	16%	$366.8	$315.7	16%

Income before income taxes	$35.5	$30.5	16%	$101.7	$80.3	27%

Results of Operations

New Business Volume

New business volume in the third quarter of 2012 increased 18% from the third quarter of 2011 due to higher retail sales of PACCAR trucks in 2012. Equipment on operating lease new business volume in the third quarter increased $29.6 from the third quarter of 2011, attributable to increased operating lease fleet business. Dealer master note new business volume remained comparable in the third quarter of 2012 to the third quarter of 2011.

New business volume in the first nine months of 2012 increased 27% from the first nine months of 2011 due to higher retail sales of PACCAR trucks in 2012. Equipment on operating lease new business volume remained comparable for the first nine months of 2012 to the first nine months of 2011. Dealer master note new business volume increased $36.8 in the first nine months of 2012 from the first nine months of 2011, attributable to higher new truck sales resulting in increased finance volume from dealers.

PACCAR FINANCIAL CORP. - FORM 10-Q

Income Before Income Taxes

The Company’s income before income taxes was $35.5 for the third quarter of 2012 compared to $30.5 for the third quarter of 2011. The increase in income before taxes for the quarter was primarily the result of a higher finance margin of $8.7, partially offset by higher provision for losses of $2.1.

The Company’s income before income taxes was $101.7 for the first nine months of 2012 compared to $80.3 for the first nine months of 2011. The increase in income before taxes for the first nine months was primarily the result of a higher finance margin of $24.1, partially offset by higher provision for losses $3.1.

Revenue and Expenses

The major factors causing the change in interest and fee income, interest and other borrowing costs and finance margin in the third quarter of 2012 compared to the third quarter of 2011 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Three Months Ended September 30, 2011	$42.9	$16.2	$26.7
Increase (decrease)
Average finance receivables	14.3		14.3
Yields	(5.3)		(5.3)
Average debt balances		6.2	(6.2)
Borrowing rates		(5.9)	5.9

Total increase	9.0	.3	8.7

Three Months Ended September 30, 2012	$51.9	$16.5	$35.4

Average finance receivables in the third quarter of 2012 increased $1,167.0 as a result of higher dealer wholesale financing, as well as retail portfolio new business volume exceeding repayments. The reduction in average loan and direct finance lease yields in the third quarter of 2012 was due to lower market interest rates. The average yield in the third quarter of 2012 was 4.86%, down from 5.52% in the third quarter of 2011.

The increase in average debt balances in the third quarter of 2012 of $1,673.3 was due to funding required to support growth in earning assets. Average borrowing rates in the third quarter of 2012 declined to 1.44% from 2.22% in the third quarter of 2011 primarily due to the issuance of lower interest rate medium-term notes and the maturity of higher interest rate loans from PACCAR.

PACCAR FINANCIAL CORP. - FORM 10-Q

The major factors causing the change in interest and fee income, interest and other borrowing costs and finance margin in the first nine months of 2012 compared to the first nine months of 2011 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Nine Months Ended September 30, 2011	$126.3	$50.8	$75.5
Increase (decrease)
Average finance receivables	40.4		40.4
Yields	(20.0)		(20.0)
Average debt balances		17.2	(17.2)
Borrowing rates		(20.9)	20.9

Total increase (decrease)	20.4	(3.7)	24.1

Nine Months Ended September 30, 2012	$146.7	$47.1	$99.6

Average finance receivables in the first nine months of 2012 increased $1,117.9 as a result of higher dealer wholesale financing, as well as retail portfolio new business volume exceeding repayments. The reduction in average loan and direct finance lease yields in the first nine months of 2012 was due to lower market interest rates. The average yield in the first nine months of 2012 was 4.83%, down from 5.74% in the first nine months of 2011.

The increase in average debt balances in the first nine months of 2012 of $1,482.4 was due to higher funding required to support growth in earning assets. Average borrowing rates in the first nine months of 2012 declined to 1.52% from 2.55% in the first nine months of 2011 primarily due to the issuance of lower interest rate medium-term notes and the maturity of higher interest rate loans from PACCAR in the first nine months of 2012.

The major factors causing the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011 are summarized below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended September 30, 2011	$59.9	$48.4	$11.5
Increase (decrease)
Results on returned lease assets		2.3	(2.3)
Average operating lease assets	6.3	5.2	1.1
Revenue and cost per asset	.8	(.2)	1.0

Total increase	7.1	7.3	(.2)

Three Months Ended September 30, 2012	$67.0	$55.7	$11.3

Average operating lease assets increased due to a higher number of units on operating lease in the third quarter of 2012. Higher truck market demand resulted in an increase in revenue per asset in the third of 2012. Results on returned lease assets decreased due to lower gains on sales in 2012.

PACCAR FINANCIAL CORP. - FORM 10-Q

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Nine Months Ended September 30, 2011	$165.8	$132.7	$33.1
Increase (decrease)
Results on returned lease assets		2.5	(2.5)
Average operating lease assets	21.7	17.6	4.1
Revenue and cost per asset	3.9	2.6	1.3

Total increase	25.6	22.7	2.9

Nine Months Ended September 30, 2012	$191.4	$155.4	$36.0

Average operating lease assets increased due to a higher number of units on operating lease in the first nine months of 2012. Higher truck market demand resulted in an increase in revenue per asset in the first nine months of 2012. The increase in cost per asset is due to higher net vehicle related expenses and higher depreciation costs. Results on returned lease assets decreased due to lower gains on sales in 2012.

The provision for losses on receivables in the first nine months of 2012 increased $3.1 from the first nine months of 2011 primarily due to an increase in the receivable balances.

Allowance for Losses

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

	Nine Months Ended September 30 2012	Year Ended December 31 2011	Nine Months Ended September 30 2011
Balance at beginning of period	$58.8	$61.7	$61.7
Provision for losses	5.4	2.5	2.3
Charge offs	(6.8)	(8.6)	(5.5)
Recoveries	1.2	3.2	2.3

Balance at end of period	$58.6	$58.8	$60.8

Ratios:
Charge offs, net of recoveries ($5.6 in 2012) to average total portfolio ($4,058.3 in 2012) annualized at September 30, 2012	.18%	.18%	.15%
Allowance for losses ($58.6 in 2012) to period-end total portfolio ($4,183.2 in 2012)	1.40%	1.61%	1.89%
Period-end retail loan and lease receivables past due, over 30 days, ($29.9 in 2012) to period-end retail loan and lease receivables ($3,347.8 in 2012)	.89%	1.34%	1.65%

PACCAR FINANCIAL CORP. - FORM 10-Q

The Company modifies loans and finance leases as a normal part of operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short term financial stress but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as troubled debt restructurings.

The accounts modified during the nine months ended September 30, 2012 and 2011 are summarized below:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$122.7	3.9%	$83.3	3.5%
Insignificant Delay	36.4	1.2%	31.2	1.3%
Credit – No Concession	2.7	.1%	16.2	.7%
Credit – Troubled Debt Restructuring	16.4	.5%	11.4	.5%

	$178.2	5.7%	$142.1	6.0%

* Recorded investment at time of modification as a percentage of ending portfolio, on an annualized basis.

Total modification activity increased in 2012 compared to 2011 primarily due to higher commercial modifications. Commercial modifications increased to $122.7 in 2012 from $83.3 in 2011 due to higher volume of end-of-contract refinancing in 2012. This was partially offset by lower total credit modifications due to improved portfolio performance.

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30 2012		December 31 2011		September 30 2011
Retail loans	$2,120.6	51%	$1,807.2	49%	$1,671.3	52%
Retail leases	1,227.2	29%	1,120.4	31%	967.9	30%
Dealer wholesale financing	722.5	17%	576.5	16%	483.8	15%
Dealer master notes	82.9	2%	104.2	3%	71.9	2%
Other*	30.0	1%	33.0	1%	28.8	1%

Total portfolio	$4,183.2	100%	$3,641.3	100%	$3,223.7	100%

* Accrued rents and other trade receivables.

Retail loan and lease receivables past due over 30 days at September 30, 2012 was .89%, a decrease from 1.34% at December 31, 2011 and 1.65% at September 30, 2011. Included in the September 30, 2012 past-due percentage is .66% related to one large customer. Excluding that customer, the past due percentage would have been .23% at September 30, 2012, compared to .30% at December 31, 2011. At September 30, 2012, the Company had $10.4 of specific loss reserves for all accounts considered to be at-risk, including the above referenced large customer. The Company continues to focus on maintaining low past-due balances. The allowance for losses as a percentage of the total portfolio decreased to 1.40% at September 30, 2012 from 1.61% as of December 31, 2011, reflecting favorable operating conditions and cash flows for its customers.

PACCAR FINANCIAL CORP. - FORM 10-Q

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.3 of accounts during the third quarter of 2012, $.2 of accounts during the fourth quarter of 2011 and $.6 of accounts during the third quarter of 2011 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	Three Months Ended
	September 30 2012	December 31 2011	September 30 2011
Pro forma percentage of retail loan and lease accounts 30+ days past due	.90%	1.35%	1.67%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2012, December 31, 2011 and September 30, 2011. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2012 and December 31, 2011. See “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

Retail loans and leases increased to $2,120.6 and $1,227.2 at September 30, 2012 compared to $1,807.2 and $1,120.4 at December 31, 2011, due to new business volume exceeding collections.

Dealer wholesale financing balances increased to $722.5 at September 30, 2012 compared to $576.5 at December 31, 2011, as dealers increased new truck inventory.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The effective income tax rate for the third quarter of 2012 was 38.0% compared to 40.0% for the third quarter of 2011, as the third quarter of 2011 reflected an increase in state tax expense. The effective income tax rate for the first nine months of 2012 was 39.3% compared to 38.9% in the same period in 2011.

The Company’s deferred income tax expense for the first nine months of 2012 was $20.3 compared to $46.9 for the first nine months of 2011 due to lower benefits from accelerated depreciation. The Company’s net deferred tax liability at September 30, 2012 was $701.4 as compared to $681.4 at December 31, 2011. The increase in deferred tax liability primarily relates to new business volume exceeding collections for leases.

Company Outlook

Average earning assets in the fourth quarter of 2012 are expected to increase modestly from current levels. For 2013, average earning assets are projected to grow approximately 5-10% as increased new business financing from slightly higher truck sales exceeds portfolio runoff. The Company’s customers are benefiting from current levels of freight tonnage, freight rates and fleet utilization that are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to slowing economic conditions, past-due accounts, truck repossessions and net charge-offs in 2013 could increase from current low levels. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR FINANCIAL CORP. - FORM 10-Q

Funding and Liquidity

The Company’s debt ratings at September 30, 2012 are as follows:

	Standard and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

Any decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2009, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2012 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of September 30, 2012 was $2,700.0. The Company intends to file a new shelf registration statement for medium-term notes.

Loans due to PACCAR at September 30, 2012 are $218.0 compared to $415.0 at December 31, 2011. The $218.0 loan, with an effective fixed interest rate of 6.88%, matures in 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at September 30, 2012. Of this amount, $1,000.0 expires in June 2013, $1,000.0 expires in 2016 and $1,000.0 expires in 2017. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,060.0 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $940.0 is allocated to the following subsidiaries: $323.8 is available for use by PACCAR’s Canadian finance subsidiary, $231.2 is available for use by PACCAR’s Mexican finance subsidiaries, $212.5 is available for use by PACCAR’s United Kingdom finance subsidiary and $172.5 is available for use by PACCAR’s Australian finance subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2012 and the year ended December 31, 2011.

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

PART II – OTHER INFORMATION

Items 2 and 3 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

Item 4 is not applicable.

For Item 5, there was no reportable information during the nine months ended September 30, 2012.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2011 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2012.

ITEM 6. EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp. (Registrant)

Date November 7, 2012	By	/s/ Todd R. Hubbard
Todd R. Hubbard
President (Authorized Officer)

	By	/s/ Gary L. Watkins
Gary L. Watkins
Controller (Chief Accounting Officer)

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company	10-K	March 26, 1985	3.1	001-11677

	(b)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

	(c)	By-laws of the Company	10-Q	October 20, 1983	3.2	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Form of InterNotes, Series A	S-3	November 20, 2009	4.4	333-163273

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2012 and 2011

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine month periods ended September 30, 2012 and 2011

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer

(b)	Certification of Principal Financial Officer

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

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