Form 10-K
period 2012-12-31
PACCAR FINANCIAL CORP
filed 2013-02-27
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 106th Avenue N.E., Bellevue, Washington 98004

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code is (425) 468-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series M Medium-Term Notes	New York Stock Exchange
$250.0 Million Due June 17, 2013

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

Large accelerated filer:  ☐            Accelerated filer:  ☐            Non-accelerated filer:  ☒            Smaller reporting company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).     Yes:  ☐    No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012:    None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2013:

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

PACCAR

PACCAR is a multinational company operating in three principal segments: (1) the Truck segment includes the design and manufacture of high-quality, light-, medium- and heavy-duty commercial trucks, (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles and (3) the Financial Services segment derives its earning primarily from financing or leasing PACCAR products in the U.S., Canada, Mexico, Europe and Australia. Light and medium-duty trucks have a gross vehicle weight (GVW) ranging from 16,000 to 33,000 lbs (Class 5 to 7) in North America and 6 to 16 metric tonnes in Europe. Heavy duty trucks have a GVW of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe. PACCAR’s finance and leasing activities are principally related to PACCAR trucks and associated equipment. Other manufactured products include industrial winches.

PACCAR and its subsidiaries design and manufacture high-quality, light-, medium- and heavy-duty commercial trucks which are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Canada and Mexico, are used world-wide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. PACCAR competes in the North American Class 5 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by PACCAR’s wholly-owned subsidiaries located in those countries. PACCAR competes in the European light/medium market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries. PACCAR has acquired land and has begun construction of a new DAF assembly plant in Ponta Grossa, Brasil. PACCAR expects to begin manufacturing DAF vehicles for sale in Brasil and other South American markets in 2013. A new parts distribution center (PDC) is being constructed in Eindhoven, the Netherlands and will be completed in the first quarter of 2013. Commercial truck manufacturing and related aftermarket parts distribution accounted for 77% and 16% of total 2012 net sales and revenues, respectively.

PACCAR Financial Corp.

(Millions of Dollars)

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

Aftermarket truck parts are sold and delivered to Kenworth’s, Peterbilt’s and DAF’s independent dealers through PACCAR’s parts distribution network. Parts are both manufactured by PACCAR and purchased from various suppliers. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 15.6% in 2012, 15.8% in 2011 and 21.3% in 2010.

There are four principal competitors in the U.S. and Canada commercial truck market in. PACCAR’s share of the U.S. and Canadian class 8 market was a record 28.9% of retail sales in 2012. In Europe are were six principal competitors in the commercial truck market, including parent companies to two competitors of PACCAR in the United States. In 2012, DAF had a record 16.0% share of the Western and Central European heavy-duty market and a 11.5% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products through other wholly-owned finance subsidiaries in Mexico, Canada, Australia, the United Kingdom and Continental Europe. PACCAR also conducts full-service leasing operations through wholly-owned subsidiaries in Canada, Mexico and Germany.

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

As of December 31, 2012, the Company employed 399 full-time employees, none of whom are represented by a collective bargaining agent.

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

The Company offers the following products to Kenworth and Peterbilt dealers and PacLease franchisees:

Master Notes Master note contracts (“Master Notes”) are offered to select dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks which meet the Company’s requirement as to form, terms and creditworthiness for Retail Contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. Master Notes have fixed or floating interest rates.

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

PACCAR Financial Corp.

(Millions of Dollars)

Insurance The Company charges a fee to provide insurance coverage, through an unrelated regulated insurance carrier, on new trucks and used trucks inventory to dealers having Wholesale Contracts with the Company.

CUSTOMER CONCENTRATION, PAST-DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements with any one party (customers, dealers and/or franchises) that account for 10% or more of Finance and Other Receivables asset balances for the periods ended December 31, 2012, 2011 and 2010.

The Company has contractual arrangements with one customer, Swift Transportation Corporation, that account for 10.8%, 11.6% and 11.4% of total Interest and Other Revenue for the periods ended December 31, 2012, 2011 and 2010, respectively.

Past-Due Receivables and Allowance for Losses

An account is considered past-due by the Company if any portion of an installment is due and unpaid for more than 30 days. In periods of adverse economic conditions, past-due levels, repossessions and credit losses generally increase.

The provision for losses on finance and other receivables is charged to income as necessary to reflect management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio. Receivables are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral).

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

SOURCES OF FUNDS

The Company’s primary sources of funds are medium-term note borrowings and commercial paper in the public capital markets, collections on loans and leases, retained earnings and to a lesser extent borrowings from PACCAR, bank loans and capital contributions. The Company’s investment in additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that generally range from 36 to 60 months.

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

As of December 31, 2012, the total notional principal amount of interest rate swap contracts outstanding was $1,249.5, all of which effectively resulted in a net fixed rate payment obligation. These swap contracts are accounted for as cash flow hedges.

During 2012 a portion of the Company’s fixed-rate term notes was converted to variable-rate term notes using fair value hedges for interest rate risk. Fair value is determined using modeling techniques that include market inputs for interest rates. As of December 31, 2012, there were no fair value swap contracts outstanding.

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

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2012. Of this amount, $1,000.0 expires in June 2013, $1,000.0 expires in 2016 and $1,000.0 expires in 2017. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $2,060.0 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $940.0 is allocated to the following subsidiaries: $323.8 is available for use by PACCAR’s Canadian financial subsidiary, $231.2 is available for use by PACCAR’s Mexican financial subsidiaries, $212.5 is available for use by PACCAR’s United Kingdom financial subsidiary and $172.5 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2012 and 2011.

PACCAR Financial Corp.

(Millions of Dollars)

As of December 31, 2012, the Company had medium-term notes outstanding of $2,700.0 under shelf registration statements, of which $550.0 were due within 12 months. See “Note F – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

In November 2012, the Company filed a shelf registration statement under the Securities Act of 1933. In February 2013, the Company issued $500.0 of medium-term notes under this registration. The registration expires in the fourth quarter of 2015 and does not limit the principal amount of debt securities that may be issued during the period.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are dependent on its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of its financing business. The Company receives administrative support from and pays dividends to its parent company and periodically borrows funds from or lends money to PACCAR and/or its affiliates. The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from one facility owned by PACCAR and five facilities leased by PACCAR. Since the directors of the Company are all executives of PACCAR and PACCAR is the sole owner of the Company’s outstanding voting common stock, PACCAR can determine the course of the Company’s business.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $218.0 and $415.0 outstanding in loans due to PACCAR as of December 31, 2012 and 2011, respectively. The Company had $428.4 and $170.1 outstanding in loans due from PACCAR as of December 31, 2012 and 2011, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $360.6 and $219.6 outstanding in loans due from foreign finance and leasing affiliates of PACCAR as of December 31, 2012 and 2011, respectively. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through DAF’s, Kenworth’s and Peterbilt’s independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

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

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to assure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. The required ratio for the years ended December 31, 2012, 2011 and 2010 was met without assistance. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

PACCAR Financial Corp.

(Millions of Dollars)

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

OTHER DISCLOSURES

The Company’s filings on Forms 10-K, 10-Q and 8-K and any amendments to those reports can be obtained through a link on the Company’s website, www.paccarfinancial.com, or PACCAR’s website, www.paccar.com, free of charge as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Commission. The information on the websites is not incorporated by reference into this report.

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

Liquidity Risks, Credit Ratings and Costs of Funds

Disruptions or volatility in U.S. financial markets could limit the Company’s sources of liquidity, or the liquidity of customers and dealers. A lowering of the Company’s credit ratings could increase the cost of borrowing and adversely affect access to capital markets. The Company obtains funds for its operations from commercial paper and medium-term note debt. If the markets for medium-term notes and commercial paper do not provide the necessary liquidity in the future, the Company may experience increased costs or may have to limit its financing of retail and wholesale assets.

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

PACCAR Financial Corp.

(Millions of Dollars)

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

Residual Value Risk

Residual value risk is the risk that the estimated residual value of leased assets established at lease origination, for the Company’s operating leases and certain direct financing leases, will not be recoverable when the leased asset is returned to the Company. When the market value of these leased assets at contract maturity or at early termination is less than its contractual residual value, the Company will be exposed to a greater risk of loss on the sales of the returned equipment. Refer to the Critical Accounting Policy on “Equipment on Operating Leases” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding the Company’s exposure to residual value risk.

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

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole.

The Company’s parent, PACCAR, received notice on April 24, 2012 that the Securities and Exchange Commission (“SEC”) had initiated a formal investigation relating to PACCAR’s financial reporting from 2008 to 2011. The SEC has requested information concerning PACCAR’s loan loss reserves, troubled debt restructuring and segment reporting. PACCAR is cooperating fully with the SEC’s investigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All outstanding common stock is owned by PACCAR; therefore, there is no trading market in the Company’s common stock.

No dividends were declared in 2012 or 2010. Dividends in the amount of $117.0 were declared and paid to PACCAR in 2011.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company. The information presented from 2010 through 2008 was restated for the merger of PFSC into the Company. See Item 1 “Business”, Item 8 “Financial Statements and Supplementary Data” and Note A “Significant Accounting Policies” for further information.

Balance Sheet Data

	As of December 31
	2012	2011	2010	2009	2008
Total Assets	$6,537.7	$5,250.1	$3,947.9	$4,208.3	$5,814.0
Total Liabilities	5,699.8	4,499.1	3,151.9	3,475.0	5,050.6
Total Stockholder’s Equity	837.9	751.0	796.0	733.3	763.4

Income Statement Data

	Year ended December 31
	2012	2011	2010	2009	2008
Total interest and other revenue	$510.5	$429.8	$412.3	$426.8	$509.6
Total expenses	376.9	317.4	349.1	382.0	438.0

Income before income taxes	133.6	112.4	63.2	44.8	71.6
Income taxes	49.9	44.4	19.1	16.8	27.4

Net income	$83.7	$68.0	$44.1	$28.0	$44.2

Ratio of Earnings to Fixed Charges Pursuant to SEC Reporting Requirements (1)	3.21x	2.72x	1.69x	1.35x	1.44x
Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	6.18x	4.95x	3.11x	2.30x	2.10x

(1)	For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is considered representative of an interest factor). The method of computing the ratio of earnings to fixed charges shown above complies with SEC reporting requirements (see Exhibit 12(a)) but differs from the method called for in the Support Agreement between the Company and PACCAR (see Exhibit 12(b)).

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year ended December 31
	2012	2011	% Change
New business volume by product:
Retail loans and direct financing leases	$1,765.6	$1,462.6	21%
Equipment on operating leases	463.8	467.7	(1%)
Dealer master notes	279.4	242.7	15%

	$2,508.8	$2,173.0	15%

Average earning assets by product:
Retail loans and direct financing leases	$3,251.4	$2,572.3	26%
Equipment on operating leases	962.2	799.7	20%
Dealer wholesale financing	785.1	428.8	83%
Dealer master notes	82.6	63.3	30%

	$5,081.3	$3,864.1	32%

Revenue by product:
Retail loans and direct financing leases	$167.7	$148.4	13%
Equipment on operating leases	258.6	225.9	14%
Dealer wholesale financing	23.7	12.4	91%
Dealer master notes	2.9	2.6	12%
Used truck sales, other revenues and fees	57.6	40.5	42%

	$510.5	$429.8	19%

Income before income taxes	$133.6	$112.4	19%

Results of Operations

2012 Compared to 2011:

New Business Volume

New business volume in 2012 increased 15% from 2011 due to higher retail sales of PACCAR trucks in 2012. Equipment on operating lease new business volume in 2012 was comparable to 2011. Dealer master notes new business volume in 2012 increased $36.7 from 2011, attributable to higher new truck sales resulting in increased finance volume from dealers.

Income Before Income Taxes

The Company’s income before income taxes was $133.6 in 2012 compared to $112.4 in 2011. The increase in income before income taxes in 2012 was primarily the result of a higher finance margin of $30.9 and a higher operating lease margin of $1.2, partially offset by a higher provision for credit losses of $6.6.

PACCAR Financial Corp.

(Millions of Dollars)

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin in 2012 compared to 2011 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
2011	$172.0	$68.1	$103.9
Increase (decrease)
Average finance receivables	50.9		50.9
Average debt balances		21.8	(21.8)
Yields	(24.4)		(24.4)
Borrowing rates		(26.2)	26.2

Total increase (decrease)	26.5	(4.4)	30.9

2012	$198.5	$63.7	$134.8

•	Average finance receivables in 2012 increased $1,054.7 as a result of higher dealer wholesale financing, as well as retail portfolio new business volume exceeding repayments.

•	The increase in average debt balances in 2012 of $1,441.4 reflected funding for higher average portfolio assets in 2012.

•	Lower market rates resulted in lower yields (4.8% in 2012 and 5.6% in 2011) and lower borrowing rates (1.5% in 2012 and 2.4% in 2011).

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2012 compared to 2011 are summarized below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
2011	$225.9	$180.1	$45.8
Increase (decrease)
Operating lease impairments		(.1)	.1
Results on returned lease assets		5.2	(5.2)
Average operating lease assets	28.1	22.7	5.4
Revenue and cost per asset	4.6	3.7	.9

Total increase	32.7	31.5	1.2

2012	$258.6	$211.6	$47.0

•	Results on returned lease assets were lower in 2012 compared to 2011 due to lower gains on used trucks reflecting some softening in used truck prices.

•	Average operating lease assets increased due to increased demand for the Company’s operating lease product.

PACCAR Financial Corp.

(Millions of Dollars)

Used truck sales and other revenue and cost of used truck sales and other expenses are summarized below for 2012 compared to 2011:

	2012	2011
Used truck sales and other revenues	$53.4	$31.9
Cost of used truck sales and other expenses	49.7	24.2

	$3.7	$7.7

Used truck sales and other revenue and Cost of used truck sales and other expenses increased due to a higher volume of trucks acquired from PACCAR truck division customers as part of new truck sales packages during 2012. Used trucks gains decreased due to a decline in truck values in the second half of 2012.

The provision for losses on receivables in 2012 increased to $9.1 from $2.5 in 2011 primarily due to higher portfolio growth in 2012.

Allowance for Losses

	Year ended December 31
	2012	2011
Balance at beginning of period	$58.8	$61.7
Provision for losses	9.1	2.5
Net Charge offs	(15.1)	(5.4)

Balance at end of period	$52.8	$58.8

Ratios:
Charge offs, net of recoveries ($15.1 in 2012) to average total portfolio ($4,119.1 in 2012)	.37%	.18%

Allowance for losses ($52.8 in 2012) to year-end total portfolio ($4,311.9 in 2012)	1.22%	1.61%

Year-end retail loan and lease receivables past due over 30 days, ($11.5 in 2012) to year-end retail loan and lease receivables ($3,545.4 in 2012)	.32%	1.34%

Retail loan and lease receivables past due over 30 days at December 31, 2012 was .32%, a decrease from 1.34% at December 31, 2011. Included in December 31, 2011 past-due percentage is 1.04% related to one large customer. Excluding that customer, the past-due percentage would have been .30% at December 31, 2011. The Company continues to focus on maintaining low past-due balances. The allowance for losses as a percentage of the total portfolio decreased to 1.22% at December 31, 2012 from 1.61% as of December 31, 2011, reflecting favorable operating conditions and cash flows for the Company’s customers.

In 2012, charge offs, net of recoveries, increased $9.7 to $15.1 from $5.4 in 2011 due to lower used truck values and the charge off of one large customer. The Company modified this customer contract in a troubled debt restructuring which included a partial satisfaction of this customer’s account and modification of the remaining receivable.

PACCAR Financial Corp.

(Millions of Dollars)

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified $3.2 of accounts during the fourth quarter of 2012 and $.2 of accounts during the fourth quarter of 2011 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	As of December 31
	2012	2011
Pro forma percentage of retail loan and lease accounts 30+ days past due	.41%	1.35%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2012 and 2011. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2012 and 2011. See “Critical Accounting Policies”, “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

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

The post modification balances of accounts modified during 2012 and 2011 are summarized below:

	Year ended December 31
	2012		2011
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$154.1	3.6%	$112.8	3.1%
Insignificant Delay	44.1	1.0%	44.8	1.2%
Credit - No Concession	3.0	.1%	17.3	.5%
Credit - Troubled Debt Restructuring	21.3	.5%	12.9	.4%

	$222.5	5.2%	$187.8	5.2%

*	Recorded investment immediately after modification as a percentage of ending portfolio

Total modification activity increased in 2012 compared to 2011 primarily due to higher commercial modifications. Commercial modifications increased to $154.1 in 2012 from $112.8 in 2011 due to higher volume of end-of-contract refinancing in 2012. This was partially offset by lower total credit modifications due to improved portfolio performance. Credit – Troubled Debt Restructuring modifications increased to $21.3 in 2012 from $12.9 in 2011 due to a contract modification of a large customer.

PACCAR Financial Corp.

(Millions of Dollars)

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	As of December 31
	2012		2011
Retail loans	$2,242.1	52%	$1,807.2	49%
Retail leases	1,303.3	30%	1,120.4	31%
Dealer wholesale financing	641.7	15%	576.5	16%
Dealer master notes	92.4	2%	104.2	3%
Other*	32.4	1%	33.0	1%

Total portfolio	$4,311.9	100%	$3,641.3	100%

*	Operating lease and other trade receivables.

Retail loans and retail leases increased to $2,242.1 and $1,303.3 compared to $1,807.2 and $1,120.4 at December 31, 2012 and 2011, respectively, due to new business volume exceeding collections.

Dealer wholesale financing balances increased to $641.7 at December 31, 2012 compared to $576.5 at December 31, 2011, as dealers increased new truck inventory to meet greater market demand.

Dealer master notes decreased to $92.4 compared to $104.2 at December 31, 2012 and 2011, respectively, due to repayments exceeding new business volume. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of December 31, 2012, the underlying pledged contracts were $201.7 upon which the dealers have available $109.3 as a potential additional borrowing capacity.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied and are discussed further under “Critical Accounting Policies”. There have been no significant changes in customer contract terms during the periods.

The Company’s effective income tax rate was 37.4% for 2012 compared to 39.5% for 2011. The 2011 effective tax rate reflected increased state tax expenses.

During 2012, the Company’s deferred income tax provision was $46.1 compared to $207.8 for 2011 due to lower benefits from accelerated depreciation. The Company’s net deferred tax liability increased to $728.2 at December 31, 2012 from $681.4 at December 31, 2011. The increase in the deferred tax liability primarily relates to the high volume of leased equipment placed into service in 2012 for which a fifty percent bonus depreciation deduction was available under U.S. tax law. An extension of fifty percent bonus depreciation through 2013 was enacted on January 2, 2013. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results. The impact on liquidity in 2013 is not expected to be significant.

PACCAR Financial Corp.

(Millions of Dollars)

2011 Compared to 2010:

	Year ended December 31
	2011	2010	% Change
New business volume by product:
Retail loans and direct financing leases	$1,462.6	$825.6	77%
Equipment on operating leases	467.7	162.2	188%
Dealer master notes	242.7	160.5	51%

	$2,173.0	$1,148.3	89%

Average earning assets by product:
Retail loans and direct financing leases	$2,572.3	$2,508.7	3%
Equipment on operating leases	799.7	668.6	20%
Dealer wholesale financing	428.8	298.3	44%
Dealer master notes	63.3	79.2	(20%)

	$3,864.1	$3,554.8	9%

Revenue by product:
Retail loans and direct financing leases	$148.4	$161.4	(8%)
Equipment on operating leases	225.9	188.0	20%
Dealer wholesale financing	12.4	9.7	28%
Dealer master notes	2.6	3.5	(26%)
Used truck sales, other revenues and fees	40.5	49.7	(19%)

	$429.8	$412.3	4%

Income before income taxes	$112.4	$63.2	78%

New Business Volume

New business volume in 2011 increased 89% from 2010 due to higher retail sales of PACCAR trucks in 2011 and higher finance market share. Equipment on operating lease new business volume in 2011 increased $305.5 from 2010. This increase was attributable to increased fleet business in 2011.

Income Before Income Taxes

The Company’s income before income taxes was $112.4 in 2011 compared to $63.2 in 2010. The increase in income before income taxes was primarily the result of a higher operating lease margin of $21.2, a higher finance margin of $15.1 and a lower provision for credit losses of $14.6.

PACCAR Financial Corp.

(Millions of Dollars)

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin in 2011 compared to 2010 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
2010	$184.4	$95.6	$88.8
Increase (decrease)
Average finance receivables	13.1		13.1
Average debt balances		10.4	(10.4)
Yields	(25.5)		(25.5)
Borrowing rates		(37.9)	37.9

Total (decrease) increase	(12.4)	(27.5)	15.1

2011	$172.0	$68.1	$103.9

•	Average finance receivables in 2011 increased $178.2 as a result of higher dealer wholesale financing, as well as retail portfolio new business volume exceeding repayments.

•	The increase in average debt balances in 2011 of $259.2 reflected funding for higher average portfolio assets in 2011.

•	Lower market rates resulted in lower yields (5.6% in 2011 and 6.4% in 2010) and lower borrowing rates (2.4% in 2011 and 3.7% in 2010).

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2011 compared to 2010 are summarized below:

	Operating Lease and	Depreciation and	Operating
	Rental Revenues	Other Rental Expenses	Lease Margin
2010	$188.0	$163.4	$24.6
Increase (decrease)
Operating lease impairments		(.7)	.7
Results on returned lease assets		(13.1)	13.1
Average operating lease assets	8.6	6.4	2.2
Revenue and cost per asset	29.3	24.1	5.2

Total increase	37.9	16.7	21.2

2011	$225.9	$180.1	$45.8

•	Results on returned leased assets were higher in 2011 compared to 2010 due to stronger used truck values.

•	Average operating lease assets increased due to a higher number of units on operating lease in 2011.

PACCAR Financial Corp.

(Millions of Dollars)

Used truck sales and other revenue and cost of used truck sales and other expenses are summarized below for 2011 compared to 2010:

	2011	2010
Used truck sales and other revenues	$31.9	$39.9
Cost of used truck sales and other expenses	24.2	33.0

	$7.7	$6.9

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

Allowance for Losses

	Year ended December 31
	2011	2010
Balance at beginning of period	$61.7	$75.7
Provision for losses	2.5	17.1
Net Charge offs	(5.4)	(31.1)

Balance at end of period	$58.8	$61.7

Ratios:
Charge offs, net of recoveries ($5.4 in 2011) to average total portfolio ($3,064.4 in 2011)	.18%	1.08%

Allowance for losses ($58.8 in 2011) to year-end total portfolio ($3,641.3 in 2011)	1.61%	2.18%

Year-end retail loan and lease receivables past due, over 30 days, ($39.2 in 2011) to year-end retail loan and lease receivables ($2,927.6 in 2011)	1.34%	2.53%

Retail loan and lease receivables past due over 30 days at December 31, 2011 was 1.34%, a decrease from 2.53% at December 31, 2010 and the lowest level since the second quarter of 2007. Included in the December 31, 2011 past-due percentage is 1.04% related to one large customer. Excluding that customer, the past due percentage would have been .30% at December 31, 2011, compared to .88% at December 31, 2010. At December 31, 2011, the Company had $18.2 of specific loss reserves for this large customer and other accounts considered at risk. The Company remains focused on minimizing past-due balances. The allowance for losses as a percentage of the total portfolio decreased to 1.61% at December 31, 2011 from 2.18% as of December 31, 2010, reflecting improved operating conditions and cash flows for its customers.

In 2011, charge offs, net of recoveries decreased $25.7 to $5.4 from $31.1 in 2010 due to improved economic conditions, higher used truck values and stronger underwriting practices, which resulted in fewer repossessions and a lower loss per repossession.

PACCAR Financial Corp.

(Millions of Dollars)

When the Company modifies a 30+ days past-due account, the customer is generally considered current under the revised contractual terms. The Company modified $.2 of accounts during the fourth quarter of 2011 and $6.0 of accounts during the fourth quarter of 2010 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	As of December 31
	2011	2010
Pro forma percentage of retail loan and lease accounts 30+ days past due	1.35%	2.77%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues as of December 31, 2011 and 2010 if they were not performing under the modified terms. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2011 and 2010. See “Critical Accounting Policies”, “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

The Company’s portfolio is concentrated with customers in the heavy and medium duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	As of December 31
	2011		2010
Retail loans	$1,807.2	49%	$1,509.5	53%
Retail leases	1,120.4	31%	958.4	34%
Dealer wholesale financing	576.5	16%	267.0	9%
Dealer master notes	104.2	3%	70.4	3%
Other*	33.0	1%	27.9	1%

Total portfolio	$3,641.3	100%	$2,833.2	100%

*	Operating lease and other trade receivables.

Retail loans, retail leases and dealer master notes increased to $1,807.2, $1,120.4 and $104.2, compared to $1,509.5, $958.4 and $70.4, at December 31, 2011 and 2010, respectively, due to new business volume exceeding collections.

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

During 2011, the Company’s deferred income tax provision increased to $207.8 from a deferred benefit of $3.7 for 2010. The Company’s net deferred tax liability increased to $681.4 at December 31, 2011 from $472.6 at December 31, 2010. The increase in the deferred income tax provision and deferred tax liability primarily relates to the high volume of leased equipment placed into service in 2011 for which a one hundred percent depreciation deduction was available under U.S. tax law. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. Accelerated tax deductions under current U.S. tax law are expected to decrease which should reduce deferred tax liabilities. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results. The impact on liquidity in 2012 was not significant.

PACCAR Financial Corp.

(Millions of Dollars)

Company Outlook

Average earning assets in 2013 may grow approximately 5-10% as increased new business financing from truck sales exceeds customer collections. Current levels of freight tonnage, freight rates and fleet utilization that are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past due accounts, truck repossessions and credit losses would likely increase from current low levels. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2012 are as follows:

Standard
	and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

Any decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2012, the Company filed a shelf registration statement to issue medium-term notes. In February 2013, the Company issued $500.0 of medium-term notes under this registration. The shelf registration statement expires in November 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of December 31, 2012 was $2,700.0.

Loans due to PACCAR at December 31, 2012 are $218.0 compared to $415.0 at December 31, 2011. The $218.0 loan, with an effective fixed interest rate of 6.88%, matures in February 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2012. Of this amount, $1,000.0 expires in June 2013, $1,000.0 expires in 2016 and $1,000.0 expires in 2017. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

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

These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the year ended December 31, 2012.

PACCAR Financial Corp.

(Millions of Dollars)

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

The following summarizes the Company’s contractual cash commitments at December 31, 2012:

	Maturity
	Less than	More than
	One Year	One Year	Total
Borrowings*	$2,369.6	$2,150.0	$4,519.6
Due to PACCAR Inc		218.0	218.0
Interest on term debt**	42.5	45.1	87.6
Operating leases	.6	1.9	2.5

Total	$2,412.7	$2,415.0	$4,827.7

*	Borrowings also include commercial paper.
**	Includes interest on intercompany, fixed- and floating-rate term debt. Interest on floating-rate debt is based on the applicable market rates at December 31, 2012.

As described in “Note F – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $247.6 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

Operating Leases

The accounting for trucks sold pursuant to agreements accounted for as operating leases are disclosed in Note C of the financial statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to five years. The resulting residual values on operating leases generally range between 30% and 50% of original equipment cost. If the sales price of the trucks at the end of the term of the agreement differs from the Company’s estimated residual value, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

PACCAR Financial Corp.

(Millions of Dollars)

During 2012 and 2011, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $2.6 and $9.1, respectively. During 2010, lower market values on equipment returning upon lease maturity, as well as impairments on existing operating leases, resulted in additional depreciation expense of $3.9.

At December 31, 2012, the aggregate residual value of equipment on operating leases was $528.4. A 10% decrease in used truck values expected to persist over the remaining maturities of the Company’s operating leases would reduce residual value estimates and result in the Company recording approximately $13.2 of additional depreciation per year.

Allowance for Credit Losses

The allowance for credit losses related to the Company’s loans and finance leases is disclosed in “Note B – Finance and Other Receivables” of the financial statements. The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct finance leases, net of unearned interest. The wholesale segment consists of wholesale financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires monthly reporting of the dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually for impairment consist of all wholesale accounts and certain large retail accounts with past due balances or otherwise determined to be at a higher risk of loss. A finance receivable is impaired if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled. In addition, all retail loans and leases which have been classified as TDRs and all customer accounts over 90 days past due are considered impaired. All impaired accounts are on non-accrual status.

Impaired receivables are considered collateral dependent. Large balance retail and all wholesale impaired receivables are individually evaluated to determine the appropriate reserve for losses. The determination of reserves for large balance impaired receivables considers the fair value of the associated collateral. When the underlying collateral fair value exceeds the Company’s recorded investment, no reserve is recorded. Small balance impaired receivables with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

For finance receivables that are not individually impaired, the Company determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past-due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse.

The Company has developed a range of loss estimates for each of its portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. After determining the appropriate level of the allowance for credit losses, the provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio.

PACCAR Financial Corp.

(Millions of Dollars)

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past-due, the likelihood increases they will not be fully collected. The Company’s experience indicates the probability of not fully collecting past-due accounts ranges between 20% and 80%. Over the past three years, the Company’s year-end 30+ days past-due accounts have ranged between .32% and 2.53% of year-end loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past-due percentage has resulted in an increase in credit losses of 10 to 35 basis points of receivables. Past-dues were .32% at December 31, 2012. If past-dues were 100 basis points higher or 1.32% as of December 31, 2012, the Company’s estimate of credit losses would likely have increased by approximately $2 to $7 depending on the extent of the past-dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

Fair Value Gains (Losses)

	Year ended December 31
	2012	2011
Assets
Fixed rate loans	$(44.2)	$(33.0)
Due from PACCAR	(1.4)	(1.9)
Due from foreign finance affiliates	(.9)	(1.3)
Interest rate swaps related to debt		2.6

Liabilities
Fixed rate debt	51.4	16.9
Interest rate swaps related to debt	9.0	17.1
Due to PACCAR	2.8	5.7

Total	$16.7	$6.1

The Company’s debt as of December 31, 2012 and 2011 consisted of commercial paper and floating and fixed-rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under Item 15 – Exhibits and Financial Statement Schedules are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) as of December 31, 2012 and 2011, and the related statements of income and comprehensive income, cash flows, and stockholder’s equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 27, 2013

PACCAR Financial Corp.

STATEMENTS OF INCOME

(Millions of Dollars)

	Year ended December 31
	2012	2011	2010

Interest and fee income	$198.5	$172.0	$184.4
Operating lease and rental revenues	258.6	225.9	188.0
Used truck sales and other revenues	53.4	31.9	39.9

TOTAL INTEREST AND OTHER REVENUE	$510.5	$429.8	$412.3

Interest and other borrowing costs	63.7	68.1	95.6
Depreciation and other rental expenses	211.6	180.1	163.4
Cost of used truck sales and other expenses	49.7	24.2	33.0
Selling, general and administrative expenses	42.8	42.5	40.0
Provision for losses on receivables	9.1	2.5	17.1

TOTAL EXPENSES	$376.9	$317.4	$349.1

INCOME BEFORE INCOME TAXES	$133.6	$112.4	$63.2

Income taxes	49.9	44.4	19.1

NET INCOME	$83.7	$68.0	$44.1

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	Year ended December 31
	2012	2011	2010
Net income	$83.7	$68.0	$44.1
Other comprehensive income
Unrealized losses on derivative contracts
Losses arising during the period	(9.5)	(16.5)	(13.7)
Tax effect	3.5	6.2	5.2
Reclassification adjustment	9.9	19.8	42.4
Tax effect	(3.7)	(7.4)	(16.2)

Net other comprehensive income	.2	2.1	17.7

TOTAL COMPREHENSIVE INCOME	$83.9	$70.1	$61.8

See Notes to Financial Statements

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)

	As of December 31
	2012	2011
ASSETS

Cash	$26.6	$33.2
Finance and other receivables, net of allowance for losses (2012 - $52.8 and 2011 - $58.8)	4,259.1	3,582.5
Due from PACCAR Inc and affiliates	1,049.8	627.7
Equipment on operating leases, net of accumulated depreciation (2012 - $355.3 and 2011-$313.0)	1,042.2	880.6
Other assets	160.0	126.1

TOTAL ASSETS	$6,537.7	$5,250.1

LIABILITIES

Accounts payable, accrued expenses and other	$170.3	$208.9
Due to PACCAR Inc and affiliates	253.1	451.7
Commercial paper	1,819.6	1,779.2
Medium-term notes	2,701.1	1,350.3
Deferred taxes and other liabilities	755.7	709.0

TOTAL LIABILITIES	$5,699.8	$4,499.1

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	104.7	101.7
Retained earnings	695.4	611.7
Accumulated other comprehensive loss	(7.7)	(7.9)

TOTAL STOCKHOLDER’S EQUITY	$837.9	$751.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,537.7	$5,250.1

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2012	2011	2010
OPERATING ACTIVITIES

Net income	$83.7	$68.0	$44.1
Items included in net income not affecting cash:
Depreciation and amortization	186.7	149.4	141.3
Provision for losses on receivables	9.1	2.5	17.1
Deferred tax provision	46.1	207.8	(3.7)
Administrative fees for services from PACCAR Inc	3.0	1.9	.9
(Decrease) increase in payables and other	(75.6)	(106.1)	6.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	253.0	323.5	206.2

INVESTING ACTIVITIES

Finance and other receivables originated	(2,061.1)	(1,699.8)	(992.4)
Collections on finance and other receivables	1,417.7	1,187.9	1,200.4
Net (increase) decrease in wholesale receivables	(65.2)	(309.5)	8.7
Net (increase) decrease in loans and leases to PACCAR Inc and affiliates	(399.4)	2.2	(79.0)
Acquisition of equipment on operating leases, primarily from
PACCAR Inc	(463.2)	(466.6)	(162.2)
Proceeds from disposal of equipment	104.7	102.4	140.3
Changes in restricted cash	15.0	(15.0)
Other	(.7)	(14.9)	(6.7)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,452.2)	(1,213.3)	109.1

FINANCING ACTIVITIES

Net increase (decrease) in commercial paper	40.4	783.6	(299.3)
Proceeds from medium-term notes	1,599.2	549.5	549.7
Payments of medium-term notes	(250.0)	(323.5)	(575.0)
Advances (to) from PACCAR Inc	(197.0)	20.0
Dividends paid		(117.0)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,192.6	912.6	(324.6)

NET (DECREASE) INCREASE IN CASH	(6.6)	22.8	(9.3)

CASH AT BEGINNING OF YEAR	33.2	10.4	19.7

CASH AT END OF YEAR	$26.6	$33.2	$10.4

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2012	2011	2010
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0

Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5

Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	101.7	99.8	98.9
Investments from PACCAR Inc	3.0	1.9	.9

Balance at end of year	104.7	101.7	99.8

RETAINED EARNINGS

Balance at beginning of year	611.7	660.7	616.6
Net income	83.7	68.0	44.1
Dividends paid		(117.0)

Balance at end of year	695.4	611.7	660.7

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of year	(7.9)	(10.0)	(27.7)
Net unrealized gain	.2	2.1	17.7

Balance at end of year	(7.7)	(7.9)	(10.0)

TOTAL STOCKHOLDER’S EQUITY	$837.9	$751.0	$796.0

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

Finance and Other Receivables:

Loans – Loans represent fixed- or floating-rate loans to customers or dealers collateralized by the vehicles purchased or financed and are recorded at amortized cost.

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

On average, modifications extended contractual terms by four months in 2012 and nine months in 2011 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2012 or 2011.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires monthly reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and, in many cases, obtains personal guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually for impairment consist of all wholesale accounts and certain large retail accounts with past due balances or otherwise determined to be at a higher risk of loss. A finance receivable is impaired if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled. In addition, all retail loans and leases which have been classified as TDRs and all customer accounts over 90-days past due are considered impaired. Generally, impaired accounts are on non-accrual status. Impaired accounts classified as TDRs which have been performing for 90 consecutive days are placed on accrual status if it is deemed probable that the Company will collect all principal and interest payments.

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

PACCAR Financial Corp.

(Millions of Dollars)

In determining the fair value of the collateral, the Company uses a pricing matrix and categorizes the fair value as Level 2 in the hierarchy of fair value measurement. The pricing matrix is reviewed quarterly and updated as appropriate. The pricing matrix considers the make, model and year of the equipment as well as recent sales prices of comparable equipment through wholesale channels to the Company’s dealers (principal market). The fair value of the collateral also considers the overall condition of the equipment.

Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). Typically the timing between the repossession and charge off is not significant. In cases where repossession is delayed (e.g., for legal proceedings), the Company records partial charge offs. The charge off is determined by comparing the fair value of the collateral, less cost to sell, to the recorded investment.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2012 or December 31, 2011. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

The Company recognizes revenue on the sale of used trucks acquired from PACCAR truck division customers as part of new truck sales packages when the used trucks are invoiced and delivered to a customer.

Equipment on Operating Leases: Equipment on operating leases is recorded at cost and is depreciated on the straight-line basis to its estimated residual value. Residual values are reviewed regularly and adjusted if market conditions warrant.

Restricted Cash: Restricted cash consists of cash proceeds from the sale of eligible assets set aside for the acquisition of replacement assets under the Company’s like-kind exchange tax program. Restricted cash is classified within Other assets. The changes in restricted cash balances are reflected as an investing activity in the Statement of Cash Flows as they relate to sales and purchases of revenue earning assets.

Derivative Financial Instruments: Derivative financial instruments are used to hedge exposures to fluctuations in interest rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreements. The Company is not required to post or receive collateral under these agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at December 31, 2012.

PACCAR Financial Corp.

(Millions of Dollars)

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

Income Taxes: The Company is included in the consolidated federal income tax return of PACCAR. Income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2012, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2008. PACCAR’s tax returns remain subject to examination in most jurisdictions for the years ranging from 2009 through 2012.

Preferred Stock: The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company’s Board of Directors.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. While many of the amendments were clarifications to the existing guidance and are intended to align U.S. GAAP and IFRS, the ASU changed some fair value measurement principles and disclosure requirements. The Company adopted ASU 2011-04 in the first quarter of 2012. The impact of adoption reduced the allowance for credit loss for the impaired finance receivables by $2.5 at March 31, 2012, including $1.9 for impaired leases and $.6 for impaired loans.

The FASB issued ASU 2011-05, Presentation of Comprehensive Income, in June 2011, which was subsequently amended by ASU 2011-12 in December 2011. The new guidance requires entities to present components of net income and comprehensive income in either a combined financial statement or in two separate but consecutive statements of net income and comprehensive income. The Company adopted ASU 2011-05 as amended in the first quarter of 2012. The Company has elected to present components of net income combined with a total for comprehensive income in a single continuous statement in its interim financial statements and two separate consecutive statements of net income and comprehensive income in its annual financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosure of additional information about reclassification adjustments from other comprehensive income. The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company will provide the new disclosures in 2013.

In January 2013, the FASB issued ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an update of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASUs require entities with derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset on the balance sheet, or subject to a master netting arrangement, to provide expanded disclosures about the nature of the rights of offset. The updated ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company will provide the expanded disclosures in 2013.

PACCAR Financial Corp.

(Millions of Dollars)

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables are as follows:

	December 31	December 31
	2012	2011
Retail loans	$2,242.1	$1,807.2
Retail direct financing leases	1,451.8	1,245.1
Dealer wholesale financing	641.7	576.5
Dealer master notes	92.4	104.2
Interest and other receivables	32.4	33.0
Unearned interest - finance leases	(148.5)	(124.7)

Total portfolio	$4,311.9	$3,641.3
Less allowance for losses:
Loans, leases and other	(47.8)	(54.3)
Dealer wholesale financing	(3.9)	(3.4)
Operating lease and other trade receivables	(1.1)	(1.1)

Total portfolio, net of allowance for losses	$4,259.1	$3,582.5

Annual minimum payments due on loans and leases are as follows:

Beginning January 1, 2013	Loans	Finance leases
2013	$716.9	$345.4
2014	562.9	300.1
2015	470.9	256.5
2016	338.2	240.1
2017	211.7	161.2
Thereafter	33.9	100.9

Estimated residual values included with finance leases amounted to $47.6 in 2012 and $42.0 in 2011. Repayment experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, repayment experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

For the following credit quality disclosures, financial receivables are classified as dealer wholesale, dealer retail and customer retail segments. Customer retail receivables are further segregated between fleet and owner/operator classes. Each individual class has similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk. The wholesale segment consists of truck inventory financing to PACCAR dealers. The customer retail segment consists of loans and leases directly to customers for the acquisition of commercial vehicles and related equipment. The dealer retail segment consists of loans and leases to participating dealers and franchises that use the proceeds to fund customers’ acquisition of commercial vehicles and related equipment. The fleet class consists of customer retail accounts operating more than five trucks. All other customer retail accounts are considered owner/operator.

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2012
		Retail
	Wholesale	Customer	Dealer	Other*	Total
Balance at January 1	$3.4	$44.4	$9.9	$1.1	$58.8
Provision for losses	.5	7.6	.8	.2	9.1
Charge offs		(16.7)		(.2)	(16.9)
Recoveries		1.8			1.8

Balance at December 31	$3.9	$37.1	$10.7	$1.1	$52.8

	2011
		Retail
	Wholesale	Customer	Dealer	Other*	Total
Balance at January 1	$1.5	$50.8	$8.2	$1.2	$61.7
Provision for losses	1.9	(1.2)	1.7	.1	2.5
Charge offs		(8.4)		(.2)	(8.6)
Recoveries		3.2			3.2

Balance at December 31	$3.4	$44.4	$9.9	$1.1	$58.8

	2010
		Retail
	Wholesale	Customer	Dealer	Other*	Total
Balance at January 1	$1.7	$64.4	$8.6	$1.0	$75.7
Provision for losses	(.2)	16.2	(.4)	1.5	17.1
Charge offs		(34.7)		(1.3)	(36.0)
Recoveries		4.9			4.9

Balance at December 31	$1.5	$50.8	$8.2	$1.2	$61.7

*	Operating lease and other trade receivables

PACCAR Financial Corp.

(Millions of Dollars)

Information regarding finance receivables evaluated collectively and individually is as follows:

			Retail
At December 31, 2012	Wholesale		Customer	Dealer		Total
Recorded investment for impaired finance receivables evaluated individually	$		$18.5		$.1	$18.6

Allowance for finance receivables evaluated individually	$		$2.1	$		$2.1

Recorded investment for finance receivables evaluated collectively		$641.7	$2,405.8		$1,213.4	$4,260.9

Allowance for finance receivables evaluated collectively		$3.9	$35.0		$10.7	$49.6

			Retail
At December 31, 2011	Wholesale		Customer	Dealer	Total
Recorded investment for impaired finance receivables evaluated individually	$		$51.6	$.4	$52.0

Allowance for finance receivables evaluated individually	$		$18.1	$.1	$18.2

Recorded investment for finance receivables evaluated collectively		$576.5	$1,961.0	$1,018.8	$3,556.3

Allowance for finance receivables evaluated collectively		$3.4	$26.3	$9.8	$39.5

The recorded investment for finance receivables that are on non-accrual status in the wholesale segment and the fleet, owner/operator, and retail dealer portfolio classes as of December 31, 2012 are nil, $14.0, $4.5, and $.1, and as of December 31, 2011 were nil, $44.2, $7.4, and $.4, respectively.

PACCAR Financial Corp.

(Millions of Dollars)

Impaired Loans

Impaired loans with no specific reserve were $2.9 and nil at December 31, 2012 and 2011, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance.

		Retail Customer
At December 31, 2012	Wholesale	Fleet	Owner/ Operator	Retail Dealer	Total
Impaired loans with specific reserve	$	$9.4	$4.3	$	$13.7
Associated allowance		(.7)	(1.1)		(1.8)

Net carrying amount of impaired loans	$	$8.7	$3.2	$	$11.9

Average recorded investment	$	$11.3	$5.4	$	$16.7

		Retail Customer
At December 31, 2011	Wholesale	Fleet	Owner/ Operator	Retail Dealer		Total
Impaired loans with specific reserve	$	$10.8	$7.1	$		$17.9
Associated allowance		(2.4)	(1.8)			(4.2)

Net carrying amount of impaired loans	$	$8.4	$5.3	$		$13.7

Average recorded investment	$	$10.1	$9.4		$.6	$20.1

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

	2012		2011		2010
Interest income recognized:
Wholesale	$		$		$
Retail Customer
Fleet		.5		.6		.5
Owner/Operator		.5		.6		.1
Retail Dealer

		$1.0		$1.2		$.6

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio is diversified over a large number of customers and dealers with no single customer or dealer balances over 7% of the total portfolio. The Company has contractual arrangements with one customer, Swift Transportation Corporation, that account for 10.8%, 11.6% and 11.4% of total Interest and Other Revenue for the periods ended December 31, 2012, 2011 and 2010, respectively. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality factors including; prior payment experience, customer financial information, credit-rating agency, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors credit quality based on past-due status and collection experience as the Company has found a meaningful correlation between the past-due status of customers and the risk of loss.

PACCAR Financial Corp.

(Millions of Dollars)

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high risk. Watch accounts include accounts 31 to 90 days past-due and large accounts that are performing but are considered to be high-risk. Watch accounts are not impaired. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past-due and other accounts on non-accrual status. The Company uses historical data and known trends, to categorize each credit quality indicator.

The table below summarizes the Company’s finance receivables by credit quality indicator and portfolio class.

		Retail Customer
At December 31, 2012	Wholesale	Fleet	Owner/ Operator	Retail Dealer	Total
Performing	$641.7	$2,008.8	$385.7	$1,207.1	$4,243.3
Watch		10.9	.4	6.3	17.6
At-risk		14.0	4.5	.1	18.6

Total	$641.7	$2,033.7	$390.6	$1,213.5	$4,279.5

		Retail Customer
At December 31, 2011	Wholesale	Fleet	Owner/ Operator	Retail Dealer	Total
Performing	$576.5	$1,595.6	$347.9	$1,010.9	$3,530.9
Watch		17.1	.4	7.9	25.4
At-risk		44.2	7.4	.4	52.0

Total	$576.5	$1,656.9	$355.7	$1,019.2	$3,608.3

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

		Retail Customer
At December 31, 2012	Wholesale	Fleet	Owner/ Operator	Retail Dealer	Total
Current and up to 30 days past-due	$641.7	$2,025.9	$386.9	$1,213.5	$4,268.0
31 – 60 days past-due		2.2	.7		2.9
Greater than 60 days past-due		5.6	3.0		8.6

Total	$641.7	$2,033.7	$390.6	$1,213.5	$4,279.5

		Retail Customer
At December 31, 2011	Wholesale	Fleet	Owner/ Operator	Retail Dealer	Total
Current and up to 30 days past-due	$576.5	$1,623.3	$350.1	$1,019.2	$3,569.1
31 – 60 days past-due		1.4	.9		2.3
Greater than 60 days past-due		32.2	4.7		36.9

Total	$576.5	$1,656.9	$355.7	$1,019.2	$3,608.3

PACCAR Financial Corp.

(Millions of Dollars)

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

During 2012, the pre-modification and post-modification recorded investments were $29.5 and $21.3, respectively. The decrease in the post-modification recorded investment in 2012 reflects a contract modification of one large customer that resulted in a finance receivable charge off of $8.2. For the year ended December 31, 2011, there was no change in the recorded investment for loans and leases modified as TDRs.

At modification date, the pre-and post-modification recorded investment balances are as follows:

	2012		2011
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$29.2	$21.0	$10.8	$10.8
Owner/Operator	.3	.3	2.1	2.1

	$29.5	$21.3	$12.9	$12.9

The balance of TDRs was $11.0 and $11.4 at December 31, 2012 and 2011, respectively.

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past-due) in the year ended December 31, 2012 was $3.6 and nil for fleet and owner/operator, respectively. The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for losses at December 31, 2012.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed inventory at December 31, 2012 and 2011 was $10.4 and $1.0, respectively. Proceeds from the sales of repossessed assets were $11.3, $16.9, and $56.3 for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other expense on the Statements of Income.

Unamortized Loan Origination Costs

The unamortized loan origination costs at December 31, 2012 and 2011 were $12.2 and $10.4, respectively. These amounts are included in Other assets on the Balance Sheets.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from three to seven years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2013 of $560.2 are due as follows: $223.2 in 2013; $164.0 in 2014; $109.6 in 2015; $50.6 in 2016; $12.9 in 2017 and beyond. Depreciation expense related to equipment on operating leases was $179.5, $147.1, $131.6 in 2012, 2011 and 2010, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

PACCAR Financial Corp.

(Millions of Dollars)

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2012, 2011 and 2010 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Loans due to PACCAR decreased to $218.0 at December 31, 2012 from $415.0 at December 31, 2011 due to the repayments of a $177.0 loan in February 2012 and a $20.0 loan in September 2012. The $218.0 loan due to PACCAR has an effective fixed interest rate of 6.88% and matures in February 2014. The Company recognized interest expense on these borrowings of $16.9, $26.9 and $26.4 in 2012, 2011 and 2010, respectively. Cash paid for interest on these borrowings was $20.7, $26.4 and $25.9 in 2012, 2011 and 2010, respectively.

Amounts outstanding at December 31, 2012 and 2011, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	December 31	December 31
	2012	2011
Due from PACCAR and affiliates
Loans due from PACCAR	$428.4	$170.1
Loans due from foreign finance affiliates	360.6	219.6
Direct financing leases due from affiliate	13.9	13.8
Receivables	246.9	224.2

Total	$1,049.8	$627.7

Due to PACCAR and affiliates
Loans due to PACCAR	$218.0	$415.0
Payables	35.1	36.7

Total	$253.1	$451.7

The Company provides direct financing leases to a dealer location operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of December 31, 2012 in the amount of $4.3 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR Financial Corp.

(Millions of Dollars)

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s specific use of the services and PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $3.0, $1.9 and $.9 in 2012, 2011 and 2010, respectively, were charged to the Company. The Company records the investment as additional paid-in capital.

There were no dividends declared or paid during 2012 and 2010. Dividends in the amount of $117.0 were declared and paid to PACCAR during 2011.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from one facility owned by PACCAR and five facilities leased by PACCAR.

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected in the financial statements of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $2.7, $1.9 and $1.5 for years 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses.

Company employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses incurred by the Company for the defined contribution plan were $1.2, $1.0 and $.5 for years 2012, 2011 and 2010, respectively.

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

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreements. The Company is not required to post or receive collateral under these agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at December 31, 2012.

At December 31, 2012, the notional amount of these contracts totaled $1,249.5 with amounts expiring over the next five years. Notional maturities for all interest rate contracts are $456.5 for 2013, $601.0 for 2014, $150.0 for 2015, $22.0 for 2016, and $20.0 for 2017. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	December 31		December 31
	2012		2011
Interest-rate contracts	Assets	Liabilities	Assets	Liabilities
Accounts payable, accrued expenses and other	$	$12.5	$	$13.0

PACCAR Financial Corp.

(Millions of Dollars)

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flow method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the years ended December 31, 2012, 2011 and 2010. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 4.1 years.

Amounts in accumulated other comprehensive income (OCI) are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $7.7, net of tax, included in accumulated other comprehensive loss as of December 31, 2012, $4.4, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into accumulated other comprehensive income and into the Statements of Income.

	Year ended December 31
	2012	2011	2010
Pre-tax loss on derivative contracts recognized in OCI	$(9.5)	$(16.5)	$(13.7)
Expenses reclassified from accumulated OCI into
Interest and other borrowing expenses	$9.9	$19.8	$42.4

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was as follows:

	Year ended December 31
	2012	2011	2010
Interest-rate swaps	$(2.3)	$.1	$(3.0)
Term notes	$2.1	$(.3)	$3.1

In addition, the net interest income from the settlement of the interest-rate swaps was $.9, $.1 and $.8 for the year ended December 31, 2012, 2011 and 2010 is reported in interest and other borrowing costs.

PACCAR Financial Corp.

(Millions of Dollars)

NOTE F – BORROWINGS

Borrowings are summarized as follows:

	2012		2011
	Effective Rate	Borrowings	Effective Rate	Borrowings
Commercial paper	.54%	$1,819.6	.81%	$1,779.2
Fixed rate medium-term notes	1.26%	2,001.1	1.67%	900.3
Floating rate medium-term notes	1.09%	700.0	1.57%	450.0

	.94%	$4,520.7	1.17%	$3,129.5

The fixed-rate medium-term notes of $2,001.1 at December 31, 2012 include an increase in fair value of $1.1 for notes designated as fair value hedges. The fixed-rate medium-term notes of $900.3 at December 31, 2011 include an increase in fair value of $.3 for notes designated as fair value hedges. The effective rate is the weighted average rate as of December 31, 2012 and includes the effects of interest rate swap agreements.

The annual principal maturities of the borrowings are as follows:

Beginning January 1, 2013	Commercial Paper	Term Notes
2013	$1,819.6	$550.0
2014		800.0
2015		850.0
2016
2017		500.0

	$1,819.6	$2,700.0

Interest expense on borrowings amounted to $42.3, $37.1, and $64.2 for 2012, 2011 and 2010, respectively. Interest paid on borrowings was $39.0 in 2012, $40.0 in 2011, and $68.6 in 2010.

In November 2012, the Company filed a shelf registration statement under the Securities Act of 1933. In February 2013, the Company issued $500.0 of medium-term notes under this registration. The registration expires in the fourth quarter of 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding as of December 31, 2012 was $2,700.0.

See Note D for discussion of borrowings from PACCAR.

NOTE G – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2012. Of this amount, $1,000.0 expires in June 2013, $1,000.0 expires in 2016 and $1,000.0 expires in 2017. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,060.0 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $940.0 is allocated to the following subsidiaries: $323.8 is available for use by PACCAR’s Canadian financial subsidiary, $231.2 is available for use by PACCAR’s Mexican financial subsidiaries, $212.5 is available for use by PACCAR’s United Kingdom financial subsidiary and $172.5 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2012 and 2011.

PACCAR Financial Corp.

(Millions of Dollars)

NOTE H – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31
	2012	2011	2010
Current (benefit) provision
Federal	$(1.4)	$(163.5)	$19.0
State	5.2	.1	3.8

	$3.8	$(163.4)	$22.8

Deferred provision (benefit)
Federal	$42.9	$201.1	$4.8
State	3.2	6.7	(8.5)

	$46.1	$207.8	$(3.7)

	$49.9	$44.4	$19.1

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State	1.9%	3.9%	(5.1%)
Other	.5%	.6%	.3%

	37.4%	39.5%	30.2%

Cash paid (received) for income taxes was $2.2 in 2012, ($5.2) in 2011 and $30.6 in 2010.

Deferred income tax assets (liabilities) consisted of the following:

	As of December 31
	2012	2011
Deferred tax assets:
Allowance for losses on receivables	$20.0	$22.3
Derivative liability	4.7	4.9
Other	12.1	5.4

Deferred tax liabilities:
Asset capitalization and depreciation	$(765.0)	$(714.0)

Net deferred tax liability	$(728.2)	$(681.4)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2012. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. These assets and liabilities are outlined in the table below:

Level 2	December 31 2012	December 31 2011
Assets:
Impaired loans	$14.8	$13.7
Used trucks held for sale	12.4
Liabilities:
Derivative contracts	$12.5	$13.0

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements.

Impaired Loans: Impaired loans are considered collateral dependent. Accordingly, the evaluation of individual reserves considers the fair value of the associated collateral (estimated sales proceeds less the costs to sell).

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at December 31, 2012 and 2011 were $2.0 and nil during 2012 and 2011, respectively, and were recorded in Depreciation and other rental expenses on the Statements of Income. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at December 31, 2012 and December 31, 2011 were as follows:

	December 31		December 31
	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$314.4	$315.3	$125.4	$126.9
Due from foreign finance affiliates	216.6	217.0	49.6	50.1
Fixed rate loans	2,175.6	2,221.7	1,732.8	1,761.3

Liabilities:
Due to PACCAR	$218.0	$233.6	$415.0	$442.0
Fixed rate debt	2,001.1	2,023.0	900.3	907.3

PACCAR Financial Corp.

(Millions of Dollars)

NOTE J – QUARTERLY RESULTS (UNAUDITED)

	QUARTER
	First	Second	Third	Fourth
2012

Interest and other revenue	$117.0	$121.1	$128.7	$143.7
Income before income taxes	31.8	34.4	35.5	31.9
Net income	19.0	20.7	22.0	22.0

2011

Interest and other revenue	$98.2	$106.6	$110.9	$114.1
Income before income taxes	23.5	26.3	30.5	32.1
Net income	14.6	16.2	18.3	18.9

NOTE K – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole.

At December 31, 2012, the Company has loan and lease commitments of $247.6 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter that occurred that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PACCAR Financial Corp.

(Millions of Dollars)

Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS  10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $.8 and $.7 in 2012 and 2011, respectively.

Other Fees

The Company was charged $.1 and $.2 in 2012 and 2011, respectively, by the principal accountant for tax consulting services.

As a wholly-owned, subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2012 proxy statement. During the year ended December 31, 2012, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PACCAR Financial Corp.

(Millions of Dollars)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2012, 2011, and 2010

Statements of Comprehensive Income – Years Ended December 31, 2012, 2011, and 2010

Balance Sheets – December 31, 2012 and 2011

Statements of Cash Flows – Years Ended December 31, 2012, 2011, and 2010

Statements of Stockholder’s Equity – Years Ended December 31, 2012, 2011, and 2010

Notes to Financial Statements – December 31, 2012, 2011, and 2010

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

Date February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

/s/ R. E. Armstrong	Chairman
R. E. Armstrong

(2)	Principal Financial Officer

/s/ R. A. Bengston	Vice Chairman
R. A. Bengston

(3)	Principal Accounting Officer

/s/ G. L. Watkins	Controller
G. L. Watkins

(4)	A Majority of the Board of Directors

/s/ R. E. Armstrong	Director
R. E. Armstrong

/s/ R. A. Bengston	Director
R. A. Bengston

/s/ T. R. Hubbard	Director
T. R. Hubbard

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company	10-K	March 26, 1985	3.1	001-11677

	(b)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

	(c)	By-laws of the Company	10-Q	October 20, 1983	3.2	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B	S-3	November 7, 2012	4.4	333-184808

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the each of the five years ended December 31, 2008 – 2012.

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the each of the five years ended December 31, 2008 – 2012.

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(23)		Consent of Independent Registered Public Accounting Firm.

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer

	(b)	Certification of Principal Financial Officer

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)*		XBRL Instance Document

(101.SCH)*		XBRL Taxonomy Extension Schema Document

(101.CAL)*		XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*		XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*		XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*		XBRL Taxonomy Extension Presentation Linkbase Document

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