Form 10-Q
period 2013-03-31
PACCAR FINANCIAL CORP
filed 2013-05-08
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Common Stock, $100 par value – 145,000 shares as of April 30, 2013

THE REGISTRANT IS A WHOLLY OWNED DIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. – FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended March 31
	2013	2012
Interest and fee income	$51.0	$46.9
Operating lease and rental revenues	69.3	60.3
Used truck sales and other revenues	20.6	9.8

TOTAL INTEREST AND OTHER REVENUE	140.9	117.0

Interest and other borrowing costs	16.3	15.6
Depreciation and other rental expenses	55.6	48.7
Cost of used truck sales and other expenses	19.3	7.8
Selling, general and administrative expenses	10.7	11.3
Provision for losses on receivables	2.4	1.8

TOTAL EXPENSES	104.3	85.2

INCOME BEFORE INCOME TAXES	36.6	31.8

Income taxes	13.9	12.8

NET INCOME	$22.7	$19.0

COMPREHENSIVE INCOME	$24.0	$19.0

RETAINED EARNINGS AT BEGINNING OF PERIOD	$695.4	$611.7

RETAINED EARNINGS AT END OF PERIOD	$718.1	$630.7

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	March 31 2013	December 31 2012*
	(Unaudited)
ASSETS

Cash	$14.7	$26.6
Finance and other receivables, net of allowance for losses (2013 - $53.8 and 2012 - $52.8)	4,182.8	4,259.1
Due from PACCAR and affiliates	1,199.8	1,049.8
Equipment on operating leases, net of accumulated depreciation (2013 - $388.8 and 2012 - $355.3)	1,050.0	1,042.2
Other assets	167.7	160.0

TOTAL ASSETS	$6,615.0	$6,537.7

LIABILITIES

Accounts payable, accrued expenses and other	$147.2	$170.3
Due to PACCAR and affiliates	248.3	253.1
Commercial paper	1,408.2	1,819.6
Medium-term notes	3,200.6	2,701.1
Deferred taxes and other liabilities	745.9	755.7

TOTAL LIABILITIES	$5,750.2	$5,699.8

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	107.6	104.7
Retained earnings	718.1	695.4
Accumulated other comprehensive loss	(6.4)	(7.7)

TOTAL STOCKHOLDER’S EQUITY	$864.8	$837.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,615.0	$6,537.7

*	The December 31, 2012 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Three Months Ended March 31
	2013	2012
OPERATING ACTIVITIES

Net income	$22.7	$19.0
Items included in net income not affecting cash:
Depreciation and amortization	50.8	43.3
Provision for losses on receivables	2.4	1.8
Deferred taxes	(8.2)	(17.9)
Administrative fees for services from PACCAR	2.9
(Decrease) increase in payables and other	(10.2)	20.6

NET CASH PROVIDED BY OPERATING ACTIVITIES	60.4	66.8

INVESTING ACTIVITIES

Finance and other receivables originated	(337.3)	(421.7)
Collections on finance and other receivables	348.0	334.2
Net decrease (increase) in wholesale receivables	69.3	(251.9)
Loans to PACCAR	(130.0)
Net increase in other receivables and leases to PACCAR and affiliates	(35.3)	(15.1)
Acquisition of equipment on operating leases, primarily from PACCAR	(72.5)	(52.1)
Proceeds from disposal of equipment	32.4	25.6
(Increase) decrease in restricted cash	(6.1)	7.0
Acquisition of trucks for lease and other	(29.4)	(46.1)

NET CASH USED IN INVESTING ACTIVITIES	(160.9)	(420.1)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper	(411.4)	8.7
Proceeds from medium-term notes	500.0	499.9
Payments to PACCAR		(177.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	88.6	331.6

NET DECREASE IN CASH	(11.9)	(21.7)

CASH AT BEGINNING OF PERIOD	26.6	33.2

CASH AT END OF PERIOD	$14.7	$11.5

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.‘s Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosure of additional information about reclassification adjustments from other comprehensive income. The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-02 in the first quarter of 2013. The implementation of this amendment resulted in additional disclosures (see Note D – Stockholder’s Equity), but did not have an impact on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an update to ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASUs require entities with derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset on the balance sheet, or subject to a master netting arrangement, to provide expanded disclosures about the nature of the rights of offset. The updated ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-01 in the first quarter of 2013. The implementation of this amendment resulted in additional disclosures (see Note F – Derivative Instruments), but did not have an impact on the Company’s financial statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	March 31 2013	December 31 2012
Retail loans	$2,267.6	$2,242.1
Retail direct financing leases	1,424.8	1,451.8
Dealer wholesale financing	572.4	641.7
Dealer master notes	76.2	92.4
Operating lease and other trade receivables	38.3	32.4
Unearned interest on finance leases	(142.7)	(148.5)

Total portfolio	4,236.6	4,311.9
Less allowance for losses:
Loans and leases	(48.8)	(47.8)
Dealer wholesale financing	(3.4)	(3.9)
Operating lease and other trade receivables	(1.6)	(1.1)

Total portfolio, net of allowance for losses	$4,182.8	$4,259.1

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2013 or December 31, 2012. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by four months in 2013 and four months in 2012 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2013 and December 31, 2012.

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

For the following credit quality disclosures, finance receivables are classified as dealer wholesale, dealer retail and customer retail segments. Customer retail receivables are further segregated between fleet and owner/operator classes. Each individual class has similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk. The wholesale segment consists of truck inventory financing to PACCAR dealers. The customer retail segment consists of loans and leases directly to customers for the acquisition of commercial vehicles and related equipment. The dealer retail segment consists of loans and leases to participating dealers and franchises that use the proceeds to fund customers’ acquisition of commercial vehicles and related equipment. The fleet class consists of customer retail accounts operating more than five trucks. All other customer retail accounts are considered owner/operator.

The allowance for credit losses is summarized as follows:

	2013
		Retail
	Wholesale	Customer	Dealer	Other*	Total
Balance at January 1	$3.9	$37.1	$10.7	$1.1	$52.8
Provision for losses	(.5)	2.5	(.1)	.5	2.4
Charge offs		(1.9)			(1.9)
Recoveries		.5			.5

Balance at March 31	$3.4	$38.2	$10.6	$1.6	$53.8

	2012
		Retail
	Wholesale	Customer	Dealer	Other*	Total
Balance at January 1	$3.4	$44.4	$9.9	$1.1	$58.8
Provision for losses	1.7	(.1)		.2	1.8
Charge offs		(2.6)			(2.6)

Balance at March 31	$5.1	$41.7	$9.9	$1.3	$58.0

*	Operating lease and other trade receivables.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

			Retail
At March 31, 2013	Wholesale		Customer	Dealer		Total
Recorded investment for impaired finance receivables evaluated individually	$		$19.1	$		$19.1
Allowance for impaired finance receivables determined individually	$		$2.2	$		$2.2
Recorded investment for finance receivables evaluated collectively		$572.4	$2,424.0		$1,182.8	$4,179.2
Allowance for finance receivables determined collectively		$3.4	$36.0		$10.6	$50.0

			Retail
At December 31, 2012	Wholesale		Customer	Dealer		Total
Recorded investment for impaired finance receivables evaluated individually	$		$18.5		$.1	$18.6
Allowance for impaired finance receivables determined individually	$		$2.1	$		$2.1
Recorded investment for finance receivables evaluated collectively		$641.7	$2,405.8		$1,213.4	$4,260.9
Allowance for finance receivables determined collectively		$3.9	$35.0		$10.7	$49.6

The recorded investment for finance receivables that are on non-accrual status in the wholesale segment and the fleet and owner/operator and retail dealer portfolio classes as of March 31, 2013 was nil, $15.3, $3.8 and nil, respectively and as of December 31, 2012 was nil, $14.0, $4.5 and $.1, respectively.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans with no specific reserves were $1.8 and $2.9 at March 31, 2013 and December 31, 2012, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance.

		Retail Customer
At March 31, 2013	Wholesale	Fleet	Owner/ Operator	Retail Dealer	Total
Impaired loans with specific reserve	$	$12.4	$3.7	$	$16.1
Associated allowance		(1.1)	(1.0)		(2.1)

Net carrying amount of impaired loans	$	$11.3	$2.7	$	$14.0

Average recorded investment*	$	$11.9	$4.7	$	$16.6

*	Represents the average during the 12 months ended March 31, 2013.

		Retail Customer
At December 31, 2012	Wholesale	Fleet	Owner/ Operator	Retail Dealer	Total
Impaired loans with specific reserve	$	$9.4	$4.3	$	$13.7
Associated allowance		(.7)	(1.1)		(1.8)

Net carrying amount of impaired loans	$	$8.7	$3.2	$	$11.9

Average recorded investment*	$	$10.4	$8.0	$	$18.4

*	Represents the average during the 12 months ended March 31, 2012.

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

	Three Months Ended
	March 31
	2013		2012
Interest income recognized:
Wholesale	$		$
Retail Customer
Fleet		.2		.1
Owner/Operator		.1		.2
Retail Dealer

		$.3		$.3

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio is diversified over a large number of customers and dealers with no single customer or dealer balance representing over 7% of the total portfolio. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors credit quality based on past-due status and collection experience as the Company has found a meaningful correlation between the past-due status of customers and the risk of loss.

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

		Retail Customer
At March 31, 2013	Wholesale	Fleet	Owner / Operator	Retail Dealer	Total
Performing	$572.4	$2,018.8	$392.5	$1,177.3	$4,161.0
Watch		12.0	.7	5.5	18.2
At-risk		15.3	3.8		19.1

Total	$572.4	$2,046.1	$397.0	$1,182.8	$4,198.3

		Retail Customer
At December 31, 2012	Wholesale	Fleet	Owner / Operator	Retail Dealer	Total
Performing	$641.7	$2,008.8	$385.7	$1,207.1	$4,243.3
Watch		10.9	.4	6.3	17.6
At-risk		14.0	4.5	.1	18.6

Total	$641.7	$2,033.7	$390.6	$1,213.5	$4,279.5

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Wholesale	Retail Customer		Retail Dealer	Total
At March 31, 2013		Fleet	Owner / Operator
Current and up to 30 days past-due	$572.4	$2,040.0	$393.3	$1,182.8	$4,188.5
31 – 60 days past-due		.4	.8		1.2
Greater than 60 days past-due		5.7	2.9		8.6

Total	$572.4	$2,046.1	$397.0	$1,182.8	$4,198.3

	Wholesale	Retail Customer		Retail Dealer	Total
At December 31, 2012		Fleet	Owner / Operator
Current and up to 30 days past-due	$641.7	$2,025.9	$386.9	$1,213.5	$4,268.0
31 – 60 days past-due		2.2	.7		2.9
Greater than 60 days past-due		5.6	3.0		8.6

Total	$641.7	$2,033.7	$390.6	$1,213.5	$4,279.5

Troubled Debt Restructurings

The balance of TDRs was $9.1 at March 31, 2013 and $11.0 at December 31, 2012. At modification date, the pre-modification and post-modification recorded investment balances by portfolio class are as follows:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$.3	$.3	$3.1	$3.1
Owner/Operator	.1	.1	.2	.2

	$.4	$.4	$3.3	$3.3

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2013

The post-modification recorded investment in finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past-due) in the first quarter of 2013 was $.2 and nil for fleet and owner/operator, respectively, and in the first quarter of 2012 was nil for both fleet and owner/operator. The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at March 31, 2013 and 2012.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory which is included in Other assets on the Balance Sheets. The balance of repossessed inventory at March 31, 2013 and December 31, 2012 was $5.2 and $10.4, respectively. Proceeds from the sales of repossessed assets were $5.9 and $2.9 for the three months ended March 31, 2013 and 2012, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other expense on the Statements of Income.

Unamortized Loan Origination Costs

The unamortized loan origination costs at March 31, 2013 and December 31, 2012 were $12.1 and $12.2, respectively. This amount is included in Other assets on the Balance Sheets.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2013 and full year 2012 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Loans due to PACCAR were $218.0 at March 31, 2013 and December 31, 2012, respectively. The $218.0 loan due to PACCAR has an effective fixed interest rate of 6.88% and matures in February 2014.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at March 31, 2013 and December 31, 2012, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Australia and Canada, are summarized below:

	March 31 2013	December 31 2012
Due from PACCAR and affiliates
Loans due from PACCAR	$588.4	$428.4
Loans due from foreign finance affiliates	366.6	360.6
Direct financing leases due from affiliate	13.2	13.9
Receivables	231.6	246.9

Total	$1,199.8	$1,049.8

Due to PACCAR and affiliates
Loans due to PACCAR	$218.0	$218.0
Payables	30.3	35.1

Total	$248.3	$253.1

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

There were no dividends declared or paid during the first three months of 2013 and 2012, respectively.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended March 31
	2013	2012
Net income	$22.7	$19.0
Comprehensive income
Derivative contracts increase	1.3

Net comprehensive income	1.3

TOTAL COMPREHENSIVE INCOME	$24.0	$19.0

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $6.4 and $7.7 at March 31, 2013 and December 31, 2012, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in AOCI during the three months ended March 31, 2013 are as follows:

Unrealized Gains and Losses on Derivative Contracts
Balance at January 1, 2013	$(7.7)
Amounts recorded in AOCI
Amounts reclassified out of AOCI
Interest and other borrowing costs	2.2
Income taxes	(.9)

Net current period OCI	1.3

Balance at March 31, 2013	$(6.4)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Amounts shown below represent the balance of assets measured at fair value during the three months ended March 31, 2013 and twelve months ended December 31, 2012. Derivative contracts are measured on a recurring basis. These assets and liabilities are outlined in the table below:

Level 2	March 31 2013	December 31 2012
Assets:
Impaired loans	$4.5	$14.8
Used trucks held for sale	2.5	12.4

Liabilities:
Derivative contracts	$10.3	$12.5

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements.

Impaired Loans: Impaired loans are considered collateral dependent. Accordingly, the evaluation of individual reserves considers the fair value of the associated collateral (estimated sales proceeds less the costs to sell).

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments charges related to units held at March 31, 2013 and 2012 were $.3 and $.9 during the first three months of 2013 and 2012, respectively, and were recorded in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

Net Receivables: For floating-rate loans, wholesale financings and operating lease and other trade receivables, carrying values approximate fair values. For fixed-rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

Commercial Paper and Medium-Term Notes: The carrying amounts of the Company’s commercial paper and floating-rate medium-term notes approximate their fair value.

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at March 31, 2013 and December 31, 2012 was as follows:

	March 31 2013		December 31 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR	$444.4	$444.3	$314.4	$315.3
Due from foreign finance affiliates	216.6	218.5	216.6	217.0
Fixed rate loans	2,218.5	2,249.8	2,175.6	2,221.7

Liabilities:
Due to PACCAR	$218.0	$230.1	$218.0	$233.6
Fixed rate debt	2,250.7	2,270.8	2,001.1	2,023.0

NOTE F – Derivative Financial Instruments

Interest rate contracts involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. The Company is exposed to interest rate risk caused by market volatility as a result of its borrowing activities. The objective of these contracts is to mitigate the fluctuations on earnings, cash flows and fair value of borrowings. Net amounts paid or received are reflected as adjustments to interest expense. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by the counterparty, the risk in these transactions is the fair value of replacing the interest rate contract at current market rates.

At March 31, 2013, the notional amount of these contracts totaled $1,241.5 with amounts expiring over the next four years. Notional maturities for all interest rate contracts are $448.5 for the remainder of 2013, $601.0 for 2014, $150.0 for 2015, $22.0 for 2016 and $20.0 for 2017. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the balance sheet locations, fair value and gross and net amounts of derivative financial instruments:

As of March 31, 2013

Interest Rate Contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Liabilities:
Accounts payable, accrued expenses and other	$10.3	$	$10.3

As of December 31, 2012

Interest Rate Contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Liabilities:
Accounts payable, accrued expenses and other	$12.5	$	$12.5

As of March 31, 2013 and December 31, 2012 there were no amounts subject to an enforceable master netting or similar arrangement as all derivative contracts were in a liability position.

The Company has elected not to offset derivative positions subject to master netting agreements in the balance sheet with the same counterparty and reports the gross amounts in the financial statements. The Company is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at March 31, 2013.

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the three months ended March 31, 2013 and 2012. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 3.8 years.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $6.4, net of tax, included in accumulated other comprehensive loss as of March 31, 2013, $3.9, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized into other comprehensive income (OCI) and into the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended March 31
	2013		2012
Pre-tax loss on derivative contracts recognized in OCI	$		$(3.2)

Expenses reclassified out of AOCI into Interest and other borrowing expenses		$2.2	$3.2

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing costs in the Statements of Comprehensive Income and Retained Earnings as follows:

	Three Months Ended March 31
	2013	2012
Interest-rate swaps	$	$2.0
Term notes	$	$(2.1)

In addition, the net interest income from the settlement of the interest-rate swaps was nil and $.2 for the three months ended March 31, 2013 and 2012, respectively.

NOTE G – Income Taxes

The effective income tax rate for the first quarter of 2013 was 38.0% compared to 40.3% for the first quarter of 2012, as the first quarter of 2013 reflected decreased state tax expenses.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

	Three Months Ended March 31
	2013	2012	% Change
New business volume by product:
Retail loans and direct financing leases	$275.0	$352.7	(22%)
Equipment on operating leases	73.0	53.3	37%
Dealer master notes	59.6	67.6	(12%)

	$407.6	$473.6	(14%)

Average earning assets by product:
Retail loans and direct financing leases	$3,593.7	$2,995.9	20%
Equipment on operating leases	1,033.5	870.7	19%
Dealer wholesale financing	611.8	717.3	(15%)
Dealer master notes	88.1	78.8	12%

	$5,327.1	$4,662.7	14%

Revenue by product:
Retail loans and direct financing leases	$44.5	$39.6	12%
Equipment on operating leases	69.3	60.3	15%
Dealer wholesale financing	4.5	5.2	(13%)
Dealer master notes	.7	.6	17%
Used truck sales, other revenues and fees	21.9	11.3	94%

	$140.9	$117.0	20%

Income before income taxes	$36.6	$31.8	15%

Results of Operations

New Business Volume

New business volume in the first quarter of 2013 decreased 14% from the first quarter of 2012 due to lower retail sales of PACCAR trucks in 2013. Equipment on operating lease new business volume in the first quarter of 2013 increased $19.7 from the first quarter of 2012, attributable to increased demand from fleet customers. Dealer master note new business volume decreased to $59.6 in the first quarter of 2013 from $67.6 in the first quarter of 2012 due to lower new truck sales resulting in decreased finance volume from dealers.

Income Before Income Taxes

The Company’s income before income taxes was $36.6 for the first quarter of 2013 compared to $31.8 for the first quarter of 2012. The increase in income before taxes for the quarter was primarily the result of a higher finance margin of $3.4 and a higher operating lease margin of $2.1, partially offset by higher provision for losses of $.6.

PACCAR FINANCIAL CORP. - FORM 10-Q

Revenue and Expenses

The major factors causing the change in interest and fee income, interest and other borrowing costs and finance margin in the first quarter of 2013 compared to the first quarter of 2012 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Three Months Ended March 31, 2012	$46.9	$15.6	$31.3
Increase (decrease)
Average finance receivables	5.9		5.9
Average debt balances		3.6	(3.6)
Yields	(1.8)		(1.8)
Borrowing rates		(2.9)	2.9

Total increase	4.1	.7	3.4

Three Months Ended March 31, 2013	$51.0	$16.3	$34.7

•

Average finance receivables increased $501.6 in the first quarter of 2013 as a result of retail portfolio new business volume exceeding repayments, partially offset by a decrease in dealer wholesale financing.

•

Average debt balances increased $1,056.6 in the first quarter of 2013. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and operating leases and increased intercompany loans to affiliated companies.

•

Lower market rates resulted in lower yields (4.8% in 2013 vs 5.0% in 2012) and lower borrowing rates (1.4% in 2013 vs 1.7% in 2012) primarily due to the issuance in 2012 of medium-term notes at lower interest rates.

The major factors causing the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in the first quarter of 2013 compared to the first quarter of 2012 are summarized below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended March 31, 2012	$60.3	$48.7	$11.6
Increase (decrease)
Operating lease impairments		.1	(.1)
Results on returned lease assets		(.2)	.2
Average operating lease assets	7.1	5.7	1.4
Revenue and cost per asset	1.9	1.3	.6

Total increase	9.0	6.9	2.1

Three Months Ended March 31, 2013	$69.3	$55.6	$13.7

•	Average operating lease assets increased due to increased demand for the Company’s operating lease products.

•	Revenue and cost per asset increased primarily due to higher rental fleet utilization.

PACCAR FINANCIAL CORP. - FORM 10-Q

Used truck sales and other revenue and cost of used trucks sales and other expenses are summarized below for the first quarter of 2013 compared to the first quarter of 2012:

	Three Months Ended
	March 31
	2013	2012
Used truck sales and other revenues	$20.6	$9.8
Cost of used truck sales and other expenses	19.3	7.8

Results from used trucks and other	$1.3	$2.0

Used truck sales and other revenues increased by $10.8 and cost of used truck sales and other expenses increased by $11.5, reflecting a higher number of used truck units sold and lower results on sales.

Allowance for Losses

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

	Three Months Ended March 31 2013	Year Ended December 31 2012	Three Months Ended March 31 2012
Balance at beginning of period	$52.8	$58.8	$58.8
Provision for losses	2.4	9.1	1.8
Charge offs	(1.9)	(16.9)	(2.6)
Recoveries	.5	1.8

Balance at end of period	$53.8	$52.8	$58.0

Ratios:
Charge offs, net of recoveries ($1.4 in 2013) to average total portfolio ($4,081.0 in 2013) annualized at March 31, 2013	.13%	.37%	.28%

Allowance for losses ($53.8 in 2013) to period-end total portfolio ($4,236.6 in 2013)	1.27%	1.22%	1.46%

Period-end retail loan and lease receivables past due, over 30 days, ($9.8 in 2013) to period-end retail loan and lease receivables ($3,549.7 in 2013)	.28%	.32%	1.13%

The provision for losses on receivables in the first quarter of 2013 increased to $2.4 from $1.8 in the first quarter of 2012 primarily due to portfolio growth in 2013.

Charge offs, net of recoveries, decreased $1.2 to $1.4 from $2.6 in 2012 due to favorable operating conditions and cash flows for customers.

Retail loan and lease receivables past due over 30 days at March 31, 2013 was .28%, a decrease from .32% at December 31, 2012 and 1.13% at March 31, 2012. Included in March 31, 2012 past-due percentage is .91% related to one large customer. At March 31, 2013, the Company had $2.2 of specific loss reserves for all accounts considered to be at-risk. The Company continues to focus on maintaining low past-due balances.

PACCAR FINANCIAL CORP. - FORM 10-Q

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified $2.7 of accounts during the first quarter of 2013, $3.2 of accounts during the fourth quarter of 2012 and $2.5 of accounts during the first quarter of 2012 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2013	December 31 2012	March 31 2012
Pro forma percentage of retail loan and lease accounts 30+ days past due	.35%	.41%	1.21%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2013, December 31, 2012 and March 31, 2012. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2013 and December 31, 2012. See “Note B - Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

The Company modifies loans and finance leases as a normal part of operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short term financial stress but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as troubled debt restructurings (TDR).

The post-modification balance of accounts modified during the three months ended March 31, 2013 and 2012 are summarized below:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$85.0	8.2%	$61.4	6.3%
Insignificant Delay	8.6	.8%	15.7	1.6%
Credit - No Concession	.9	.1%	.1
Credit - Troubled Debt Restructuring	.4		3.3	.3%

	$94.9	9.1%	$80.5	8.2%

*	Recorded investment immediately after modification as a percentage of ending portfolio, on an annualized basis.

Total modification activity increased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to higher commercial modifications. Commercial modifications of $85.0 in 2013 compared to $61.4 in 2012 reflect higher levels of equipment additions and end-of-contract modifications.

PACCAR FINANCIAL CORP. - FORM 10-Q

The Company’s portfolio is concentrated with customers in the heavy- and medium- duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31 2013		December 31 2012		March 31 2012
Retail loans	$2,267.6	54%	$2,242.1	52%	$1,903.9	48%
Retail leases	1,282.1	30%	1,303.3	30%	1,125.5	28%
Dealer wholesale financing	572.4	13%	641.7	15%	828.4	21%
Dealer master notes	76.2	2%	92.4	2%	85.7	2%
Other*	38.3	1%	32.4	1%	35.0	1%

Total portfolio	$4,236.6	100%	$4,311.9	100%	$3,978.5	100%

*	Operating lease and other trade receivables.

Retail loans increased to $2,267.6 at March 31, 2013 compared to $2,242.1 at December 31, 2012, due to new business volume exceeding collections.

Retail leases decreased to $1,282.1 at March 31, 2013 compared to $1,303.3 at December 31, 2012, due to collections exceeding new business volume.

Dealer wholesale financing balances decreased to $572.4 at March 31, 2013 compared to $641.7 at December 31, 2012, due to lower market demand for new truck inventory.

Dealer master notes decreased to $76.2 at March 31, 2013 compared to $92.4 at December 31, 2012 due to repayments exceeding new business volume. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of March 31, 2013, the underlying pledged contracts were $187.6 upon which the dealers have available $111.4 as potential additional borrowing capacity.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The effective income tax rate for the first quarter of 2013 was 38.0% compared to 40.3% for the first quarter of 2012, as the first quarter of 2013 reflected decreased state tax expenses.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first quarter of 2013 was $8.2 compared to $17.9 for the first quarter of 2012 due to lower benefits from accelerated depreciation. The Company’s net deferred tax liability at March 31, 2013 was $720.8 as compared to $728.1 at December 31, 2012. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2013.

PACCAR FINANCIAL CORP. - FORM 10-Q

Company Outlook

Truck industry retail sales in the U.S. in 2013 are expected to be 180,000 - 210,000 units compared to 194,700 units in 2012. Average earning assets this year are expected to increase approximately 5-10% as new business financing from truck sales exceeds customer collections. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past-due accounts, truck repossessions and credit losses would likely increase from the current low levels. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at March 31, 2013 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

Any significant decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2012, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total principal amount of medium-term notes outstanding for the Company as of March 31, 2013 was $3,200.0. In April 2013, $300.0 of floating rate medium-term notes were paid at maturity.

Loans due to PACCAR were $218.0 at March 31, 2013 and December 31, 2012, respectively. The $218.0 loan, with an effective fixed interest rate of 6.88%, matures in February 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at March 31, 2013. Of this amount, $1,000.0 expires in June 2013, $1,000.0 expires in 2016 and $1,000.0 expires in 2017. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $2,060.0 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $940.0 is allocated to the following subsidiaries: $323.8 is available for use by PACCAR’s Canadian finance subsidiary, $231.2 is available for use by PACCAR’s Mexican finance subsidiaries, $212.5 is available for use by PACCAR’s United Kingdom finance subsidiary and $172.5 is available for use by PACCAR’s Australian finance subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2013 and the year ended December 31, 2012.

The Company issues commercial paper for a portion of its funding. Some of this commercial paper is converted to fixed interest rate debt through the use of interest rate swaps, which are used to manage interest rate risk. In the event of future disruption in the financial markets, the Company may not be able to issue replacement commercial paper. As a result, the Company is exposed to liquidity risk from the maturity of short-term borrowings paid to lenders compared to the timing of receivable collections from customers. The Company believes its cash balances and investments, collections on outstanding loans and leases, syndicated bank lines, current investment-grade credit ratings of A+/A1 and its ability to borrow from PACCAR, if necessary, will continue to provide it with sufficient resources and access to capital markets at competitive interest rates and therefore contribute to the Company maintaining its liquidity and financial stability.

PACCAR FINANCIAL CORP. - FORM 10-Q

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”) continues to be relevant.

Forward Looking Statements

Certain information presented in this Form 10-Q contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in costs, and insufficient liquidity in the capital markets and availability of other funding sources; and legislation and governmental regulation.

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

PART II – OTHER INFORMATION

Items 2 and 3 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

Item 4 is not applicable.

For Item 5, there was no reportable information during the three months ended March 31, 2013.

ITEM 1.	LEGAL PROCEEDINGS

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2012 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2013.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date May 8, 2013	By	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

	By	/s/ Gary L. Watkins
Gary L. Watkins
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company	10-K	March 26, 1985	3.1	001-11677

	(b)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

	(c)	By-laws of the Company	10-Q	October 20, 1983	3.2	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B	S-3	November 7, 2012	4.4	333-184808

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2013 and 2012

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three month periods ended March 31, 2013 and 2012

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer

(b)	Certification of Principal Financial Officer

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

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