Form 10-Q
period 2013-06-30
PACCAR FINANCIAL CORP
filed 2013-08-07
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Common Stock, $100 par value – 145,000 shares as of July 31, 2013

THE REGISTRANT IS A WHOLLY OWNED DIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. – FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Interest and fee income	$51.4	$47.9	$102.4	$94.8
Operating lease and rental revenues	71.8	64.1	141.1	124.4
Used truck sales and other revenues	9.4	9.1	30.0	18.9

TOTAL INTEREST AND OTHER REVENUE	132.6	121.1	273.5	238.1

Interest and other borrowing costs	16.4	15.0	32.7	30.6
Depreciation and other rental expenses	58.8	51.0	114.4	99.7
Cost of used truck sales and other expenses	8.6	7.5	27.9	15.3
Selling, general and administrative expenses	10.7	11.2	21.4	22.5
Provision for losses on receivables	2.0	2.0	4.4	3.8

TOTAL EXPENSES	96.5	86.7	200.8	171.9

INCOME BEFORE INCOME TAXES	36.1	34.4	72.7	66.2

Income taxes	13.7	13.7	27.6	26.5

NET INCOME	$22.4	$20.7	$45.1	$39.7

COMPREHENSIVE INCOME	$24.8	$20.7	$48.8	$39.7

RETAINED EARNINGS AT BEGINNING OF PERIOD	$718.1	$630.7	$695.4	$611.7

RETAINED EARNINGS AT END OF PERIOD	$740.5	$651.4	$740.5	$651.4

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	June 30 2013	December 31 2012*
	(Unaudited)
ASSETS

Cash	$22.7	$26.6
Finance and other receivables, net of allowance for losses (2013 - $55.0 and 2012 - $52.8)	4,253.2	4,259.1
Due from PACCAR and affiliates	1,149.9	1,049.8
Equipment on operating leases, net of accumulated depreciation (2013 - $414.8 and 2012 - $355.3)	1,096.5	1,042.2
Other assets	157.5	160.0

TOTAL ASSETS	$6,679.8	$6,537.7

LIABILITIES

Accounts payable, accrued expenses and other	$143.1	$170.3
Due to PACCAR and affiliates	258.4	253.1
Commercial paper	1,530.0	1,819.6
Medium-term notes	3,100.3	2,701.1
Deferred taxes and other liabilities	758.2	755.7

TOTAL LIABILITIES	$5,790.0	$5,699.8

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	107.8	104.7
Retained earnings	740.5	695.4
Accumulated other comprehensive loss	(4.0)	(7.7)

TOTAL STOCKHOLDER’S EQUITY	$889.8	$837.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,679.8	$6,537.7

*	The December 31, 2012 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Six Months Ended June 30
	2013	2012
OPERATING ACTIVITIES

Net income	$45.1	$39.7
Items included in net income not affecting cash:
Depreciation and amortization	105.5	88.6
Provision for losses on receivables	4.4	3.8
Deferred taxes	2.5	(11.5)
Administrative fees for services from PACCAR	3.1
Decrease in payables and other	(1.6)	(13.8)

NET CASH PROVIDED BY OPERATING ACTIVITIES	159.0	106.8

INVESTING ACTIVITIES

Finance and other receivables originated	(814.1)	(949.5)
Collections on finance and other receivables	729.8	668.0
Net decrease (increase) in wholesale receivables	83.4	(262.2)
Loans to PACCAR and affiliates	(252.0)	(281.0)
Collection on loans from PACCAR and affiliates	220.5
Net (increase) decrease in other receivables and leases to PACCAR and affiliates	(80.4)	51.0
Acquisition of equipment on operating leases, primarily from PACCAR	(192.1)	(245.2)
Proceeds from disposal of equipment	65.6	61.0
Decrease in restricted cash		15.0
Acquisition of trucks for lease and other	(34.0)	(52.7)

NET CASH USED IN INVESTING ACTIVITIES	(273.3)	(995.6)

FINANCING ACTIVITIES

Net decrease in commercial paper	(289.6)	(11.5)
Proceeds from medium-term notes	950.0	1,049.6
Payments of medium-term notes	(550.0)
Payments to PACCAR		(177.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	110.4	861.1

NET DECREASE IN CASH	(3.9)	(27.7)

CASH AT BEGINNING OF PERIOD	26.6	33.2

CASH AT END OF PERIOD	$22.7	$5.5

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.‘s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an update to ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASUs require entities with derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset on the balance sheet, or subject to a master netting arrangement, to provide expanded disclosures about the nature of the rights of offset. The updated ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-01 in the first quarter of 2013. The implementation of this amendment resulted in additional disclosures (see Note F – Derivative Financial Instruments), but did not have an impact on the Company’s financial statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	June 30 2013	December 31 2012
Retail loans	$2,354.4	$2,242.1
Retail direct financing leases	1,427.9	1,451.8
Dealer wholesale financing	558.3	641.7
Dealer master notes	75.4	92.4
Operating lease and other trade receivables	32.4	32.4
Unearned interest on finance leases	(140.2)	(148.5)

Total portfolio	4,308.2	4,311.9
Less allowance for losses:
Loans and leases	(50.2)	(47.8)
Dealer wholesale financing	(3.3)	(3.9)
Operating lease and other trade receivables	(1.5)	(1.1)

Total portfolio, net of allowance for losses	$4,253.2	$4,259.1

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past-due were accruing interest at June 30, 2013 or December 31, 2012. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

Allowance for Credit Losses

The Company continuously monitors the payment performance of all its finance receivables. For large retail finance customers and dealers with wholesale financing, the Company regularly reviews their financial statements and makes site visits and phone contact as appropriate. If the Company becomes aware of circumstances that could cause those customers or dealers to face financial difficulty, whether or not they are past-due, the customers are placed on a watch list.

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

On average, modifications extended contractual terms by four months in 2013 and in 2012 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2013 and December 31, 2012.

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

The Company individually evaluates certain finance receivables for impairment. Finance receivables that are evaluated individually for impairment consist of all wholesale accounts and certain large retail accounts with past-due balances or otherwise determined to be at a higher risk of loss. A finance receivable is impaired if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled. In addition, all retail loans and leases which have been classified as TDRs and all customer accounts over 90 days past-due are considered impaired. Generally, impaired accounts are on non-accrual status. Impaired accounts classified as TDRs which have been performing for 90 consecutive days are placed on accrual status if it is deemed probable that the Company will collect all principal and interest payments.

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

For finance receivables that are not individually impaired, the Company collectively evaluates and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past-due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates for its portfolio based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. After determining the appropriate level of the allowance for credit losses, a provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio.

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

For the following credit quality disclosures, finance receivables are classified as dealer wholesale, dealer retail and customer retail segments. The dealer wholesale segment consists of truck inventory financing to PACCAR dealers. The dealer retail segment consists of loans and leases to participating dealers and franchises that use the proceeds to fund customers’ acquisition of commercial vehicles and related equipment. The customer retail segment consists of loans and leases directly to customers for the acquisition of commercial vehicles and related equipment. Customer retail receivables are further segregated between fleet and owner/operator classes. The fleet class consists of customer retail accounts operating more than five trucks. All other customer retail accounts are considered owner/operator. Each individual class has similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk.

The allowance for credit losses is summarized as follows:

	2013
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.9	$10.7	$37.1	$1.1	$52.8
Provision for losses	(.6)	(.3)	4.9	.4	4.4
Charge-offs			(3.3)		(3.3)
Recoveries			1.1		1.1

Balance at June 30	$3.3	$10.4	$39.8	$1.5	$55.0

	2012
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.4	$9.9	$44.4	$1.1	$58.8
Provision for losses	1.9	.4	1.4	.1	3.8
Charge-offs			(3.6)	(.1)	(3.7)
Recoveries			.8		.8

Balance at June 30	$5.3	$10.3	$43.0	$1.1	$59.7

*	Operating lease and other trade receivables.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer				Customer
At June 30, 2013	Wholesale		Retail		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$		$		$20.8	$20.8
Allowance for impaired finance receivables determined individually	$		$		$3.4	$3.4
Recorded investment for finance receivables evaluated collectively		$558.3		$1,170.0	$2,526.7	$4,255.0
Allowance for finance receivables determined collectively		$3.3		$10.4	$36.4	$50.1

	Dealer				Customer
At December 31, 2012	Wholesale		Retail		Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$			$.1	$18.5	$18.6
Allowance for impaired finance receivables determined individually	$		$		$2.1	$2.1
Recorded investment for finance receivables evaluated collectively		$641.7		$1,213.4	$2,405.8	$4,260.9
Allowance for finance receivables determined collectively		$3.9		$10.7	$35.0	$49.6

The recorded investment for finance receivables that are on non-accrual status is as follows:

	June 30 2013		December 31 2012
Dealer:
Wholesale	$		$
Retail				.1
Customer Retail:
Fleet		17.7		14.0
Owner/Operator		3.1		4.5

		$20.8		$18.6

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans with no specific reserves were $1.0 and $2.9 at June 30, 2013 and December 31, 2012, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of June 30, 2013 and December 31, 2012 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At June 30, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve	$	$	$11.5	$3.0	$14.5
Associated allowance			(1.5)	(.8)	(2.3)

Net carrying amount of impaired loans	$	$	$10.0	$2.2	$12.2

Average recorded investment*	$	$	$12.4	$4.1	$16.5

* Represents the average during the 12 months ended June 30, 2013.

	Dealer		Customer Retail
At December 31, 2012	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve	$	$	$9.4	$4.3	$13.7
Associated allowance			(.7)	(1.1)	(1.8)

Net carrying amount of impaired loans	$	$	$8.7	$3.2	$11.9

Average recorded investment*	$	$	$9.5	$6.7	$16.2

*	Represents the average during the 12 months ended June 30, 2012.

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2013		2012		2013		2012
Interest income recognized:
Dealer:	$		$		$		$
Wholesale
Retail
Customer Retail:
Fleet		.5		.1		.7		.2
Owner/Operator		.2		.1		.3		.3

		$.7		$.2		$1.0		$.5

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio is diversified over a large number of customers and dealers with no single customer or dealer balance representing over 8% of the total portfolio. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors credit quality based on past-due status and collection experience as there is a meaningful correlation between the past-due status of customers and the risk of loss.

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high risk. Watch accounts include accounts 31 to 90 days past-due and large accounts that are performing but are considered to be high risk. Watch accounts are not impaired. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past-due and other accounts on non-accrual status. The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Retail Customer
At June 30, 2013	Wholesale	Retail	Fleet	Owner / Operator	Total
Performing	$558.3	$1,165.1	$2,156.6	$363.5	$4,243.5
Watch		4.9	6.6		11.5
At-risk			17.7	3.1	20.8

Total	$558.3	$1,170.0	$2,180.9	$366.6	$4,275.8

	Dealer		Retail Customer
At December 31, 2012	Wholesale	Retail	Fleet	Owner / Operator	Total
Performing	$641.7	$1,207.1	$2,008.8	$385.7	$4,243.3
Watch		6.3	10.9	.4	17.6
At-risk		.1	14.0	4.5	18.6

Total	$641.7	$1,213.5	$2,033.7	$390.6	$4,279.5

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past-due status, the Company considers the entire contractual account balance past-due when any installment is over 30 days past-due. Substantially all customer accounts that were greater than 30 days past-due prior to credit modification became current upon modification for aging purposes.

	Dealer		Retail Customer
At June 30, 2013	Wholesale	Retail	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$558.3	$1,170.0	$2,172.0	$364.3	$4,264.6
31 – 60 days past-due			3.7	.3	4.0
Greater than 60 days past-due			5.2	2.0	7.2

Total	$558.3	$1,170.0	$2,180.9	$366.6	$4,275.8

	Dealer		Retail Customer
At December 31, 2012	Wholesale	Retail	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$641.7	$1,213.5	$2,025.9	$386.9	$4,268.0
31 – 60 days past-due			2.2	.7	2.9
Greater than 60 days past-due			5.6	3.0	8.6

Total	$641.7	$1,213.5	$2,033.7	$390.6	$4,279.5

Troubled Debt Restructurings

The balance of TDRs was $6.6 at June 30, 2013 and $11.0 at December 31, 2012, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$	$	$.3	$.3
Owner/Operator	.2	.2	.3	.3

	$.2	$.2	$.6	$.6

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$4.3	$4.3	$7.4	$7.4
Owner/Operator			.2	.2

	$4.3	$4.3	$7.6	$7.6

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2013 and 2012.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

TDRs modified during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past-due) during the period by portfolio class are as follows:

	Six Months Ended June 30
	2013	2012
Fleet	$.9	$3.6
Owner/Operator		.1

	$.9	$3.7

Included in the $3.6 of fleet redefaults for the six months ended June 30, 2012 is $3.4 from one customer, for which the Company had a specific reserve of $1.0. The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at June 30, 2013 and 2012.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory which is included in Other assets on the Balance Sheets. The balance of repossessed inventory at June 30, 2013 and December 31, 2012 was $2.5 and $10.4, respectively. Proceeds from the sales of repossessed assets were $11.0 and $5.1 for the six months ended June 30, 2013 and 2012, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expense on the Statements of Comprehensive Income and Retained Earnings.

Unamortized Loan Origination Costs

The unamortized loan origination costs at June 30, 2013 and December 31, 2012 were $12.1 and $12.2, respectively. This amount is included in Other assets on the Balance Sheets.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2013 and full year 2012 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Loans due to PACCAR were $218.0 at June 30, 2013 and December 31, 2012, respectively. The $218.0 loan due to PACCAR has an effective fixed interest rate of 6.88% and matures in February 2014.

Amounts outstanding at June 30, 2013 and December 31, 2012, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Australia and Canada are summarized below:

	June 30 2013	December 31 2012
Due from PACCAR and affiliates:
Loans due from PACCAR	$507.1	$428.4
Loans due from foreign finance affiliates	394.4	360.6
Direct financing leases due from affiliate	13.2	13.9
Receivables	235.2	246.9

Total	$1,149.9	$1,049.8

Due to PACCAR and affiliates:
Loans due to PACCAR	$218.0	$218.0
Payables	40.4	35.1

Total	$258.4	$253.1

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

There were no dividends declared or paid during the first six months of 2013 and 2012, respectively.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net income	$22.4	$20.7	$45.1	$39.7
Comprehensive income
Derivative contracts increase	2.4		3.7

Net comprehensive income	2.4		3.7

TOTAL COMPREHENSIVE INCOME	$24.8	$20.7	$48.8	$39.7

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCI) of $4.0 and $7.7 at June 30, 2013 and December 31, 2012, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the six months ended June 30, 2013 are as follow:

Unrealized Gains and Losses on Derivative Contracts
Balance at December 31, 2012	$(7.7)
Amounts recorded in AOCI
Unrealized loss on derivative contracts	1.8
Income tax effect	(.7)
Amounts reclassified out of AOCI
Interest and other borrowing costs	4.1
Income taxes	(1.5)

Net other comprehensive income	3.7

Balance at June 30, 2013	$(4.0)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2013. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Amounts shown below represent the balance of assets measured at fair value during the six months ended June 30, 2013 and twelve months ended December 31, 2012. Derivative contracts are measured on a recurring basis. These assets and liabilities are outlined in the table below:

Level 2	June 30 2013	December 31 2012
Assets:
Impaired loans, net of specific reserves (2013 - $.2 and 2012 - $.2)	$2.6	$4.9
Used trucks held for sale	7.7	12.4
Derivative contracts	1.4

Liabilities:
Derivative contracts	$8.1	$12.5

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements.

Impaired Loans: Impaired loans are considered collateral dependent. Accordingly, the evaluation of individual reserves considers the fair value of the associated collateral (estimated sales proceeds less the costs to sell).

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments charges related to units held at June 30, 2013 and 2012 were $.7 and $1.0 during the first six months of 2013 and 2012, respectively, and were recorded in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

Fair Value Disclosure of Other Financial Instruments

For financial instruments that are not recognized at fair value, the Company uses the following methods and assumptions to determine the fair value. These instruments are categorized as Level 2, except cash which is categorized as Level 1 and fixed-rate loans which are categorized as Level 3.

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

Commercial Paper and Medium-Term Notes: The carrying amounts of the Company’s commercial paper and variable medium-term notes approximate fair value. For fixed-rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at

June 30, 2013 and December 31, 2012 was as follows:

	June 30 2013		December 31 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR	$407.0	$404.5	$314.4	$315.3
Due from foreign finance affiliates	216.0	217.0	216.6	217.0
Fixed-rate loans	2,298.1	2,319.0	2,175.6	2,221.7

Liabilities:
Due to PACCAR	$218.0	$226.7	$218.0	$233.6
Fixed-rate debt	2,250.4	2,263.8	2,001.1	2,023.0

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

At June 30, 2013, the notional amount of these contracts totaled $1,142.0 with amounts expiring over the next seven years. Notional maturities for all interest rate contracts are $234.0 for the remainder of 2013, $601.0 for 2014, $150.0 for 2015, $112.0 for 2016, $20.0 for 2017 and $25.0 for 2020. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

As of June 30, 2013

Interest-Rate Contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Other assets	$1.4	$(.2)	$1.2
Liabilities:
Accounts payable, accrued expenses and other	$8.1	$(.2)	$7.9

As of December 31, 2012

Interest-Rate Contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Liabilities:
Accounts payable, accrued expenses and other	$12.5	$	$12.5

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at June 30, 2013.

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges on a quarterly basis. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the six months ended June 30, 2013 and 2012. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.9 years.

Amounts in accumulated other comprehensive loss are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $4.0, net of tax, included in accumulated other comprehensive loss as of June 30, 2013, $3.9, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized in other comprehensive income and into the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Pre-tax gain/(loss) on derivative contracts recognized in OCI	$1.8	$(2.5)	$1.8	$(5.7)

Expenses reclassified out of AOCI into Interest and other borrowing expenses	$1.9	$2.5	$4.1	$5.7

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing costs in the Statements of Comprehensive Income and Retained Earnings as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Interest-rate swaps	$	$(3.6)	$	$(1.6)
Term notes	$	$3.3	$	$1.2

In addition, the net interest income from the settlement of the interest-rate swaps was nil and $.7 for the six months ended June 30, 2013 and 2012, respectively.

NOTE G – Income Taxes

The effective income tax rate for the second quarter and first half of 2013 was 38.0% and 38.0% compared to 39.8% and 40.0% for the second quarter and first half of 2012 reflecting lower state tax expense in the second quarter and first half of 2013.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

	Three Months Ended			Six Months Ended
	June 30			June 30
	2013	2012	% Change	2013	2012	% Change
New business volume by product:
Retail loans and direct financing leases	$416.4	$439.2	(5%)	$691.4	$791.9	(13%)
Equipment on operating leases	121.3	192.1	(37%)	194.3	245.4	(21%)
Dealer master notes	63.4	82.5	(23%)	123.0	150.1	(18%)

	$601.1	$713.8	(16%)	$1,008.7	$1,187.4	(15%)

Average earning assets by product:
Retail loans and direct financing leases	$3,632.4	$3,184.7	14%	$3,613.1	$3,090.3	17%
Equipment on operating leases	1,062.3	922.9	15%	1,048.0	896.8	17%
Dealer wholesale financing	619.3	864.6	(28%)	615.6	790.9	(22%)
Dealer master notes	76.8	82.6	(7%)	82.4	80.7	2%

	$5,390.8	$5,054.8	7%	$5,359.1	$4,858.7	10%

Revenue by product:
Retail loans and direct financing leases	$44.8	$40.8	10%	$89.2	$80.4	11%
Equipment on operating leases	71.8	64.1	12%	141.1	124.4	13%
Dealer wholesale financing	4.6	6.6	(30%)	9.1	11.8	(23%)
Dealer master notes	.6	.8	(25%)	1.3	1.4	(7%)
Used truck sales, other revenues and fees	10.8	8.8	23%	32.8	20.1	63%

	$132.6	$121.1	9%	$273.5	$238.1	15%

Income before income taxes	$36.1	$34.4	5%	$72.7	$66.2	10%

Results of Operations

New Business Volume

New business volume in the second quarter and first half of 2013 decreased 16% and 15% from the second quarter and first half of 2012 due to lower retail sales of PACCAR trucks in 2013. In the second quarter and first six months of 2013, market share on new PACCAR trucks was 28.0% and 26.7% compared to 30.0% and 26.4% in the same periods in 2012. Equipment on operating lease new business volume in the second quarter and first half of 2013 decreased $70.8 and $51.1 from the second quarter and first half of 2012, attributable to lower operating lease fleet business in the first half of 2013. Dealer master note new business volume decreased $19.1 and $27.1 from the second quarter and first half of 2012 due to lower new truck sales resulting in decreased finance volume from dealers.

Income Before Income Taxes

The Company’s income before income taxes was $36.1 for the second quarter of 2013 compared to $34.4 for the second quarter of 2012. The increase in income before income taxes for the quarter was primarily the result of a higher finance margin of $2.1 and lower operating expenses of $.5, partially offset by lower results from used trucks and other of $.8.

The Company’s income before income taxes was $72.7 for the first half of 2013 compared to $66.2 for the first half of 2012. The increase in income before income taxes for the first half was primarily the result of a higher finance margin of $5.5 and a higher operating lease margin of $2.0, partially offset by a lower results from used truck and other of $1.5.

PACCAR FINANCIAL CORP. - FORM 10-Q

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended June 30, 2013 are outlined in the table below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Three Months Ended June 30, 2012	$47.9	$15.0	$32.9
Increase (decrease)
Average finance receivables	2.3		2.3
Average debt balances		2.3	(2.3)
Yields	1.2		1.2
Borrowing rates		(.9)	.9

Total increase	3.5	1.4	2.1

Three Months Ended June 30, 2013	$51.4	$16.4	$35.0

•

Average finance receivables increased $196.6 in the second quarter of 2013 as a result of retail portfolio new business volume exceeding repayments, partially offset by a decrease in dealer wholesale financing.

•

Average debt balances increased $655.7 in the second quarter of 2013. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and operating leases and increased intercompany loans to affiliated companies.

•

Average yield in the second quarter of 2013 was 4.76% compared to 4.66% in the second quarter of 2012. Average borrowing rates were 1.37% in the second quarter of 2013 compared to 1.45% in the second quarter of 2012. The decrease in borrowing rates was due to lower market rates.

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the six months ended June 30, 2013 are outlined in the table below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Six Months Ended June 30, 2012	$94.8	$30.6	$64.2
Increase (decrease)
Average finance receivables	8.2		8.2
Average debt balances		5.9	(5.9)
Yields	(.6)		(.6)
Borrowing rates		(3.8)	3.8

Total increase	7.6	2.1	5.5

Six Months Ended June 30, 2013	$102.4	$32.7	$69.7

•

Average finance receivables increased $349.2 in the first half of 2013 as a result of retail portfolio new business volume exceeding repayments, partially offset by a decrease in dealer wholesale financing.

•

Average debt balances increased $856.2 in the first half of 2013. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and operating leases and increased intercompany loans to affiliated companies.

•

Average yield in the first half of 2013 was 4.79% compared to 4.81% in first half of 2012. Average borrowing rates were 1.38% in the first half of 2013 compared to 1.57% in the first half of 2012. The decrease in borrowing rates was due to lower market rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended June 30, 2013 are outlined in the tables below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended June 30, 2012	$64.1	$51.0	$13.1
Increase (decrease)
Operating lease impairments		.1	(.1)
Results on returned lease assets		2.7	(2.7)
Average operating lease assets	6.8	5.5	1.3
Revenue and cost per asset	.9	(.5)	1.4

Total increase	7.7	7.8	(.1)

Three Months Ended June 30, 2013	$71.8	$58.8	$13.0

•	Results on returned lease assets were lower in 2013 compared to 2012 due to lower gains on used trucks.

•	Average operating lease assets increased as a result of a higher volume of equipment placed in service from higher demand for leased vehicles.

•	Revenue per asset increased due to higher fleet utilization and increased miles driven. Cost per asset decreased due to lower vehicle maintenance expenses.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the six months ended June 30, 2013 are outlined in the tables below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Six Months Ended June 30, 2012	$124.4	$99.7	$24.7
Increase (decrease)
Operating lease impairments		.2	(.2)
Results on returned lease assets		2.5	(2.5)
Average operating lease assets	13.9	11.2	2.7
Revenue and cost per asset	2.8	.8	2.0

Total increase	16.7	14.7	2.0

Six Months Ended June, 2013	$141.1	$114.4	$26.7

•	Results on returned lease assets were lower in 2013 compared to 2012 due to lower gains on used trucks.

•	Average operating lease assets increased as a result of a higher volume of equipment placed in service from higher demand for leased vehicles.

•	Revenue and cost per asset increased due to higher fleet utilization and increased miles driven.

PACCAR FINANCIAL CORP. - FORM 10-Q

Used truck sales and other revenue and cost of used trucks sales and other expenses are summarized below for the second quarter and first half of 2013 compared to the second quarter and first half of 2012:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Used truck sales and other revenues	$9.4	$9.1	$30.0	$18.9
Cost of used truck sales and other expenses	8.6	7.5	27.9	15.3

Results from used trucks and other	$.8	$1.6	$2.1	$3.6

Results from used trucks and other in the second quarter and first half of 2013 declined by $.8 and $1.5 from the second quarter and the first half of 2012, respectively. The decrease was primarily due to higher insurance claim expenses.

Allowance for Losses

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

	Six Months Ended June 30	Year Ended December 31	Six Months Ended June 30
	2013	2012	2012
Balance at beginning of period	$52.8	$58.8	$58.8
Provision for losses	4.4	9.1	3.8
Charge-offs	(3.3)	(16.9)	(3.7)
Recoveries	1.1	1.8	.8

Balance at end of period	$55.0	$52.8	$59.7

Ratios:
Charge offs, net of recoveries ($2.2 in 2013) to average total portfolio ($4,311.1 in 2013) annualized at June 30, 2013	.10%	.37%	.15%

Allowance for losses ($55.0 in 2013) to period-end total portfolio ($4,308.2 in 2013)	1.28%	1.22%	1.43%

Period-end retail loan and lease receivables past due, over 30 days, ($11.2 in 2013) to period-end retail loan and lease receivables ($3,642.1 in 2013)	.31%	.32%	.96%

The provision for losses on receivables in the first half of 2013 increased to $4.4 from $3.8 in the first half of 2012 primarily due to portfolio growth in 2013.

Charge-offs, net of recoveries, decreased $.7 to $2.2 from $2.9 in 2012 due to favorable operating conditions and cash flows for customers.

PACCAR FINANCIAL CORP. - FORM 10-Q

Retail loan and lease receivables past-due over 30 days at June 30, 2013 was .31% compared to .32% at December 31, 2012 and .96% at June 30, 2012. Included in June 30, 2012 past-due percentage is .77% related to one large customer. At June 30, 2013, the Company had $3.4 of specific loss reserves for all accounts considered to be at-risk. The Company continues to focus on maintaining low past-due balances.

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.2 of accounts during the second quarter of 2013, $3.2 of accounts during the fourth quarter of 2012 and $2.5 of accounts during the second quarter of 2012 that were 30+ days past-due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past-due would have been as follows:

	June 30 2013	December 31 2012	June 30 2012
Pro forma percentage of retail loan and lease accounts 30+ days past due	.31%	.41%	1.04%

Modifications of accounts in prior quarters that were more than 30 days past-due at the time of modification are included in past-dues if they were not performing under the modified terms at June 30, 2013, December 31, 2012 and June 30, 2012. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2013 and December 31, 2012. See “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

The post-modification balance of accounts modified during the six months ended June 30, 2013 and 2012 are summarized below:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$111.0	5.2%	$86.8	4.2%
Insignificant delay	43.6	2.1%	29.1	1.4%
Credit - no concession	1.7	.1%	2.2	.1%
Credit - TDR	.6		7.6	.4%

	$156.9	7.4%	$125.7	6.1%

*	Recorded investment immediately after modification as a percentage of ending portfolio, on an annualized basis.

Total modification activity increased in the first six months of 2013 compared to the first six months of 2012 primarily due to higher commercial and insignificant delay modifications. Commercial modifications of $111.0 in 2013 compared to $86.8 in 2012 reflect higher levels of auxiliary equipment financing and end of contract modifications. Insignificant delay modifications increased to $43.6 in 2013 from $29.1 in 2012 mainly due to granting one large fleet customer a one-month extension.

The Company’s portfolio is concentrated with customers in the heavy- and medium- duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30 2013		December 31 2012		June 30 2012
Retail loans	$2,354.4	54%	$2,242.1	52%	$2,047.5	49%
Retail leases	1,287.7	30%	1,303.3	30%	1,181.1	28%
Dealer wholesale financing	558.3	13%	641.7	15%	838.7	20%
Dealer master notes	75.4	2%	92.4	2%	79.9	2%
Other*	32.4	1%	32.4	1%	37.2	1%

Total portfolio	$4,308.2	100%	$4,311.9	100%	$4,184.4	100%

*	Operating lease and other trade receivables.

Retail loans increased to $2,354.4 at June 30, 2013 compared to $2,242.1 at December 31, 2012 due to new business volume exceeding collections.

Retail leases decreased to $1,287.7 at June 30, 2013 compared to $1,303.3 at December 31, 2012 due to collections exceeding new business volume.

Dealer wholesale financing balances decreased to $558.3 at June 30, 2013 compared to $641.7 at December 31, 2012 due to lower new truck inventory.

Dealer master notes decreased to $75.4 at June 30, 2013 compared to $92.4 at December 31, 2012 due to repayments exceeding new business volume. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of June 30, 2013, the underlying pledged contracts were $121.8 upon which the dealers have available $46.5 as potential additional borrowing capacity.

PACCAR FINANCIAL CORP. - FORM 10-Q

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The effective income tax rate for the second quarter and first half of 2013 was 38.0% and 38.0% compared to 39.8% and 40.0% for the second quarter and first half of 2012 reflecting lower state tax expense in the second quarter and first half of 2013.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax provision for the first half of 2013 was $2.5 compared to a deferred income tax benefit of $11.5 for the first half of 2012. The Company’s net deferred tax liability increased to $732.8 at June 30, 2013 from $728.1 at December 31, 2012. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2013.

Company Outlook

Truck industry retail sales in the U.S. in 2013 are expected to be 180,000 – 200,000 units compared to 194,700 units in 2012. Average earning assets this year are expected to increase approximately 5% as new business financing from truck sales exceeds customer collections. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past-due accounts, truck repossessions and credit losses would likely increase from the current low levels. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at June 30, 2013 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

Any significant decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2012, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total principal amount of medium-term notes outstanding for the Company as of June 30, 2013 was $3,100.0.

Loans due to PACCAR were $218.0 at $218.0 at June 30, 2013 and December 31, 2012, respectively. The $218.0 loan due to PACCAR has an effective fixed interest rate of 6.88% and matures in February 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

PACCAR FINANCIAL CORP. - FORM 10-Q

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at June 30, 2013. Of this amount, $1,000.0 expires in June 2014, $1,000.0 expires in 2017 and $1,000.0 expires in 2018. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $1,868.3 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $1,131.7 is allocated to the following subsidiaries: $374.5 is available for use by PACCAR’s United Kingdom and Dutch finance subsidiaries, $346.4 is available for use by PACCAR’s Canadian finance subsidiary, $230.6 is available for use by PACCAR’s Mexican finance subsidiary, and $180.2 is available for use by PACCAR’s Australian finance subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2013 and the year ended December 31, 2012.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

PART II – OTHER INFORMATION

Items 2 and 3 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

Item 4 is not applicable.

For Item 5, there was no reportable information during the six months ended June 30, 2013.

ITEM 1.	LEGAL PROCEEDINGS

On June 3, 2013, PACCAR and the Company entered into a settlement with the United States Securities and Exchange Commission (“SEC”) that fully resolves the previously reported SEC investigation into PACCAR’s financial reporting from 2008 to 2011. PACCAR cooperated fully with the SEC’s investigation. PACCAR and the Company settled without admitting or denying the SEC’s allegations and agreed to pay a $225 thousand civil penalty. PACCAR began reporting its aftermarket parts business as a separate segment and implemented additional procedures and controls for the finance business. The resolution does not require a restatement of PACCAR’s or the Company’s financial results for any period.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2012 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2013.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date August 7, 2013	By	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

	By	/s/ Gary L. Watkins
Gary L. Watkins
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company	10-K	March 26, 1985	3.1	001-11677

	(b)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

	(c)	By-laws of the Company	10-Q	October 20, 1983	3.2	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B	S-3	November 7, 2012	4.4	333-184808

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2013 and 2012

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six month periods ended June 30, 2013 and 2012

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer

(b)	Certification of Principal Financial Officer

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document