Form 10-Q
period 2013-09-30
PACCAR FINANCIAL CORP
filed 2013-11-07
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Common Stock, $100 par value – 145,000 shares as of October 31, 2013

THE REGISTRANT IS A WHOLLY OWNED DIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. – FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Interest and fee income	$52.0	$51.9	$154.4	$146.7
Operating lease and rental revenues	75.8	67.0	216.9	191.4
Used truck sales and other revenues	7.9	9.8	37.9	28.7

TOTAL INTEREST AND OTHER REVENUE	135.7	128.7	409.2	366.8

Interest and other borrowing costs	15.8	16.5	48.5	47.1
Depreciation and other rental expenses	61.0	55.7	175.4	155.4
Cost of used truck sales and other expenses	5.7	9.2	33.6	24.5
Selling, general and administrative expenses	10.8	10.2	32.2	32.7
Provision for losses on receivables	1.5	1.6	5.9	5.4

TOTAL EXPENSES	94.8	93.2	295.6	265.1

INCOME BEFORE INCOME TAXES	40.9	35.5	113.6	101.7

Income taxes	15.5	13.5	43.1	40.0

NET INCOME	$25.4	$22.0	$70.5	$61.7

COMPREHENSIVE INCOME	$25.6	$21.0	$74.4	$60.7

RETAINED EARNINGS AT BEGINNING OF PERIOD	$740.5	$651.4	$695.4	$611.7

RETAINED EARNINGS AT END OF PERIOD	$765.9	$673.4	$765.9	$673.4

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	September 30 2013	December 31 2012*
	(Unaudited)
ASSETS

Cash	$34.8	$26.6
Finance and other receivables, net of allowance for losses (2013 - $55.3 and 2012 - $52.8)	4,334.1	4,259.1
Due from PACCAR and affiliates	1,346.2	1,049.8
Equipment on operating leases, net of accumulated depreciation (2013 - $438.2 and 2012 - $355.3)	1,142.0	1,042.2
Other assets	152.3	160.0

TOTAL ASSETS	$7,009.4	$6,537.7

LIABILITIES

Accounts payable, accrued expenses and other	$186.8	$170.3
Due to PACCAR and affiliates	240.8	253.1
Commercial paper	1,275.7	1,819.6
Medium-term notes	3,599.8	2,701.1
Deferred taxes and other liabilities	791.2	755.7

TOTAL LIABILITIES	$6,094.3	$5,699.8

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	107.5	104.7
Retained earnings	765.9	695.4
Accumulated other comprehensive loss	(3.8)	(7.7)

TOTAL STOCKHOLDER’S EQUITY	$915.1	$837.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$7,009.4	$6,537.7

*	The December 31, 2012 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Nine Months Ended September 30
	2013	2012
OPERATING ACTIVITIES

Net income	$70.5	$61.7
Items included in net income not affecting cash:
Depreciation and amortization	162.3	138.7
Provision for losses on receivables	5.9	5.4
Deferred taxes	33.8	20.3
Administrative fees for services from PACCAR	2.8
Increase (decrease) in payables and other	26.3	(66.8)

NET CASH PROVIDED BY OPERATING ACTIVITIES	301.6	159.3

INVESTING ACTIVITIES

Finance and other receivables originated	(1,282.7)	(1,454.1)
Collections on finance and other receivables	1,133.1	1,042.9
Net decrease (increase) in wholesale receivables	62.9	(146.0)
Loans to PACCAR and affiliates	(395.5)	(376.0)
Collections on loans from PACCAR and affiliates	220.5	40.0
Net increase in other receivables and leases to PACCAR and affiliates	(125.4)	(14.7)
Acquisition of equipment on operating leases, primarily from PACCAR	(316.6)	(381.0)
Proceeds from disposal of equipment	94.0	73.7
Decrease in restricted cash		15.0
Acquisition of trucks for lease and other	(39.8)	(51.8)

NET CASH USED IN INVESTING ACTIVITIES	(649.5)	(1,252.0)

FINANCING ACTIVITIES

Net decrease in commercial paper	(543.9)	(74.4)
Proceeds from medium-term notes	1,450.0	1,349.3
Payments of medium-term notes	(550.0)
Payments to PACCAR		(197.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	356.1	1,077.9

NET INCREASE (DECREASE) IN CASH	8.2	(14.8)

CASH AT BEGINNING OF PERIOD	26.6	33.2

CASH AT END OF PERIOD	$34.8	$18.4

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements:

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if available under the applicable tax jurisdiction. The ASU is effective for annual periods beginning after December 15, 2013 and interim periods within those annual periods. The Company does not expect the adoption of the ASU to have an impact on its financial statements.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. government and London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The ASU is effective for qualifying new or redesignated hedging relationships entered on or after July 17, 2013. The Company adopted ASU 2013-10 in the third quarter of 2013; the implementation of this amendment did not have an impact on the Company’s financial statements.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	September 30 2013	December 31 2012
Retail loans	$2,374.3	$2,242.1
Retail direct financing leases	1,472.4	1,451.8
Dealer wholesale financing	578.8	641.7
Dealer master notes	76.9	92.4
Operating lease and other trade receivables	31.5	32.4
Unearned interest on finance leases	(144.5)	(148.5)

Total portfolio	$4,389.4	$4,311.9
Less allowance for losses:
Loans and leases	(50.9)	(47.8)
Dealer wholesale financing	(3.1)	(3.9)
Operating lease and other trade receivables	(1.3)	(1.1)

Total portfolio, net of allowance for losses	$4,334.1	$4,259.1

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past-due were accruing interest at September 30, 2013 or December 31, 2012. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by four months in 2013 and in 2012 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2013 and December 31, 2012.

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

The allowance for credit losses is summarized as follows:

	2013
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.9	$10.7	$37.1	$1.1	$52.8
Provision for losses	(.8)		6.4	.3	5.9
Charge-offs			(5.1)	(.1)	(5.2)
Recoveries			1.8		1.8

Balance at September 30	$3.1	$10.7	$40.2	$1.3	$55.3

	2012
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.4	$9.9	$44.4	$1.1	$58.8
Provision for losses	1.2	.9	3.3		5.4
Charge-offs			(6.7)	(.1)	(6.8)
Recoveries			1.2		1.2

Balance at September 30	$4.6	$10.8	$42.2	$1.0	$58.6

*	Operating lease and other trade receivables.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer		Customer
At September 30, 2013	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$21.3	$21.3
Allowance for impaired finance receivables determined individually			2.8	2.8
Recorded investment for finance receivables evaluated collectively	$578.8	$1,196.0	2,561.8	4,336.6
Allowance for finance receivables determined collectively	3.1	10.7	37.4	51.2

	Dealer		Customer
At December 31, 2012	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually		$.1	$18.5	$18.6
Allowance for impaired finance receivables determined individually			2.1	2.1
Recorded investment for finance receivables evaluated collectively	$641.7	1,213.4	2,405.8	4,260.9
Allowance for finance receivables determined collectively	3.9	10.7	35.0	49.6

The recorded investment for finance receivables that are on non-accrual status is as follows:

	September 30 2013	December 31 2012
Dealer:
Wholesale
Retail		$.1
Customer Retail:
Fleet	$18.5	14.0
Owner/Operator	2.8	4.5

	$21.3	$18.6

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans with no specific reserves were nil and $2.9 at September 30, 2013 and December 31, 2012, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of September 30, 2013 and December 31, 2012 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At September 30, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve			$15.3	$2.7	$18.0
Associated allowance			(1.4)	(.7)	(2.1)

Net carrying amount of impaired loans			$13.9	$2.0	$15.9

Average recorded investment*			$13.8	$3.7	$17.5

* Represents the average during the 12 months ended September 30, 2013.

	Dealer		Customer Retail
At December 31, 2012	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve			$9.4	$4.3	$13.7
Associated allowance			(.7)	(1.1)	(1.8)

Net carrying amount of impaired loans			$8.7	$3.2	$11.9

Average recorded investment*			$10.9	$6.1	$17.0

*	Represents the average during the 12 months ended September 30, 2012.

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Interest income recognized:
Dealer:
Wholesale
Retail
Customer Retail:
Fleet	$.3	$.2	$1.0	$.4
Owner/Operator	.1	.1	.4	.4

	$.4	$.3	$1.4	$.8

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

	Dealer		Customer Retail
At September 30, 2013	Wholesale	Retail	Fleet	Owner / Operator	Total
Performing	$578.8	$1,189.6	$2,196.7	$358.7	$4,323.8
Watch		6.4	6.2	.2	12.8
At-risk			18.5	2.8	21.3

Total	$578.8	$1,196.0	$2,221.4	$361.7	$4,357.9

	Dealer		Customer Retail
At December 31, 2012	Wholesale	Retail	Fleet	Owner / Operator	Total
Performing	$641.7	$1,207.1	$2,008.8	$385.7	$4,243.3
Watch		6.3	10.9	.4	17.6
At-risk		.1	14.0	4.5	18.6

Total	$641.7	$1,213.5	$2,033.7	$390.6	$4,279.5

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past-due status, the Company considers the entire contractual account balance past-due when any installment is over 30 days past-due. Substantially all customer accounts that were greater than 30 days past-due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At September 30, 2013	Wholesale	Retail	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$578.8	$1,196.0	$2,207.9	$359.3	$4,342.0
31 – 60 days past-due			5.0	.7	5.7
Greater than 60 days past-due			8.5	1.7	10.2

Total	$578.8	$1,196.0	$2,221.4	$361.7	$4,357.9

	Dealer		Retail Customer
At December 31, 2012	Wholesale	Retail	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$641.7	$1,213.5	$2,025.9	$386.9	$4,268.0
31 – 60 days past-due			2.2	.7	2.9
Greater than 60 days past-due			5.6	3.0	8.6

Total	$641.7	$1,213.5	$2,033.7	$390.6	$4,279.5

Troubled Debt Restructurings

The balance of TDRs was $5.2 at September 30, 2013 and $11.0 at December 31, 2012, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$.2	$.2	$.5	$.5
Owner/Operator			.3	.3

	$.2	$.2	$.8	$.8

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$7.2	$7.2	$16.0	$16.0
Owner/Operator			.4	.4

	$7.2	$7.2	$16.4	$16.4

The effect on the allowance for credit losses from such modifications was not significant at September 30, 2013 and 2012.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

TDRs modified during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past-due) during the period by portfolio class are as follows:

	Nine Months Ended September 30
	2013	2012
Fleet	$.3	$4.8
Owner/Operator

	$.3	$4.8

The $4.8 of fleet redefaults for the nine months ended September 30, 2012 is from one customer. This account was supported by $3.0 of collateral and a specific reserve of $1.8. The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at September 30, 2013 and 2012.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment on operating lease. The Company records the vehicles as used truck inventory which is included in Other assets on the Balance Sheets. The balance of repossessed inventory at September 30, 2013 and December 31, 2012 was $2.2 and $10.4, respectively. Proceeds from the sales of repossessed assets were $13.8 and $8.3 for the nine months ended September 30, 2013 and 2012, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expense on the Statements of Comprehensive Income and Retained Earnings.

Unamortized Loan Origination Costs

The unamortized loan origination costs at September 30, 2013 and December 31, 2012 were $12.3 and $12.2, respectively. This amount is included in Other assets on the Balance Sheets.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2013 and full year 2012 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at September 30, 2013 and December 31, 2012, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Australia and Canada are summarized below:

	September 30 2013	December 31 2012
Due from PACCAR and affiliates:
Loans due from PACCAR	$650.5	$428.4
Loans due from foreign finance affiliates	431.0	360.6
Direct financing leases due from affiliate	13.5	13.9
Receivables	251.2	246.9

Total	$1,346.2	$1,049.8

Due to PACCAR and affiliates:
Loans due to PACCAR	$218.0	$218.0
Payables	22.8	35.1

Total	$240.8	$253.1

The Company provides direct financing leases to a dealer location operated by an affiliate of PACCAR.

Loans due to PACCAR were $218.0 at September 30, 2013 and December 31, 2012. The $218.0 loan due to PACCAR has an effective fixed interest rate of 6.88% and matures in February 2014.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s specific use of the services and PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis.

There were no dividends declared or paid during the first nine months of 2013 and 2012, respectively.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net income	$25.4	$22.0	$70.5	$61.7
Comprehensive income
Derivative contracts increase (decrease)	.2	(1.0)	3.9	(1.0)

Net comprehensive income (loss)	.2	(1.0)	3.9	(1.0)

TOTAL COMPREHENSIVE INCOME	$25.6	$21.0	$74.4	$60.7

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCI) of $3.8 and $7.7 at September 30, 2013 and December 31, 2012, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the nine months ended September 30, 2013 are as follows:

Unrealized Gains (Losses) on Derivative Contracts
Balance at December 31, 2012	$(7.7)
Amounts recorded in AOCI
Unrealized gain on derivative contracts	.2
Income tax effect	(.1)
Amounts reclassified out of AOCI
Interest and other borrowing costs	6.2
Income taxes	(2.4)

Net other comprehensive income	3.9

Balance at September 30, 2013	$(3.8)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Amounts shown below represent the balance of assets measured at fair value during the nine months ended September 30, 2013 and twelve months ended December 31, 2012. Derivative contracts are measured on a recurring basis. These assets and liabilities are outlined in the table below:

Level 2	September 30 2013	December 31 2012
Assets:
Impaired loans, net of specific reserves (2013 - $.4 and 2012 - $.2)	$7.2	$4.9
Used trucks held for sale	6.2	12.4
Derivative contracts	1.1

Liabilities:
Derivative contracts	7.3	12.5

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements.

Impaired Loans: Impaired loans are considered collateral dependent. Accordingly, the evaluation of individual reserves considers the fair value of the associated collateral (estimated sales proceeds less the costs to sell).

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments charges related to units held at September 30, 2013 and 2012 were $1.0 and $1.4 during the first nine months of 2013 and 2012, respectively, and were recorded in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at September 30, 2013 and December 31, 2012 was as follows:

	September 30 2013		December 31 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR	$550.5	$553.0	$314.4	$315.3
Due from foreign finance affiliates	216.0	218.8	216.6	217.0
Fixed-rate loans	2,320.1	2,348.5	2,175.6	2,221.7

Liabilities:
Due to PACCAR	218.0	223.2	218.0	233.6
Fixed-rate debt	2,749.9	2,771.2	2,001.1	2,023.0

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

At September 30, 2013, the notional amount of these contracts totaled $1,244.0 with amounts expiring over the next seven years. Notional maturities for all interest rate contracts are $161.0 for the remainder of 2013, $601.0 for 2014, $325.0 for 2015, $112.0 for 2016, $20.0 for 2017 and $25.0 for 2020. The majority of these contracts are floating to fixed rate swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

As of September 30, 2013

Interest-Rate Contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Other assets	$1.1		$1.1
Liabilities:
Accounts payable, accrued expenses and other	7.3		7.3

As of December 31, 2012

Interest-Rate Contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Liabilities:
Accounts payable, accrued expenses and other	$12.5		$12.5

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at September 30, 2013.

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges on a quarterly basis. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the nine months ended September 30, 2013 and 2012. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.6 years.

Amounts in accumulated other comprehensive loss are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. Of the $3.8, net of tax, included in accumulated other comprehensive loss as of September 30, 2013, $3.8, net of tax, is expected to be reclassified to interest expense in the following 12 months.

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

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized in other comprehensive income and into the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Pre-tax gain (loss) on derivative contracts recognized in OCI	$(1.6)	$(3.7)	$.2	$(9.4)

Expenses reclassified out of AOCI into Interest and other borrowing expenses	2.0	2.0	6.2	7.7

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing costs in the Statements of Comprehensive Income and Retained Earnings as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Interest-rate swaps	$	$(.7)	$	$(2.3)
Term notes		.9		2.1

In addition, the net interest income from the settlement of the interest-rate swaps was nil and $.9 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE G – Income Taxes

The effective income tax rate for the third quarter and first nine months of 2013 was 37.9% and 37.9%, respectively, compared to 38.0% and 39.3% for the third quarter and first nine months of 2012, respectively, reflecting higher state tax expense in the third quarter and first nine months of 2012 compared to 2013.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2013	2012	% Change	2013	2012	% Change
New business volume by product:
Retail loans and direct financing leases	$388.2	$443.7	(13%)	$1,079.6	$1,235.6	(13%)
Equipment on operating leases	123.8	135.8	(9%)	318.1	381.2	(17%)
Dealer master notes	70.5	58.6	20%	193.5	208.7	(7%)

	$582.5	$638.1	(9%)	$1,591.2	$1,825.5	(13%)

Average earning assets by product:
Retail loans and direct financing leases	$3,736.6	$3,351.0	12%	$3,654.7	$3,177.9	15%
Equipment on operating leases	1,115.9	1,011.3	10%	1,070.8	935.1	15%
Dealer wholesale financing	639.8	816.0	(22%)	623.7	799.6	(22%)
Dealer master notes	75.8	81.0	(6%)	80.1	80.8	(1%)

	$5,568.1	$5,259.3	6%	$5,429.3	$4,993.4	9%

Revenue by product:
Retail loans and direct financing leases	$45.8	$43.5	5%	$135.0	$123.8	9%
Equipment on operating leases	75.8	67.0	13%	216.9	191.4	13%
Dealer wholesale financing	4.4	6.2	(29%)	13.5	18.0	(25%)
Dealer master notes	.6	.7	(10%)	2.0	2.2	(11%)
Used truck sales, other revenues and fees	9.1	11.3	(20%)	41.8	31.4	33%

	$135.7	$128.7	5%	$409.2	$366.8	12%

Income before income taxes	$40.9	$35.5	15%	$113.6	$101.7	12%

Results of Operations

New Business Volume

New business volume in the third quarter and first nine months of 2013 decreased 9% and 13% from the third quarter and first nine months of 2012 due to lower retail sales of PACCAR trucks in 2013 and a lower share of retail sales financed. In the third quarter and first nine months of 2013, financial services market share on new PACCAR trucks was 26.4% and 26.6% compared to 32.6% and 28.3% in the same periods in 2012. Equipment on operating lease new business volume in the third quarter and first nine months of 2013 decreased $12.0 and $63.1 from the third quarter and first nine months of 2012, attributable to lower operating lease fleet business in 2013. Dealer master note new business volume increased $11.9 from the third quarter of 2012 due to increased finance volume from dealers. Dealer master note new business volume decreased $15.2 from the first nine months of 2012 due lower new truck sales resulting in decreased finance volume from dealers.

PACCAR FINANCIAL CORP. - FORM 10-Q

Income Before Income Taxes

The Company’s income before income taxes was $40.9 for the third quarter of 2013 compared to $35.5 for the third quarter of 2012. The increase in income before income taxes for the quarter was primarily the result of a higher operating lease margin of $3.5 and higher results from used trucks and other of $1.6.

The Company’s income before income taxes was $113.6 for the first nine months of 2013 compared to $101.7 for the first nine months of 2012. The increase in income before income taxes for the first nine months was primarily the result of a higher finance margin of $6.3 and a higher operating lease margin of $5.5.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended September 30, 2013 are outlined in the table below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Three Months Ended September 30, 2012	$51.9	$16.5	$35.4
Increase (decrease)
Average finance receivables	2.2		2.2
Average receivables from PACCAR and affiliates	.5		.5
Average debt balances		1.3	(1.3)
Yields	(2.6)		(2.6)
Borrowing rates		(2.0)	2.0

Total increase (decrease)	.1	(.7)	.8

Three Months Ended September 30, 2013	$52.0	$15.8	$36.2

•

Average finance receivables increased $204.2 in the third quarter of 2013 as a result of retail portfolio new business volume exceeding repayments, partially offset by a decrease in dealer wholesale financing.

•	Average receivables from PACCAR and affiliates increased $316.8 in the third quarter of 2013 as a result of new loans to affiliated companies exceeding repayments.

•

Average debt balances increased $470.6 in the third quarter of 2013. The higher average debt balances reflect increased funding for intercompany loans and the higher average earning asset portfolio, including loans, finance leases and operating leases.

•

Average yields in the third quarter of 2013 were 4.64% compared to 4.86% in the third quarter of 2012. Average borrowing rates in the third quarter of 2013 were 1.24% compared to 1.44% in the third quarter of 2012. The decrease in yields and borrowing rates were due to lower market rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the nine months ended September 30, 2013 are outlined in the table below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Nine Months Ended September 30, 2012	$146.7	$47.1	$99.6
Increase (decrease)
Average finance receivables	10.2		10.2
Average receivables from PACCAR and affiliates	2.4		2.4
Average debt balances	(4.9)	7.2	(7.2)
Yields			(4.9)
Borrowing rates		(5.8)	5.8

Total increase	7.7	1.4	6.3

Nine Months Ended September 30, 2013	$154.4	$48.5	$105.9

•

Average finance receivables increased $300.2 in the first nine months of 2013 as a result of retail portfolio new business volume exceeding repayments, partially offset by a decrease in dealer wholesale financing.

•	Average receivables from PACCAR and affiliates increased $404.7 in the first nine months of 2013 as a result of new loans to affiliated companies exceeding repayments.

•

Average debt balances increased $727.7 in the first nine months of 2013. The higher average debt balances reflect increased funding for intercompany loans and higher average earning asset portfolio, including loans, finance leases and operating leases.

•

Average yields in the first nine months of 2013 were 4.74% compared to 4.83% in the first nine months of 2012. Average borrowing rates in the first nine months of 2013 were 1.33% compared to 1.52% in the third quarter of 2012. The decrease in yields and borrowing rates were due to lower market rates.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended September 30, 2013 are outlined in the tables below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended September 30, 2012	$67.0	$55.7	$11.3
Increase (decrease)
Operating lease impairments		.1	(.1)
Results on returned lease assets		(1.4)	1.4
Average operating lease assets	7.3	5.8	1.5
Revenue and cost per asset	1.5	.8	.7

Total increase	8.8	5.3	3.5

Three Months Ended September 30, 2013	$75.8	$61.0	$14.8

•	Results on returned lease assets were higher in 2013 compared to 2012 due to higher gains on used trucks.

•	Average operating lease assets increased as a result of higher demand for leased vehicles.

•	Revenue and cost per asset increased due to higher fleet utilization and increased miles driven.

PACCAR FINANCIAL CORP. - FORM 10-Q

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the nine months ended September 30, 2013 are outlined in the tables below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Nine Months Ended September 30, 2012	$191.4	$155.4	$36.0
Increase (decrease)
Operating lease impairments		.3	(.3)
Results on returned lease assets		1.1	(1.1)
Average operating lease assets	21.2	17.0	4.2
Revenue and cost per asset	4.3	1.6	2.7

Total increase	25.5	20.0	5.5

Nine Months Ended September 30, 2013	$216.9	$175.4	$41.5

•	Results on returned lease assets were lower in 2013 compared to 2012 due to lower gains on used trucks.

•	Average operating lease assets increased as a result of higher demand for leased vehicles.

•	Revenue and cost per asset increased due to higher fleet utilization and increased miles driven.

Used truck sales and other revenue and cost of used trucks sales and other expenses are summarized below for the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Used truck sales and other revenues	$7.9	$9.8	$37.9	$28.7
Cost of used truck sales and other expenses	5.7	9.2	33.6	24.5

Results from used trucks and other	$2.2	$.6	$4.3	$4.2

Results from used trucks and other in the third quarter of 2013 increased by $1.6 from the third quarter of 2012, due to higher used truck margins.

PACCAR FINANCIAL CORP. - FORM 10-Q

Allowance for Losses

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

	Nine Months Ended September 30	Year Ended December 31	Nine Months Ended September 30
	2013	2012	2012
Balance at beginning of period	$52.8	$58.8	$58.8
Provision for losses	5.9	9.1	5.4
Charge-offs	(5.2)	(16.9)	(6.8)
Recoveries	1.8	1.8	1.2

Balance at end of period	$55.3	$52.8	$58.6

Ratios:
Charge offs, net of recoveries ($3.4 in 2013) to average total portfolio ($4,358.5 in 2013) annualized at September 30, 2013	.10%	.37%	.18%

Allowance for losses ($55.3 in 2013) to period-end total portfolio ($4,389.4 in 2013)	1.26%	1.22%	1.40%

Period-end retail loan and lease receivables past due, over 30 days, ($15.9 in 2013) to period-end retail loan and lease receivables ($3,702.2 in 2013)	.43%	.32%	.89%

The provision for losses on receivables in the first nine months of 2013 increased to $5.9 from $5.4 in the first nine months of 2012 primarily due to portfolio growth in 2013.

Charge-offs, net of recoveries, decreased $2.2 to $3.4 from $5.6 in 2012 due to favorable operating conditions and cash flows for customers.

Retail loan and lease receivables past-due over 30 days at September 30, 2013 was .43% compared to .32% at December 31, 2012 and .89% at September 30, 2012. Included in September 30, 2012 past-due percentage is .66% related to one large customer. At September 30, 2013, the Company had $2.8 of specific loss reserves for all accounts considered to be at-risk. The Company continues to focus on maintaining low past-due balances.

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified nil accounts during the third quarter of 2013, $3.2 of accounts during the fourth quarter of 2012 and $.3 of accounts during the third quarter of 2012 that were 30+ days past-due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past-due would have been as follows:

	September 30 2013	December 31 2012	September 30 2012
Pro forma percentage of retail loan and lease accounts 30+ days past due	.43%	.41%	.90%

Modifications of accounts in prior quarters that were more than 30 days past-due at the time of modification are included in past-dues if they were not performing under the modified terms at September 30, 2013, December 31, 2012 and September 30, 2012. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2013, December 31, 2012 and September 30, 2012. See “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

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

The post-modification balance of accounts modified during the nine months ended September 30, 2013 and 2012 are summarized below:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$159.8	4.9%	$122.7	3.9%
Insignificant delay	65.0	2.0%	36.4	1.2%
Credit - no concession	2.1	.1%	2.7	.1%
Credit - TDR	.8	.02%	16.4	.5%

	$227.7	7.0%	$178.2	5.7%

*	Recorded investment immediately after modification as a percentage of ending portfolio, on an annualized basis.

During the first nine months of 2013 total modification activity increased compared to the first nine months of 2012 due to higher commercial and insignificant delay modifications. Commercial modifications of $159.8 in 2013 compared to $122.7 in 2012 reflect higher levels of auxiliary equipment financing and end of contract modifications. Insignificant delay modifications increased to $65.0 in 2013 from $36.4 in 2012 mainly due to granting one large fleet customer a one-month extension.

The Company’s portfolio is concentrated with customers in the heavy- and medium- duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30 2013		December 31 2012		September 30 2012
Retail loans	$2,374.3	54%	$2,242.1	52%	$2,120.6	51%
Retail leases	1,327.9	30%	1,303.3	30%	1,227.2	29%
Dealer wholesale financing	578.8	13%	641.7	15%	722.5	17%
Dealer master notes	76.9	2%	92.4	2%	82.9	2%
Other*	31.5	1%	32.4	1%	30.0	1%

Total portfolio	$4,389.4	100%	$4,311.9	100%	$4,183.2	100%

*	Operating lease and other trade receivables.

PACCAR FINANCIAL CORP. - FORM 10-Q

Retail loans increased to $2,374.3 at September 30, 2013 compared to $2,242.1 at December 31, 2012 due to new business volume exceeding collections.

Retail leases increased to $1,327.9 at September 30, 2013 compared to $1,303.3 at December 31, 2012 due to new business volume exceeding collections.

Dealer wholesale financing balances decreased to $578.8 at September 30, 2013 compared to $641.7 at December 31, 2012 due to lower new truck inventory.

Dealer master notes decreased to $76.9 at September 30, 2013 compared to $92.4 at December 31, 2012 due to repayments exceeding new business volume. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of September 30, 2013, the underlying pledged contracts were $130.6 upon which the dealers have available $53.7 as potential additional borrowing capacity.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The effective income tax rate for the third quarter and first nine months of 2013 was 37.9% and 37.9%, respectively, compared to 38.0% and 39.3% for the third quarter and first nine months of 2012, respectively, reflecting higher state tax expense in the third quarter and first nine months of 2012 compared to 2013.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax expense for the first nine months of 2013 was $33.8 compared to a deferred income tax expense of $20.3 for the first nine months of 2012. The Company’s net deferred tax liability increased to $764.3 at September 30, 2013 from $728.1 at December 31, 2012. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2013.

Company Outlook

Truck industry Class 8 retail sales in the U.S. in 2013 are expected to be 180,000 – 190,000 units compared to 194,700 units in 2012. Truck industry Class 8 retail sales in 2014 are expected to be 190,000 – 220,000. Average earning assets in the fourth quarter are expected to be slightly higher than current levels, and in 2014 may grow further based on truck industry forecasts. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past-due accounts, truck repossessions and credit losses would likely increase from the current low levels. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at September 30, 2013 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

PACCAR FINANCIAL CORP. - FORM 10-Q

Any significant decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2012, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total principal amount of medium-term notes outstanding for the Company as of September 30, 2013 was $3,600.0.

Loans due to PACCAR were $218.0 at September 30, 2013 and December 31, 2012. The $218.0 loan due to PACCAR has an effective fixed interest rate of 6.88% and matures in February 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at September 30, 2013. Of this amount, $1,000.0 expires in June 2014, $1,000.0 expires in 2017 and $1,000.0 expires in 2018. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $1,868.3 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $1,131.7 is allocated to the following subsidiaries: $374.5 is available for use by PACCAR’s United Kingdom and Dutch finance subsidiaries, $346.4 is available for use by PACCAR’s Canadian finance subsidiary, $230.6 is available for use by PACCAR’s Mexican finance subsidiary, and $180.2 is available for use by PACCAR’s Australian finance subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2013 and the year ended December 31, 2012.

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

For Item 5, there was no reportable information during the nine months ended September 30, 2013.

ITEM 1.	LEGAL PROCEEDINGS

On June 3, 2013, PACCAR and the Company entered into a settlement with the United States Securities and Exchange Commission (“SEC”) that fully resolves the previously reported SEC investigation into PACCAR’s financial reporting from 2008 to 2011. See Legal Proceedings in the Company’s Form 10-Q for the second quarter of 2013 for additional details.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2012 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2013.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date November 7, 2013	By	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

	By	/s/ Gary L. Watkins
Gary L. Watkins
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company	10-K	March 26, 1985	3.1	001-11677

	(b)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

	(c)	By-laws of the Company	10-Q	October 20, 1983	3.2	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B	S-3	November 7, 2012	4.4	333-184808

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2013 and 2012

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine month periods ended September 30, 2013 and 2012

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer

(b)	Certification of Principal Financial Officer

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document