Form 10-K
period 2013-12-31
PACCAR FINANCIAL CORP
filed 2014-02-27
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 106th Avenue N.E., Bellevue, Washington 98004

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code is (425) 468-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series M Medium-Term Notes $500.0 Million Due March 15, 2017	New York Stock Exchange

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

Large accelerated filer:  ☐            Accelerated filer:  ☐            Non-accelerated filer:  ☒            Smaller reporting company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013: None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2014:

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

The Company principally provides financing and leasing of PACCAR manufactured trucks and other transportation equipment sold through the Kenworth and Peterbilt independent dealer network in the United States. The Company also finances dealer inventories of new and used transportation equipment. The Company’s PacLease division franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. In selected markets, PacLease directly engages in full-service leasing with its customers through Company-owned stores and through Kenworth and Peterbilt dealerships.

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

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Canada, Mexico and Brasil, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. PACCAR competes in the North American Class 5 - 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by PACCAR’s wholly-owned subsidiaries located in those countries. PACCAR competes in the European light/medium market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries. PACCAR completed construction of its new 300,000 square-foot DAF assembly facility in Ponta Grossa, Brasil in October 2013. Brasil is a major truck market with industry sales above six tonnes in 2013 of 149,000 units. During the fourth quarter of 2013, DAF began truck production in Brasil. During 2013, PACCAR completed construction of a new 280,000 square-foot parts distribution center (PDC) in Eindhoven, the Netherlands, established a PDC in Ponta Grossa, Brasil, and doubled the warehouse space in its Lancaster, Pennsylvania PDC. The Company has 16 PDC’s strategically located to support customers in North America, Europe, Australia and South America. Commercial truck manufacturing and related aftermarket parts distribution accounted for 76% and 16% of total 2013 net sales and revenues, respectively.

Substantially all trucks are sold to independent dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed worldwide by a foreign subsidiary headquartered in the Netherlands and is also marketed and distributed by a foreign subsidiary in Brasil. The decision to operate as a subsidiary or as a division is incidental to PACCAR’s Truck segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

PACCAR Financial Corp.

(Millions of Dollars)

Aftermarket truck parts are sold and delivered to Kenworth’s, Peterbilt’s and DAF’s independent dealers through PACCAR’s parts distribution network. Parts are manufactured by PACCAR and purchased from various suppliers. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery.

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian class 8 market was 28.0% of retail sales in 2013. In Europe there are six principal competitors in the commercial truck market, including parent companies to two competitors of PACCAR in the United States. In 2013, DAF had a record 16.2% share of the Western and Central European heavy-duty market and a record 11.8% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

As of December 31, 2013, the Company employed 389 full-time employees, none of whom are represented by a collective bargaining agent.

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

Dealer Loans The Company makes secured loans to selected Kenworth and Peterbilt dealers (“Dealer Loans”). The purpose of these loans includes the financing of real estate, fixed assets, working capital and dealership acquisitions. Dealer Loans have fixed or floating interest rates.

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

CUSTOMER CONCENTRATION, PAST-DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are concentrated in the transportation industry throughout the United States. The Company does not have contractual arrangements with any one party (customers, dealers and/or franchises) that account for 10% or more of Finance and Other Receivables asset balances for the years ended December 31, 2013, 2012 and 2011.

The Company has contractual arrangements with one customer, Swift Transportation Corporation, that account for 11.4% ,10.8% and 11.6% of total Interest and Other Revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

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

For further discussion of the allowance for losses, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The volume of receivables available to be acquired by the Company from dealers is largely dependent upon the number of Kenworth and Peterbilt trucks sold in the United States. Sales of medium- and heavy-duty trucks depend on the capital equipment requirements of the transportation industry, which are influenced by growth and cyclical variations in the economy. Medium- and heavy-duty truck sales are also sensitive to economic factors such as fuel costs, interest rates, insurance premiums, federal excise and highway use taxes, taxation on the acquisition and use of capital goods, as well as government regulations.

PACCAR Financial Corp.

(Millions of Dollars)

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

SOURCES OF FUNDS

The Company’s primary sources of funds are medium-term note borrowings and commercial paper proceeds in the public capital markets, collections on loans and leases, retained earnings and to a lesser extent borrowings from PACCAR, bank loans and capital contributions. The Company’s investment in additional receivables is dependent upon its ability to raise funds at competitive rates in the public and private debt markets. The receivables and leases that are financed are either fixed rate or floating rate with terms that generally range from 36 to 60 months.

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

As of December 31, 2013, the total notional principal amount of interest rate swap contracts outstanding was $1,243.0, all of which effectively resulted in a net fixed rate payment obligation. These swap contracts are accounted for as cash flow hedges.

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

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2013. Of this amount, $1,000.0 expires in June 2014, $1,000.0 expires in 2017 and $1,000.0 expires in 2018. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $1,868.3 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $1,131.7 is allocated to the following subsidiaries: $374.5 is available for use by PACCAR’s United Kingdom financial subsidiary, $346.4 is available for use by PACCAR’s Canadian financial subsidiary, $230.6 is available for use by PACCAR’s Mexican financial subsidiaries and $180.2 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the year ended December 31, 2013.

PACCAR Financial Corp.

(Millions of Dollars)

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2012, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2015 and does not limit the principal amount of debt securities that may be issued during the period. As of December 31, 2013, the total principal amount of medium-term notes outstanding for the Company was $3,850.0, of which $800.0 was due within 12 months. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $218.0 outstanding in loans due to PACCAR as of December 31, 2013 and December 31, 2012. The $218.0 loan due to PACCAR was repaid upon maturity in February 2014. The Company had $653.6 and $428.4 outstanding in loans due from PACCAR as of December 31, 2013 and 2012, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $429.6 and $360.6 outstanding in loans due from foreign finance and leasing affiliates of PACCAR as of December 31, 2013 and 2012, respectively. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

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

The required ratio for the years ended December 31, 2013, 2012 and 2011 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to Financial Statements.

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

PACCAR Financial Corp.

(Millions of Dollars)

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

Information Technology

The Company relies on information technology systems, including the internet and other computer systems, which may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains excellent protections to guard against such events. If the Company’s computer systems were to be damaged, disrupted or breached, it could result in negative impact on the Company’s operating results and also could cause reputational damage, business disruption or the disclosure of confidential data.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 2.	PROPERTIES

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

No dividends were declared in 2013 or 2012. Dividends of $117.0 were declared and paid to PACCAR in 2011.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company.

Balance Sheet Data

	As of December 31
	2013	2012	2011	2010	2009
Total Assets	$7,247.6	$6,537.7	$5,250.1	$3,947.9	$4,208.3
Total Liabilities	6,302.6	5,699.8	4,499.1	3,151.9	3,475.0
Total Stockholder’s Equity	945.0	837.9	751.0	796.0	733.3

Income Statement Data

	Year ended December 31
	2013	2012	2011	2010	2009
Total interest and other revenue	$545.0	$510.5	$429.8	$412.3	$426.8
Total expenses	385.6	376.9	317.4	349.1	382.0

Income before income taxes	159.4	133.6	112.4	63.2	44.8
Income taxes	60.2	49.9	44.4	19.1	16.8

Net income	$99.2	$83.7	$68.0	$44.1	$28.0

Ratio of Earnings to Fixed Charges Pursuant to SEC Reporting Requirements (1)	3.65x	3.21x	2.72x	1.69x	1.35x
Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	7.12x	6.18x	4.95x	3.11x	2.30x

(1)	For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is considered representative of an interest factor). This method of computing the ratio of earnings to fixed charges complies with SEC reporting requirements (see Exhibit 12(a)) but differs from the method called for in the Support Agreement between the Company and PACCAR (see Exhibit 12(b)).

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2013 Compared to 2012:

	Year ended December 31
	2013	2012	% Change
New business volume by product:
Retail loans and direct financing leases	$1,558.8	$1,765.6	(12%)
Equipment on operating leases	459.3	463.8	(1%)
Dealer master notes	263.2	279.4	(6%)

	$2,281.3	$2,508.8	(9%)

Average earning assets by product:
Retail loans and direct financing leases	$3,688.5	$3,251.4	13%
Equipment on operating leases	1,092.1	962.2	14%
Dealer wholesale financing	635.3	785.1	(19%)
Dealer master notes	79.2	82.6	(4%)

	$5,495.1	$5,081.3	8%

Revenue by product:
Retail loans and direct financing leases	$180.9	$167.7	8%
Equipment on operating leases	294.3	258.6	14%
Dealer wholesale financing	18.1	23.7	(24%)
Dealer master notes	2.6	2.9	(10%)
Used truck sales, other revenues and fees	49.1	57.6	(15%)

	$545.0	$510.5	7%

Income before income taxes	$159.4	$133.6	19%

New Business Volume

New business volume from retail loans and direct financing leases in 2013 decreased 12% from 2012 due to lower retail sales of PACCAR trucks in 2013 and a lower share of retail sales financed due to increased competition. Financial services market share on new PACCAR trucks was 27.4% and 29.0% in 2013 and 2012, respectively. Dealer master notes new business volume in 2013 decreased $16.2 from 2012, attributable to lower new truck sales resulting in decreased finance volume from dealers.

Income Before Income Taxes

The Company’s income before income taxes was $159.4 in 2013 compared to $133.6 in 2012. The increase in income before income taxes in 2013 was primarily the result of a higher operating lease margin of $9.4, a lower provision for credit losses of $6.8 and a higher finance margin of $6.5.

PACCAR Financial Corp.

(Millions of Dollars)

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin in 2013 compared to 2012 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
2012	$198.5	$63.7	$134.8
Increase (decrease)
Average finance receivables	12.7		12.7
Average receivables from PACCAR and affiliates	3.0		3.0
Average debt balances		8.7	(8.7)
Yields	(7.7)		(7.7)
Borrowing rates		(7.2)	7.2

Total increase	8.0	1.5	6.5

2013	$206.5	$65.2	$141.3

•	Average finance receivables in 2013 increased $283.9 as a result of retail portfolio new business volume exceeding repayments, partially offset by a decrease in dealer wholesale financing.

•	Average receivables from PACCAR and affiliates increased $387.3 in 2013 as a result of new loans to affiliated companies exceeding repayments.

•

Average debt balances increased $661.5 in 2013 and included increased medium-term note funding. The higher average debt balances reflect increased funding for intercompany loans and higher average earning asset portfolio, including loans, finance leases and operating leases.

•	Lower market rates resulted in lower yields for finance receivables (4.5% in 2013 and 4.7% in 2012) and lower borrowing rates (1.3% in 2013 and 1.5% in 2012).

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2013 compared to 2012 are summarized below:

	Operating Lease and	Depreciation and	Operating
	Rental Revenues	Other Rental Expenses	Lease Margin
2012	$258.6	$211.6	$47.0
Increase (decrease)
Operating lease impairments		.3	(.3)
Results on returned lease assets		(1.3)	1.3
Average operating lease assets	34.9	28.2	6.7
Revenue and cost per asset	.8	(.9)	1.7

Total increase	35.7	26.3	9.4

2013	$294.3	$237.9	$56.4

•	Results on returned lease assets were higher in 2013 compared to 2012 due to higher gains on used trucks reflecting some improvement in used truck prices.

•	Average operating lease assets increased due to increased demand for the Company’s operating lease product.

•	Revenue per asset increased due to higher rental fleet utilization and increased miles driven. Cost per asset decreased reflecting lower vehicle related expenses including fuel costs.

PACCAR Financial Corp.

(Millions of Dollars)

Used truck sales and other revenues and Cost of used truck sales and other expenses are summarized below for 2013 compared to 2012:

	Year ended December 31
	2013	2012
Used truck sales and other revenues	$44.2	$53.4
Cost of used truck sales and other expenses	37.5	49.7

Results from used trucks and other	$6.7	$3.7

Used truck sales and other revenues and Cost of used truck sales and other expenses decreased due to a lower volume of trucks acquired from PACCAR truck division customers as part of new truck sales packages during 2013. Used truck gains increased due to an improvement in truck values in 2013.

The provision for losses on receivables was $2.3 in 2013 compared to $9.1 in 2012 primarily due to higher recoveries of accounts charged off in prior years and a lower portfolio growth of 7% in 2013 compared to 34% in 2012.

Allowance for Losses

	Year ended December 31
	2013	2012
Balance at beginning of period	$52.8	$58.8
Provision for losses	2.3	9.1
Charge offs	(6.5)	(16.9)
Recoveries	6.7	1.8

Balance at end of period	$55.3	$52.8

Ratios:
Charge offs, net of recoveries (-$.2 in 2013) to average total portfolio ($4,403.0 in 2013)	—%	.37%

Allowance for losses ($55.3 in 2013) to year-end total portfolio ($4,583.4 in 2013)	1.21%	1.22%

Year-end retail loan and lease receivables past due over 30 days, ($13.4 in 2013) to year-end retail loan and lease receivables ($3,863.6 in 2013)	.35%	.32%

Retail loan and lease receivables past due over 30 days at December 31, 2013 was .35% compared to .32% at December 31, 2012. The Company continues to focus on maintaining low past-due balances.

Charge offs decreased $10.4 to $6.5 in 2013 from $16.9 in 2012 due to the charge off of one large customer in 2012. The Company modified this customer contract in a troubled debt restructuring which included the satisfaction of a portion of this customer’s account and modification of the remaining receivable. Recoveries increased $4.9 to $6.7 in 2013 from $1.8 in 2012 mainly due to the recoveries from this large customer.

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

The post-modification balances of accounts modified during 2013 and 2012 are summarized below:

	Year ended December 31
	2013		2012
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$178.1	3.9%	$154.1	3.6%
Insignificant Delay	69.7	1.5%	44.1	1.0%
Credit - No Concession	2.1		3.0	.1%
Credit - TDR	2.6	.1%	21.3	.5%

	$252.5	5.5%	$222.5	5.2%

*	Recorded investment immediately after modification as a percentage of ending portfolio

Total modification activity increased in 2013 compared to 2012 due to higher commercial modifications and insignificant delay modifications. Commercial modifications increased to $178.1 in 2013 from $154.1 in 2012 due to higher volume of end-of-contract refinancing in 2013. Insignificant delay modifications increased to $69.7 in 2013 from $44.1 in 2012 primarily due to granting one large fleet customer a one-month extension. This was partially offset by lower credit modifications due to improved portfolio performance. Credit – TDR modifications decreased to $2.6 in 2013 from $21.3 in 2012 as 2012 included a contract modification of a large customer.

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified no accounts during the fourth quarter of 2013 and $3.2 of accounts during the fourth quarter of 2012 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	As of December 31
	2013	2012
Pro forma percentage of retail loan and lease accounts 30+ days past due	.35%	.41%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2013 and 2012. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2013 and 2012. See “Critical Accounting Policies”, “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

PACCAR Financial Corp.

(Millions of Dollars)

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	As of December 31
	2013		2012
Retail loans	$2,442.5	53%	$2,242.1	52%
Retail leases	1,421.1	31%	1,303.3	30%
Dealer wholesale financing	578.0	13%	641.7	15%
Dealer master notes	105.1	2%	92.4	2%
Other*	36.7	1%	32.4	1%

Total portfolio	$4,583.4	100%	$4,311.9	100%

*	Operating lease and other trade receivables.

Retail loans and retail leases increased to $2,442.5 and $1,421.1 compared to $2,242.1 and $1,303.3 at December 31, 2013 and 2012, respectively, due to new business volume exceeding collections.

Dealer wholesale financing balances decreased to $578.0 at December 31, 2013 compared to $641.7 at December 31, 2012 due to lower dealer new truck inventory.

Dealer master notes increased to $105.1 at December 31, 2013 compared to $92.4 at December 31, 2012, due to new business volume exceeding repayments. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of December 31, 2013, the underlying pledged contracts were $148.8 upon which the dealers have available $23.1 as a potential additional borrowing capacity.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied and are discussed further under “Critical Accounting Policies”. There have been no significant changes in customer contract terms during the periods.

The Company’s effective income tax rate was 37.8% for 2013 compared to 37.4% for 2012, reflecting higher state tax expenses in 2013.

During 2013, the Company’s deferred income tax provision was $71.8 compared to $46.1 for 2012 due to higher benefits from accelerated depreciation. The Company’s net deferred tax liability increased to $802.9 at December 31, 2013 from $728.2 at December 31, 2012. The increase in the deferred tax liability primarily relates to the high volume of leased equipment placed into service in 2013 for which a fifty percent bonus depreciation deduction was available under U.S. tax law. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2014.

PACCAR Financial Corp.

(Millions of Dollars)

2012 Compared to 2011:

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

New Business Volume

New business volume from retail loans and direct financing leases in 2012 increased 21% from 2011 due to higher retail sales of PACCAR trucks in 2012. Dealer master notes new business volume in 2012 increased $36.7 from 2011, attributable to higher new truck sales resulting in increased finance volume from dealers.

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

PACCAR Financial Corp.

(Millions of Dollars)

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin in 2012 compared to 2011 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
2011	$172.0	$68.1	$103.9
Increase (decrease)
Average finance receivables	49.0		49.0
Average receivables from PACCAR and affiliates	3.5		3.5
Average debt balances		21.8	(21.8)
Yields	(26.0)		(26.0)
Borrowing rates		(26.2)	26.2

Total increase (decrease)	26.5	(4.4)	30.9

2012	$198.5	$63.7	$134.8

•	Average finance receivables in 2012 increased $1,054.7 as a result of higher dealer wholesale financing, as well as retail portfolio new business volume exceeding repayments.

•	Average receivables from PACCAR and affiliates increased $411.3 in 2012 as a result of new loans to affiliated companies exceeding repayments.

•	The increase in average debt balances in 2012 of $1,441.4 reflected increased funding for higher average portfolio assets and intercompany loans.

•	Lower market rates resulted in lower yields for finance receivables (4.7% in 2012 and 5.5% in 2011) and lower borrowing rates (1.5% in 2012 and 2.4% in 2011).

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2012 compared to 2011 are summarized below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
2011	$225.9	$180.1	$45.8
Increase (decrease)
Operating lease impairments		(.1)	.1
Results on returned lease assets		5.2	(5.2)
Average operating lease assets	28.1	22.7	5.4
Revenue and cost per asset	4.6	3.7	.9

Total increase	32.7	31.5	1.2

2012	$258.6	$211.6	$47.0

•	Results on returned leased assets were lower in 2012 compared to 2011 due to lower gains on used trucks reflecting some softening in used truck prices.

•	Average operating lease assets increased due to increased demand for the Company’s operating lease product.

PACCAR Financial Corp.

(Millions of Dollars)

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2012 compared to 2011:

	Year ended December 31
	2012	2011
Used truck sales and other revenues	$53.4	$31.9
Cost of used truck sales and other expenses	49.7	24.2

Results from used trucks and other	$3.7	$7.7

Used truck sales and other revenues and cost of used truck sales and other expenses increased due to a higher volume of trucks acquired from PACCAR truck division customers as part of new truck sales packages during 2012. Used truck gains decreased due to a decline in truck values in the second half of 2012.

The provision for losses on receivables in 2012 increased to $9.1 from $2.5 in 2011 primarily due to higher portfolio growth in 2012.

Allowance for Losses

	Year ended December 31
	2012	2011
Balance at beginning of period	$58.8	$61.7
Provision for losses	9.1	2.5
Charge offs	(16.9)	(8.6)
Recoveries	1.8	3.2

Balance at end of period	$52.8	$58.8

Ratios:
Charge offs, net of recoveries ($15.1 in 2012) to average total portfolio ($4,119.1 in 2012)	.37%	.18%

Allowance for losses ($52.8 in 2012) to year-end total portfolio ($4,311.9 in 2012)	1.22%	1.61%

Year-end retail loan and lease receivables past due over 30 days, ($11.5 in 2012) to year-end retail loan and lease receivables ($3,545.4 in 2012)	.32%	1.34%

Retail loan and lease receivables past due over 30 days at December 31, 2012 was .32%, a decrease from 1.34% at December 31, 2011. Included in the December 31, 2011 past-due percentage is 1.04% related to one large customer. Excluding that customer, the past due percentage would have been .30% at December 31, 2011. The allowance for losses as a percentage of the total portfolio decreased to 1.22% at December 31, 2012 from 1.61% as of December 31, 2011, reflecting favorable operating conditions and cash flows for the Company’s customers.

In 2012, charge offs, net of recoveries, increased $9.7 to $15.1 from $5.4 in 2011 due to lower used truck values and the charge off of one large customer. The Company modified this customer contract in a troubled debt restructuring which included a partial satisfaction of this customer’s account and modification of the remaining receivable.

PACCAR Financial Corp.

(Millions of Dollars)

The Company modifies loans and finance leases as a normal part of operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short term financial stress but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as TDR.

The post modification balances of accounts modified during 2012 and 2011 are summarized below:

	Year ended December 31
	2012		2011
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$154.1	3.6%	$112.8	3.1%
Insignificant Delay	44.1	1.0%	44.8	1.2%
Credit - No Concession	3.0	.1%	17.3	.5%
Credit - TDR	21.3	.5%	12.9	.4%

	$222.5	5.2%	$187.8	5.2%

*	Recorded investment immediately after modification as a percentage of ending portfolio

Total modification activity increased in 2012 compared to 2011 primarily due to higher commercial modifications. Commercial modifications increased to $154.1 in 2012 from $112.8 in 2011 due to higher volume of end-of-contract refinancing in 2012. This was partially offset by lower total credit modifications due to improved portfolio performance. Credit – TDR modifications increased to $21.3 in 2012 from $12.9 in 2011 due to a contract modification of a large customer.

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

The Company’s effective income tax rate was 37.4% for 2012, compared to 39.5% for 2011. The 2011 effective tax rate reflected increased state tax expenses.

During 2012, the Company’s deferred income tax provision was $46.1 compared to $207.8 for 2011 due to lower benefits from accelerated depreciation. The Company’s net deferred tax liability increased to $728.2 at December 31, 2012 from $681.4 at December 31, 2011. The increase in the deferred tax liability primarily relates to the high volume of leased equipment placed into service in 2012 for which a fifty percent bonus depreciation deduction was available under U.S. tax law. An extension of fifty percent bonus depreciation through 2013 was enacted on January 2, 2013. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results. The impact on liquidity in 2013 was not significant.

Company Outlook

Average earning assets in 2014 may grow up to 5% as increased new business financing from truck sales exceeds customer collections. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past due accounts, truck repossessions and credit losses would likely increase from current low levels. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR Financial Corp.

(Millions of Dollars)

Funding and Liquidity

The Company’s debt ratings at December 31, 2013 are as follows:

Standard
	and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2012, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of December 31, 2013 was $3,850.0.

Loans due to PACCAR were $218.0 at December 31, 2013 and December 31, 2012. The $218.0 loan, with an effective fixed interest rate of 6.88%, was repaid upon maturity in February 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2013. Of this amount, $1,000.0 expires in June 2014, $1,000.0 expires in 2017 and $1,000.0 expires in 2018. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $1,868.3 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $1,131.7 is allocated to the following subsidiaries: $374.5 is available for use by PACCAR’s United Kingdom finance subsidiary, $346.4 is available for use by PACCAR’s Canadian finance subsidiary, $230.6 is available for use by PACCAR’s Mexican finance subsidiaries and $180.2 is available for use by PACCAR’s Australian finance subsidiary.

These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the year ended December 31, 2013.

The Company issues commercial paper for a portion of its funding. Some of this commercial paper is converted to fixed interest rate debt through the use of interest rate swaps, which are used to manage interest rate risk. In the event of future disruption in the financial markets, the Company may not be able to issue replacement commercial paper. As a result, the Company is exposed to liquidity risk from the maturity of short-term borrowings paid to lenders compared to the timing of receivable collections from customers. The Company believes its collections on existing loans and leases, syndicated bank lines, current investment-grade credit ratings of A+/A1 and its ability to borrow from PACCAR, if necessary, will continue to provide it with sufficient resources and access to capital markets at competitive interest rates and therefore contribute to the Company maintaining its liquidity and financial stability.

PACCAR Financial Corp.

(Millions of Dollars)

The following summarizes the Company’s contractual cash commitments at December 31, 2013:

	Maturity
				More than
	Within 1 Year	1-3 Years	3-5 Years	5 Years	Total
Borrowings*	$1,949.8	$2,300.0	$750.0		$4,999.8
Due to PACCAR	218.0				218.0
Interest on term debt**	36.9	40.4	5.8		83.1
Operating leases	.7	1.1	.4		2.2

Total	$2,205.4	$2,341.5	$756.2		$5,303.1

*	Borrowings also include commercial paper.
**	Includes interest on intercompany, fixed- and floating-rate term debt. Interest on floating-rate debt is based on the applicable market rates at December 31, 2013.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $311.1 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

Critical Accounting Policies:

The Company’s significant accounting policies are disclosed in “Note A – Significant Accounting Policies” of the financial statements. In the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. The following are accounting policies which, in the opinion of management, are particularly sensitive and which, if actual results are different from estimates used by management, may have a material impact on the financial statements.

Operating Leases

The accounting for trucks sold pursuant to agreements accounted for as operating leases is disclosed in “Note C – Equipment on Operating Leases” of the financial statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to five years. The resulting residual values on operating leases generally range between 30% and 50% of original equipment cost. If the sales price of the trucks at the end of the term of the agreement differs from the Company’s estimated residual value, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

During 2013, 2012 and 2011, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $5.4, $2.6 and $9.1, respectively.

PACCAR Financial Corp.

(Millions of Dollars)

At December 31, 2013, the aggregate residual value of equipment on operating leases was $628.7. A 10% decrease in used truck values expected to persist over the remaining maturities of the Company’s operating leases would reduce residual value estimates and result in the Company recording approximately $15.7 of additional depreciation per year.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past-due, the likelihood increases they will not be fully collected. The Company’s experience indicates the probability of not fully collecting past-due accounts ranges between 20% and 80%. Over the past three years, the Company’s year-end 30+ days past-due accounts have ranged between .32% and 1.34% of year-end loan and lease receivables.

PACCAR Financial Corp.

(Millions of Dollars)

Historically, a 100 basis point increase in the 30+ days past-due percentage has resulted in an increase in credit losses of 5 to 30 basis points of receivables. Past-dues were .35% at December 31, 2013. If past-dues were 100 basis points higher or 1.35% as of December 31, 2013, the Company’s estimate of credit losses would likely have increased by approximately $2 to $7 depending on the extent of the past-dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Forward Looking Statements

Certain information presented in this Form 10-K contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales or reduced market share; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in interest rates and other operating costs; insufficient liquidity in the capital markets and availability of other funding sources; and legislation and governmental regulation.

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

Fair Value Gains (Losses)

	Year ended December 31
	2013	2012
Assets
Fixed rate loans	$(48.1)	$(44.2)
Due from PACCAR	(12.3)	(1.4)
Due from foreign finance affiliates	(3.7)	(.9)
Interest rate swaps related to debt	4.5

Liabilities
Fixed rate debt	58.5	51.4
Interest rate swaps related to debt	8.5	9.0
Due to PACCAR	.5	2.8

Total	$7.9	$16.7

The Company’s debt as of December 31, 2013 and 2012 consisted of commercial paper and floating and fixed-rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15 – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, cash flows, and stockholder’s equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 27, 2014

PACCAR Financial Corp.

STATEMENTS OF INCOME

(Millions of Dollars)

	Year ended December 31
	2013	2012	2011

Interest and fee income	$206.5	$198.5	$172.0
Operating lease and rental revenues	294.3	258.6	225.9
Used truck sales and other revenues	44.2	53.4	31.9

TOTAL INTEREST AND OTHER REVENUE	$545.0	$510.5	$429.8

Interest and other borrowing costs	65.2	63.7	68.1
Depreciation and other rental expenses	237.9	211.6	180.1
Cost of used truck sales and other expenses	37.5	49.7	24.2
Selling, general and administrative expenses	42.7	42.8	42.5
Provision for losses on receivables	2.3	9.1	2.5

TOTAL EXPENSES	$385.6	$376.9	$317.4

INCOME BEFORE INCOME TAXES	$159.4	$133.6	$112.4

Income taxes	60.2	49.9	44.4

NET INCOME	$99.2	$83.7	$68.0

Earnings per share and dividends per share are not reported because the Company is a wholly-owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	Year ended December 31
	2013	2012	2011
Net income	$99.2	$83.7	$68.0
Other comprehensive income
Unrealized losses on derivative contracts
Losses arising during the period		(9.5)	(16.5)
Tax effect		3.5	6.2
Reclassification adjustment	8.0	9.9	19.8
Tax effect	(3.0)	(3.7)	(7.4)

Net other comprehensive income	5.0	.2	2.1

TOTAL COMPREHENSIVE INCOME	$104.2	$83.9	$70.1

See Notes to Financial Statements

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)

	As of December 31
	2013	2012
ASSETS

Cash	$33.5	$26.6
Finance and other receivables, net of allowance for losses (2013 - $55.3 and 2012 - $52.8)	4,528.1	4,259.1
Due from PACCAR and affiliates	1,367.3	1,049.8
Equipment on operating leases, net of accumulated depreciation (2013 - $455.8 and 2012 - $355.3)	1,188.5	1,042.2
Other assets	130.2	160.0

TOTAL ASSETS	$7,247.6	$6,537.7

LIABILITIES

Accounts payable, accrued expenses and other	$211.2	$170.3
Due to PACCAR and affiliates	259.4	253.1
Commercial paper	1,149.8	1,819.6
Medium-term notes	3,849.9	2,701.1
Deferred taxes and other liabilities	832.3	755.7

TOTAL LIABILITIES	$6,302.6	$5,699.8

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	107.6	104.7
Retained earnings	794.6	695.4
Accumulated other comprehensive loss	(2.7)	(7.7)

TOTAL STOCKHOLDER’S EQUITY	$945.0	$837.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$7,247.6	$6,537.7

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2013	2012	2011
OPERATING ACTIVITIES

Net income	$99.2	$83.7	$68.0
Items included in net income not affecting cash:
Depreciation and amortization	215.3	186.7	149.4
Provision for losses on receivables	2.3	9.1	2.5
Deferred tax provision	71.8	46.1	207.8
Administrative fees for services from PACCAR	2.9	3.0	1.9
Increase (decrease) in payables and other	35.2	(75.6)	(106.1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	426.7	253.0	323.5

INVESTING ACTIVITIES

Finance and other receivables originated	(1,834.7)	(2,061.1)	(1,699.8)
Collections on finance and other receivables	1,487.1	1,417.7	1,187.9
Net decrease (increase) in wholesale receivables	63.7	(65.2)	(309.5)
Loans to PACCAR and affiliates	(395.5)	(466.0)	(45.0)
Collections on loans from PACCAR and affiliates	220.5	44.0	82.1
Net (increase) decrease in other receivables and leases to PACCAR and affiliates	(128.6)	22.6	(34.9)
Acquisition of equipment on operating leases, primarily from PACCAR	(457.8)	(463.2)	(466.6)
Proceeds from disposal of equipment	135.3	104.7	102.4
Changes in restricted cash		15.0	(15.0)
Other	10.0	(.7)	(14.9)

NET CASH USED IN INVESTING ACTIVITIES	(900.0)	(1,452.2)	(1,213.3)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper	(669.8)	40.4	783.6
Proceeds from medium-term notes	1,700.0	1,599.2	549.5
Payments of medium-term notes	(550.0)	(250.0)	(323.5)
Payments (to) from PACCAR		(197.0)	20.0
Dividends paid			(117.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	480.2	1,192.6	912.6

NET INCREASE (DECREASE) IN CASH	6.9	(6.6)	22.8

CASH AT BEGINNING OF YEAR	26.6	33.2	10.4

CASH AT END OF YEAR	$33.5	$26.6	$33.2

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2013	2012	2011
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0

Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5

Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	104.7	101.7	99.8
Investments from PACCAR	2.9	3.0	1.9

Balance at end of year	107.6	104.7	101.7

RETAINED EARNINGS

Balance at beginning of year	695.4	611.7	660.7
Net income	99.2	83.7	68.0
Dividends paid			(117.0)

Balance at end of year	794.6	695.4	611.7

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of year	(7.7)	(7.9)	(10.0)
Net unrealized gain	5.0	.2	2.1

Balance at end of year	(2.7)	(7.7)	(7.9)

TOTAL STOCKHOLDER’S EQUITY	$945.0	$837.9	$751.0

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

Finance and Other Receivables:

Loans – Loans represent fixed- or floating-rate loans to customers or dealers collateralized by the vehicles purchased and are recorded at amortized cost.

Finance leases – Finance leases are retail direct financing leases and sales-type finance leases, which lease equipment to retail customers and dealers. These leases are reported as the sum of minimum lease payments receivable and estimated residual value of the property subject to the contracts, reduced by unearned interest.

Dealer wholesale financing – Dealer wholesale financing is floating-rate wholesale loans to Kenworth and Peterbilt dealers for new and used trucks and are recorded at amortized cost. The loans are collateralized by the trucks being financed.

Operating lease and other trade receivables – Operating lease and other trade receivables are monthly rentals due on operating leases, interest on loans and other amounts due within one year in the normal course of business.

Allowance for Losses:

The Company continuously monitors the payment performance of its finance receivables. For large retail finance customers and dealers with wholesale financing, the Company regularly reviews their financial statements and makes site visits and phone contact as appropriate. If the Company becomes aware of circumstances that could cause those customers or dealers to face financial difficulty, whether or not they are past due, the customers are placed on a watch list.

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

On average, modifications extended contractual terms by four months in both 2013 and 2012 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2013 or 2012.

PACCAR Financial Corp.

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

(Millions of Dollars)

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2013 or December 31, 2012. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

Restricted Cash: Restricted cash consists of cash proceeds from the sale of eligible assets set aside for the acquisition of replacement assets under the Company’s like-kind exchange tax program. Restricted cash is classified within Other assets. The changes in restricted cash balances are reflected as an investing activity in the Statements of Cash Flows as they relate to sales and purchases of revenue earning assets.

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreements. The Company is not required to post or receive collateral under these agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at December 31, 2013.

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

PACCAR Financial Corp.

(Millions of Dollars)

Income Taxes: The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2013, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2010. PACCAR’s tax returns remain subject to examination in most jurisdictions for the years ranging from 2010 through 2013.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosure of additional information about reclassification adjustments from other comprehensive income. The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-02 in the first quarter of 2013. The implementation of this amendment resulted in additional disclosures (see “Note E – Stockholder’s Equity”), but did not have an impact on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an update of ASU 2012-11, Disclosures about Offsetting Assets and Liabilities. The ASUs require entities with derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset on the balance sheet, or subject to a master netting arrangement, to provide expanded disclosures about the nature of the rights of offset. The updated ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-01 in the first quarter of 2013. The implementation of this amendment resulted in additional disclosures (see “Note F – Derivative Financial Instruments”), but did not have an impact on the Company’s financial statements.

PACCAR Financial Corp.

(Millions of Dollars)

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables are as follows:

	December 31	December 31
	2013	2012
Retail loans	$2,442.5	$2,242.1
Retail direct financing leases	1,577.0	1,451.8
Dealer wholesale financing	578.0	641.7
Dealer master notes	105.1	92.4
Operating lease and other receivables	36.7	32.4
Unearned interest - finance leases	(155.9)	(148.5)

Total portfolio	$4,583.4	$4,311.9
Less allowance for losses:
Loans and leases	(51.5)	(47.8)
Dealer wholesale financing	(3.0)	(3.9)
Operating lease and other trade receivables	(.8)	(1.1)

Total portfolio, net of allowance for losses	$4,528.1	$4,259.1

Annual minimum payments due on loans and leases are as follows:

Beginning January 1, 2014	Loans	Finance leases
2014	$765.9	$359.0
2015	628.3	334.3
2016	526.7	324.3
2017	375.5	246.9
2018	211.6	152.6
Thereafter	39.6	108.5

Estimated residual values included with finance leases amounted to $51.4 in 2013 and $47.6 in 2012. Repayment experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

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

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2013
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.9	$10.7	$37.1	$1.1	$52.8
Provision for losses	(.9)	.8	2.6	(.2)	2.3
Charge offs			(6.4)	(.1)	(6.5)
Recoveries			6.7		6.7

Balance at December 31	$3.0	$11.5	$40.0	$0.8	$55.3

	2012
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.4	$9.9	$44.4	$1.1	$58.8
Provision for losses	.5	.8	7.6	.2	9.1
Charge offs			(16.7)	(.2)	(16.9)
Recoveries			1.8		1.8

Balance at December 31	$3.9	$10.7	$37.1	$1.1	$52.8

	2011
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$1.5	$8.2	$50.8	$1.2	$61.7
Provision for losses	1.9	1.7	(1.2)	.1	2.5
Charge offs			(8.4)	(.2)	(8.6)
Recoveries			3.2		3.2

Balance at December 31	$3.4	$9.9	$44.4	$1.1	$58.8

*	Operating lease and other trade receivables

PACCAR Financial Corp.

(Millions of Dollars)

Information regarding finance receivables evaluated collectively and individually is as follows:

	Dealer		Customer
At December 31, 2013	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$19.1	$19.1

Allowance for finance receivables evaluated individually			$(2.0)	$(2.0)

Recorded investment for finance receivables evaluated collectively	$578.0	$1,318.8	$2,630.8	$4,527.6

Allowance for finance receivables evaluated collectively	$(3.0)	$(11.5)	$(38.0)	$(52.5)

	Dealer		Customer
At December 31, 2012	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually		$.1	$18.5	$18.6

Allowance for finance receivables evaluated individually			$(2.1)	$(2.1)

Recorded investment for finance receivables evaluated collectively	$641.7	$1,213.4	$2,405.8	$4,260.9

Allowance for finance receivables evaluated collectively	$(3.9)	$(10.7)	$(35.0)	$(49.6)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	December 31	December 31
	2013	2012
Dealer:
Wholesale
Retail		$0.1
Customer Retail:
Fleet	$17.0	14.0
Owner/Operator	2.1	4.5

	$19.1	$18.6

PACCAR Financial Corp.

(Millions of Dollars)

Impaired Loans

Impaired loans with no specific reserve were $7.3 and $2.9 at December 31, 2013 and 2012, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2013 and 2012 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At December 31, 2013	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with specific reserve			$6.5	$1.9	$8.4
Associated allowance			(1.0)	$(.5)	(1.5)

Net carrying amount of impaired loans			$5.5	$1.4	$6.9

Average recorded investment			$13.6	$3.1	$16.7

	Dealer		Customer Retail
				Owner/
At December 31, 2012	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with specific reserve			$9.4	$4.3	$13.7
Associated allowance			(.7)	(1.1)	(1.8)

Net carrying amount of impaired loans			$8.7	$3.2	$11.9

Average recorded investment			$11.3	$5.4	$16.7

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	2013	2012	2011
Interest income recognized:
Dealer:
Wholesale
Retail
Customer Retail:
Fleet	$1.4	$.5	$.6
Owner/Operator	.5	.5	.6

	$1.9	$1.0	$1.2

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio is diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio. The Company has contractual arrangements with one customer, Swift Transportation Corporation, that account for 11.4% ,10.8% and 11.6% of total Interest and Other Revenue for the periods ended December 31, 2013, 2012 and 2011, respectively. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality factors including: prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors credit quality based on past-due status and collection experience as there is a meaningful correlation between the past-due status of customers and the risk of loss.

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

The table below summarizes the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
				Owner/
At December 31, 2013	Wholesale	Retail	Fleet	Operator	Total
Performing	$576.9	$1,313.9	$2,264.5	$365.1	$4,520.4
Watch	1.1	5.0	.9	.2	7.2
At-risk			17.0	2.1	19.1

Total	$578.0	$1,318.9	$2,282.4	$367.4	$4,546.7

	Dealer		Customer Retail
				Owner/
At December 31, 2012	Wholesale	Retail	Fleet	Operator	Total
Performing	$641.7	$1,207.1	$2,008.8	$385.7	$4,243.3
Watch		6.3	10.9	.4	17.6
At-risk		.1	14.0	4.5	18.6

Total	$641.7	$1,213.5	$2,033.7	$390.6	$4,279.5

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

	Dealer		Customer Retail
				Owner/
At December 31, 2013	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$578.0	$1,318.9	$2,270.7	$365.7	$4,533.3
31 – 60 days past-due			1.4	.5	1.9
Greater than 60 days past-due			10.3	1.2	11.5

Total	$578.0	$1,318.9	$2,282.4	$367.4	$4,546.7

	Dealer		Customer Retail
				Owner/
At December 31, 2012	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$641.7	$1,213.5	$2,025.9	$386.9	$4,268.0
31 – 60 days past-due			2.2	.7	2.9
Greater than 60 days past-due			5.6	3.0	8.6

Total	$641.7	$1,213.5	$2,033.7	$390.6	$4,279.5

Troubled Debt Restructurings

The Company modifies loans and finance leases as a normal part of its operations. The Company’s modifications typically resulted in granting more time to pay the contractual amounts owed and charging a fee and additional interest for the modification. The Company rarely forgives principal or accrued interest and may require principal and accrued interest payments at the time of modification. When the Company modifies loans and finance leases for customers in financial difficulty and grants a concession, the modifications are classified as TDRs. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2013 and 2012.

For the year ended December 31, 2013, there were no changes in the recorded investment for loans and leases modified as TDRs. For the year ended December 31, 2012, the pre-modification and post-modification recorded investments were $29.5 and $21.3, respectively. The decrease in the post-modification recorded investment in 2012 reflects a contract modification of one large customer that resulted in a finance receivable charge off of $8.2.

At modification date, the pre-and post-modification recorded investment balances are as follows:

	2013		2012
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$2.3	$2.3	$29.2	$21.0
Owner/Operator	.3	.3	.3	.3

	$2.6	$2.6	$29.5	$21.3

The balance of TDRs was $6.1 and $11.0 at December 31, 2013 and 2012, respectively.

PACCAR Financial Corp.

(Millions of Dollars)

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past-due) during the period by portfolio class are as follows:

	Year ended December 31
	2013	2012
Fleet	$.2	$3.6
Owner/Operator

	$.2	$3.6

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for losses at December 31, 2013.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment on operating lease. The Company records the vehicles as used truck inventory which is included in Other assets on the Balance Sheets. The balance of repossessed inventory at December 31, 2013 and 2012 was $4.3 and $10.4, respectively. Proceeds from the sales of repossessed assets were $19.5, $11.3 and $16.9 for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expense on the Statements of Income.

Unamortized Loan Origination Costs

The unamortized loan origination costs at December 31, 2013 and 2012 were $12.8 and $12.2, respectively. These amounts are included in Other assets on the Balance Sheets.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2014 of $609.2 are due as follows: $243.6 in 2014; $179.6 in 2015; $118.4 in 2016; $55.5 in 2017; $12.1 in 2018 and beyond. Depreciation expense related to equipment on operating leases was $208.8, $179.5 and $147.1 in 2013, 2012 and 2011, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2013, 2012 and 2011 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR-manufactured trucks and related equipment sold through the DAF, Kenworth,

PACCAR Financial Corp.

(Millions of Dollars)

and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Loans due to PACCAR were $218.0 at December 31, 2013 and December 31, 2012. The $218.0 loan due to PACCAR had an effective fixed interest rate of 6.88% and was repaid upon maturity in February 2014. The Company recognized interest expense of $15.0, $16.9 and $26.9 in 2013, 2012 and 2011, respectively, on the borrowings from PACCAR. Cash paid for interest on these borrowings was $15.0, $20.7 and $26.4 in 2013, 2012 and 2011, respectively.

Amounts outstanding at December 31, 2013 and 2012, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	December 31	December 31
	2013	2012
Due from PACCAR and affiliates
Loans due from PACCAR	$653.6	$428.4
Loans due from foreign finance affiliates	429.6	360.6
Direct financing leases due from affiliate	14.7	13.9
Tax-related receivable due from PACCAR	193.7	181.0
Receivables	75.7	65.9

Total	$1,367.3	$1,049.8

Due to PACCAR and affiliates
Loans due to PACCAR	$218.0	$218.0
Payables	41.4	35.1

Total	$259.4	$253.1

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR represented the related tax benefit to be settled with PACCAR.

The Company provides direct financing leases to dealer locations operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of December 31, 2013 in the amount of $4.3 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s specific use of the services and PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis. Fees for services of $2.9, $3.0 and $1.9 in 2013, 2012 and 2011, respectively, were charged to the Company. The Company records the investment as additional paid-in capital.

There were no dividends declared or paid during 2013 and 2012. Dividends in the amount of $117.0 were declared and paid to PACCAR during 2011.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from another facility owned by PACCAR and five facilities leased by PACCAR.

PACCAR Financial Corp.

(Millions of Dollars)

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $2.9, $2.7 and $1.9 for the years 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for the defined contribution plan were $1.1, $1.2 and $1.0 for the years 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses.

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive loss (AOCI) of $2.7 and $7.7 at December 31, 2013 and 2012, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the twelve months ended December 31, 2013 are as follows:

Unrealized Gains (Losses) on Derivative Contracts
Balance at December 31, 2012	$(7.7)
Amounts recorded in AOCI
Unrealized gain on derivative contracts
Income tax effect
Amounts reclassified out of AOCI
Interest and other borrowing costs	8.0
Income taxes	(3.0)

Net other comprehensive income	5.0

Balance at December 31, 2013	$(2.7)

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

At December 31, 2013, the notional amount of these contracts totaled $1,243.0 with amounts expiring over the next seven years. Notional maturities for all interest rate contracts are $601.0 for 2014, $325.0 for 2015, $272.0 for 2016, $20.0 for 2017, and $25.0 for 2020. The majority of these contracts are floating to fixed rate swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR Financial Corp.

(Millions of Dollars)

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

As of December 31, 2013
Interest-rate contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Other assets	$1.6	$(.2)	$1.4
Liabilities
Accounts payable, accrued expenses and other	$6.0	$(.2)	$5.8

As of December 31, 2012
Interest-rate contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Other assets
Liabilities
Accounts payable, accrued expenses and other	$12.5		$12.5

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the years ended December 31, 2013, 2012 and 2011. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.4 years.

Amounts in accumulated other comprehensive loss are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. As of December 31, 2013, accumulated other comprehensive loss was $2.7, net of tax, and $3.5, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

PACCAR Financial Corp.

(Millions of Dollars)

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized in other comprehensive income (OCI) and expenses reclassified from AOCI into income.

	Year ended December 31
	2013	2012	2011
Pre-tax loss on derivative contracts recognized in OCI		$(9.5)	$(16.5)
Expenses reclassified from AOCI into
Interest and other borrowing expenses	$8.0	$9.9	$19.8

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing costs in the Statements of Income as follows:

	Year ended December 31
	2013	2012	2011
Interest-rate swaps		$(2.3)	$.1
Term notes		$2.1	$(.3)

In addition, the net interest income from the settlement of the interest-rate swaps was nil, $.9 and $.1 for the year ended December 31, 2013, 2012 and 2011 is reported in interest and other borrowing costs.

NOTE G – BORROWINGS

Borrowings are summarized as follows:

	2013		2012
	Effective Rate	Borrowings	Effective Rate	Borrowings
Commercial paper	.60%	$1,149.8	.54%	$1,819.6
Fixed rate medium-term notes	1.10%	2,749.9	1.26%	2,001.1
Floating rate medium-term notes	.81%	1,100.0	1.09%	700.0

	.93%	$4,999.7	.94%	$4,520.7

The fixed-rate medium-term notes of $2,749.9 at December 31, 2013 include a decrease in fair value of $.1 for notes designated as fair value hedges. The fixed-rate medium-term notes of $2,001.1 at December 31, 2012 include an increase in fair value of $1.1 for notes designated as fair value hedges. The effective rate is the weighted average rate as of December 31, 2013 and includes the effects of interest rate swap agreements.

PACCAR Financial Corp.

(Millions of Dollars)

The annual principal maturities of the borrowings are as follows:

	Commercial	Term
Beginning January 1, 2014	Paper	Notes
2014	$1,149.8	$800.0
2015		1,050.0
2016		1,250.0
2017		500.0
2018		250.0
	$1,149.8	$3,850.0

Interest expense on borrowings amounted to $44.2, $42.3, and $37.1 for 2013, 2012 and 2011, respectively. Interest paid on borrowings was $40.8 in 2013, $39.0 in 2012, and $40.0 in 2011.

In November 2012, the Company filed a shelf registration statement under the Securities Act of 1933. The registration expires in the fourth quarter of 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding as of December 31, 2013 was $3,850.0.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2013. Of this amount, $1,000.0 expires in June 2014, $1,000.0 expires in 2017 and $1,000.0 expires in 2018. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Credit facilities of $1,868.3 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $1,131.7 is allocated to the following subsidiaries: $374.5 is available for use by PACCAR’s United Kingdom financial subsidiary, $346.4 is available for use by PACCAR’s Canadian financial subsidiary, $230.6 is available for use by PACCAR’s Mexican financial subsidiaries and $180.2 is available for use by PACCAR’s Australian financial subsidiary. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2013 and 2012.

NOTE I – INCOME TAXES

The effective income tax rate was 37.8% for 2013 compared to 37.4% for 2012, reflecting higher state tax expense in 2013.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR Financial Corp.

(Millions of Dollars)

The provision for income taxes consisted of the following:

	Year ended December 31
	2013	2012	2011
Current (benefit) provision
Federal	$(9.7)	$(1.4)	$(163.5)
State	(1.9)	5.2	.1

	$(11.6)	$3.8	$(163.4)

Deferred provision
Federal	$60.9	$42.9	$201.1
State	10.9	3.2	6.7

	$71.8	$46.1	$207.8

Total provision for income taxes	$60.2	$49.9	$44.4

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State	3.5%	1.9%	3.9%
Other	(.7%)	.5%	.6%

	37.8%	37.4%	39.5%

Cash paid (received) for income taxes was $4.1 in 2013, $2.2 in 2012 and ($5.2) in 2011.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	As of December 31
	2013	2012
Deferred tax assets:
Allowance for losses on receivables	$21.1	$20.0
Derivative liability	2.2	4.7
Other	9.6	12.1

Deferred tax liabilities:
Asset capitalization and depreciation	$(835.8)	$(765.0)

Net deferred tax liability	$(802.9)	$(728.2)

PACCAR Financial Corp.

(Millions of Dollars)

NOTE J – FAIR VALUE MEASUREMENTS

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2013. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Amounts shown below represent the balance of assets measured at fair value during 2013 and 2012. Derivative contracts are measured on a recurring basis. These assets and liabilities are outlined in the table below:

	December 31	December 31
Level 2	2013	2012
Assets:
Impaired loans, net of specific reserves (2013 - $.1 and 2012 - $.2)	$7.0	$4.9
Used trucks held for sale	8.7	12.4
Derivative contracts	1.6
Liabilities:
Derivative contracts	$6.0	$12.5

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements:

Impaired Loans: Impaired loans are considered collateral dependent. Accordingly, the evaluation of individual reserves considers the fair value of the associated collateral (estimated sales proceeds less the costs to sell).

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at December 31, 2013 and 2012 were $1.6 and $2.0 during 2013 and 2012, respectively, and were recorded in Depreciation and other rental expenses on the Statements of Income. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at December 31, 2013 and December 31, 2012 were as follows:

	December 31		December 31
	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$550.5	$554.5	$314.4	$315.3
Due from foreign finance affiliates	216.0	218.4	216.6	217.0
Fixed rate loans	2,393.1	2,413.9	2,175.6	2,221.7

Liabilities:
Due to PACCAR	$218.0	$219.7	$218.0	$233.6
Fixed rate debt	2,749.9	2,774.4	2,001.1	2,023.0

PACCAR Financial Corp.

(Millions of Dollars)

NOTE K – QUARTERLY RESULTS (UNAUDITED)

	QUARTER
	First	Second	Third	Fourth
2013

Interest and other revenue	$140.9	$132.6	$135.7	$135.8
Income before income taxes	36.6	36.1	40.9	45.8
Net income	22.7	22.4	25.4	28.7

2012

Interest and other revenue	$117.0	$121.1	$128.7	$143.7
Income before income taxes	31.8	34.4	35.5	31.9
Net income	19.0	20.7	22.0	22.0

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company believes that any reasonably possible range of losses with respect to these matters in addition to amounts accrued is not material to the Company’s financial statements.

At December 31, 2013, the Company has loan and lease commitments of $311.1 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter that occurred that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS  10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $.8 and $.8 in 2013 and 2012, respectively.

Other Fees

The Company was charged $.1 and $.1 in 2013 and 2012, respectively, by the principal accountant for tax consulting services.

As a wholly-owned, subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2013 proxy statement. During the year ended December 31, 2013, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PACCAR Financial Corp.

(Millions of Dollars)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2013, 2012, and 2011

Statements of Comprehensive Income – Years Ended December 31, 2013, 2012, and 2011

Balance Sheets – December 31, 2013 and 2012

Statements of Cash Flows – Years Ended December 31, 2013, 2012, and 2011

Statements of Stockholder’s Equity – Years Ended December 31, 2013, 2012, and 2011

Notes to Financial Statements – December 31, 2013, 2012, and 2011

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

Date February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

/s/ R. E. Armstrong	Chairman
R. E. Armstrong

(2)	Principal Financial Officer

/s/ R. A. Bengston	Principal Financial Officer
R. A. Bengston

(3)	Principal Accounting Officer

/s/ G. L. Watkins	Controller
G. L. Watkins

(4)	A Majority of the Board of Directors

/s/ R. E. Armstrong	Director
R. E. Armstrong

/s/ R. A. Bengston
R. A. Bengston	Director

/s/ T. R. Hubbard	Director
T. R. Hubbard

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company	10-K	March 26, 1985	3.1	001-11677

	(b)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

	(c)	By-laws of the Company	10-Q	October 20, 1983	3.2	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B	S-3	November 7, 2012	4.4	333-184808

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the each of the five years ended December 31, 2009 – 2013.*

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the each of the five years ended December 31, 2009 – 2013.*

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(23)		Consent of Independent Registered Public Accounting Firm*

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith