Form 10-Q
period 2014-06-30
PACCAR FINANCIAL CORP
filed 2014-08-07
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Common Stock, $100 par value – 145,000 shares as of July 31, 2014

THE REGISTRANT IS A WHOLLY OWNED DIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. – FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Interest and fee income	$52.7	$51.4	$103.7	$102.4
Operating lease and rental revenue	80.9	71.8	158.4	141.1
Used truck sales and other revenue	6.1	9.4	12.4	30.0

TOTAL INTEREST AND OTHER REVENUE	139.7	132.6	274.5	273.5

Interest and other borrowing costs	14.4	16.4	30.1	32.7
Depreciation and other rental expenses	66.0	58.8	128.9	114.4
Cost of used truck sales and other expenses	4.4	8.6	8.4	27.9
Selling, general and administrative expenses	11.3	10.7	22.3	21.4
Provision for losses on receivables	1.6	2.0	2.9	4.4

TOTAL EXPENSES	97.7	96.5	192.6	200.8

INCOME BEFORE INCOME TAXES	42.0	36.1	81.9	72.7

Income taxes	16.0	13.7	31.2	27.6

NET INCOME	$26.0	$22.4	$50.7	$45.1

COMPREHENSIVE INCOME	$25.2	$24.8	$50.6	$48.8

RETAINED EARNINGS AT BEGINNING OF PERIOD	$819.3	$718.1	$794.6	$695.4

RETAINED EARNINGS AT END OF PERIOD	$845.3	$740.5	$845.3	$740.5

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	June 30 2014	December 31 2013*
	(Unaudited)
ASSETS

Cash	$23.9	$33.5
Finance and other receivables, net of allowance for losses (2014 – $56.3 and 2013 – $55.3)	4,576.9	4,528.1
Due from PACCAR and affiliates	1,432.8	1,367.3
Equipment on operating leases, net of accumulated depreciation (2014 – $509.5 and 2013 – $455.8)	1,257.8	1,188.5
Other assets	169.9	130.2

TOTAL ASSETS	$7,461.3	$7,247.6

LIABILITIES

Accounts payable, accrued expenses and other	$178.7	$211.2
Due to PACCAR and affiliates	25.9	259.4
Commercial paper	1,419.7	1,149.8
Medium-term notes	4,049.6	3,849.9
Deferred taxes and other liabilities	788.4	832.3

TOTAL LIABILITIES	$6,462.3	$6,302.6

STOCKHOLDER’S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	$31.0	$31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	111.0	107.6
Retained earnings	845.3	794.6
Accumulated other comprehensive loss	(2.8)	(2.7)

TOTAL STOCKHOLDER’S EQUITY	$999.0	$945.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$7,461.3	$7,247.6

*	The December 31, 2013 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Six Months Ended June 30
	2014	2013
OPERATING ACTIVITIES

Net income	$50.7	$45.1
Items included in net income not affecting cash:
Depreciation and amortization	118.0	105.5
Provision for losses on receivables	2.9	4.4
Deferred taxes	(36.9)	2.5
Administrative fees for services from PACCAR	3.4	3.1
Increase (decrease) in payables and other	13.7	(1.6)

NET CASH PROVIDED BY OPERATING ACTIVITIES	151.8	159.0

INVESTING ACTIVITIES

Finance and other receivables originated	(857.3)	(814.1)
Collections on finance and other receivables	790.5	729.8
Net decrease in wholesale receivables	2.0	83.4
Loans to PACCAR and affiliates	(95.0)	(252.0)
Collection on loans from PACCAR and affiliates		220.5
Net increase in other receivables and leases to PACCAR and affiliates	(34.6)	(80.4)
Acquisition of equipment on operating leases, primarily from PACCAR	(242.7)	(192.1)
Proceeds from disposal of equipment	76.9	65.6
Acquisition of trucks for lease and other	(53.1)	(34.0)

NET CASH USED IN INVESTING ACTIVITIES	(413.3)	(273.3)

FINANCING ACTIVITIES

Net increase (decrease) in commercial paper	269.9	(289.6)
Proceeds from medium-term notes	500.0	950.0
Payments of medium-term notes	(300.0)	(550.0)
Payments on loans from PACCAR	(218.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	251.9	110.4

NET DECREASE IN CASH	(9.6)	(3.9)

CASH AT BEGINNING OF PERIOD	33.5	26.6

CASH AT END OF PERIOD	$23.9	$22.7

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE A – Basis of Presentation

PACCAR Financial Corp. (the “Company”) is a wholly-owned subsidiary of PACCAR Inc (“PACCAR”). The Company primarily provides financing of PACCAR-manufactured trucks and related equipment sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes included in PACCAR Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the transition alternatives and impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if available under the applicable tax jurisdiction. The ASU was effective for annual periods beginning after December 15, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-11 in the first quarter of 2014; the implementation of this amendment did not have an impact on the Company’s financial statements.

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	June 30 2014	December 31 2013
Retail loans	$2,517.0	$2,442.5
Retail direct financing leases	1,588.0	1,577.0
Dealer wholesale financing	576.0	578.0
Dealer master notes	77.2	105.1
Operating lease and other trade receivables	33.4	36.7
Unearned interest on finance leases	(158.4)	(155.9)

Total portfolio	4,633.2	4,583.4
Less allowance for losses:
Loans and leases	(52.3)	(51.5)
Dealer wholesale financing	(3.0)	(3.0)
Operating lease and other trade receivables	(1.0)	(.8)

Total portfolio, net of allowance for losses	$4,576.9	$4,528.1

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past-due were accruing interest at June 30, 2014 or December 31, 2013. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by three months in 2014 and four months in 2013, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2014 and December 31, 2013.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The allowance for credit losses is summarized as follows:

	2014
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.0	$11.5	$40.0	$.8	$55.3
Provision for losses		(.5)	3.1	.3	2.9
Charge-offs			(2.6)	(.1)	(2.7)
Recoveries			.8		.8

Balance at June 30	$3.0	$11.0	$41.3	$1.0	$56.3

	2013
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.9	$10.7	$37.1	$1.1	$52.8
Provision for losses	(.6)	(.3)	4.9	.4	4.4
Charge-offs			(3.3)		(3.3)
Recoveries			1.1		1.1

Balance at June 30	$3.3	$10.4	$39.8	$1.5	$55.0

*	Operating lease and other trade receivables

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer		Customer
At June 30, 2014	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$16.7	$16.7
Allowance for impaired finance receivables determined individually			$(1.7)	$(1.7)
Recorded investment for finance receivables evaluated collectively	$576.0	$1,291.9	$2,715.2	$4,583.1
Allowance for finance receivables determined collectively	$(3.0)	$(11.0)	$(39.6)	$(53.6)

	Dealer		Customer
At December 31, 2013	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$19.1	$19.1
Allowance for impaired finance receivables determined individually			$(2.0)	$(2.0)
Recorded investment for finance receivables evaluated collectively	$578.0	$1,318.8	$2,630.8	$4,527.6
Allowance for finance receivables determined collectively	$(3.0)	$(11.5)	$(38.0)	$(52.5)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	June 30 2014	December 31 2013
Dealer:
Wholesale
Retail
Customer Retail:
Fleet	$15.2	$17.0
Owner/Operator	1.5	2.1

	$16.7	$19.1

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans with no specific reserves were $2.6 and $7.3 at June 30, 2014 and December 31, 2013, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of June 30, 2014 and December 31, 2013 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At June 30, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve			$7.2	$1.4	$8.6
Associated allowance			(.8)	(.3)	(1.1)

Net carrying amount of impaired loans			$6.4	$1.1	$7.5

Average recorded investment*			$13.4	$2.1	$15.5

* Represents the average during the 12 months ended June 30, 2014

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve			$6.5	$1.9	$8.4
Associated allowance			(1.0)	(.5)	(1.5)

Net carrying amount of impaired loans			$5.5	$1.4	$6.9

Average recorded investment*			$12.4	$4.1	$16.5

*	Represents the average during the 12 months ended June 30, 2013

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Interest income recognized:
Dealer:
Wholesale
Retail
Customer Retail:
Fleet	$.2	$.5	$.4	$.7
Owner/Operator	.1	.2	.2	.3

	$.3	$.7	$.6	$1.0

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
At June 30, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$567.1	$1,290.5	$2,337.2	$377.0	$4,571.8
Watch	8.9	1.4	.9	.1	11.3
At-risk			15.2	1.5	16.7

Total	$576.0	$1,291.9	$2,353.3	$378.6	$4,599.8

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$576.9	$1,313.9	$2,264.5	$365.1	$4,520.4
Watch	1.1	5.0	.9	.2	7.2
At-risk			17.0	2.1	19.1

Total	$578.0	$1,318.9	$2,282.4	$367.4	$4,546.7

The tables below summarize the Company’s finance receivables by aging category. In determining past-due status, the Company considers the entire contractual account balance past-due when any installment is over 30 days past-due. Substantially all customer accounts that were greater than 30 days past-due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At June 30, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past-due	$576.0	$1,291.9	$2,347.7	$377.6	$4,593.2
31 – 60 days past-due			2.1	.3	2.4
Greater than 60 days past-due			3.5	.7	4.2

Total	$576.0	$1,291.9	$2,353.3	$378.6	$4,599.8

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past-due	$578.0	$1,318.9	$2,270.7	$365.7	$4,533.3
31 – 60 days past-due			1.4	.5	1.9
Greater than 60 days past-due			10.3	1.2	11.5

Total	$578.0	$1,318.9	$2,282.4	$367.4	$4,546.7

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Troubled Debt Restructurings

The balance of TDRs was $8.1 at June 30, 2014 and $6.1 at December 31, 2013. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet			$4.4	$4.4
Owner/Operator	$.1	$.1	.3	.3

	$.1	$.1	$4.7	$4.7

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet			$.3	$.3
Owner/Operator	$.2	$.2	.3	.3

	$.2	$.2	$.6	$.6

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2014 and 2013.

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past-due) during the period by portfolio class are as follows:

	Six Months ended June 30
	2014	2013
Fleet		$.9
Owner/Operator	$.1

	$.1	$.9

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at June 30, 2014 and 2013.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment on operating leases. The Company records the vehicles as used truck inventory which is included in Other assets on the Balance Sheets. The balance of repossessed inventory at June 30, 2014 and December 31, 2013 was $1.4 and $4.3, respectively.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Proceeds from the sales of repossessed assets were $13.0 and $11.0 for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

Unamortized Loan Origination Costs

The unamortized loan origination costs at June 30, 2014 and December 31, 2013 were $12.7 and $12.8, respectively. These amounts are included in Other assets on the Balance Sheets.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2014 and full year 2013 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at June 30, 2014 and December 31, 2013, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia are summarized below:

	June 30 2014	December 31 2013
Due from PACCAR and affiliates
Loans due from PACCAR	$758.2	$653.6
Loans due from foreign finance affiliates	455.0	429.6
Tax-related receivable due from PACCAR	128.7	193.7
Direct financing leases due from affiliate	14.6	14.7
Receivables	76.3	75.7

Total	$1,432.8	$1,367.3

Due to PACCAR and affiliates
Loans due to PACCAR		$218.0
Payables	$25.9	41.4

Total	$25.9	$259.4

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR represented the related tax benefit to be settled with PACCAR.

The Company provides direct financing leases to dealer locations operated by an affiliate of PACCAR.

Loans due to PACCAR were nil at June 30, 2014 compared to $218.0 at December 31, 2013. The $218.0 loan, with an effective fixed interest rate of 6.88%, was repaid upon maturity in February 2014.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s specific use of the services and PACCAR’s cost. Management considers these charges reasonable and similar to the costs that would be incurred if the Company were on a stand-alone basis.

There were no dividends declared or paid during the first six months of 2014 and 2013.

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$26.0	$22.4	$50.7	$45.1
Other comprehensive income
Derivative contracts (decrease) increase	(.8)	2.4	(.1)	3.7

Net other comprehensive (loss) income	(.8)	2.4	(.1)	3.7

Total comprehensive income	$25.2	$24.8	$50.6	$48.8

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL) of $2.8 and $2.7 at June 30, 2014 and December 31, 2013, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during the six months ended June 30, 2014 and 2013 are as follows:

	2014	2013
Balance at January 1	$(2.7)	$(7.7)
Amounts recorded in AOCL
Unrealized (loss) gain on derivative contracts	(5.1)	1.8
Income tax effect	2.0	(0.7)
Amounts reclassified out of AOCL
Interest and other borrowing costs	5.0	4.1
Income taxes	(2.0)	(1.5)

Net other comprehensive (loss) income	(.1)	3.7

Balance at June 30	$(2.8)	$(4.0)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2014. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Amounts shown below represent the balance of assets measured at fair value as of June 30, 2014 and December 31, 2013. Derivative contracts are measured on a recurring basis. These assets and liabilities are outlined in the table below:

Level 2	June 30 2014	December 31 2013
Assets:
Impaired loans, net of specific reserves (2014 – nil and 2013 – $.1)		$7.0
Used trucks held for sale	$3.8	8.7
Derivative contracts	1.0	1.6

Liabilities:
Derivative contracts	$5.6	$6.0

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at June 30, 2014 and 2013 were $.4 and $.7 during the first six months of 2014 and 2013, respectively, and were recorded in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at June 30, 2014 and December 31, 2013 was as follows:

	June 30 2014		December 31 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR	$640.5	$645.4	$550.5	$554.5
Due from foreign finance affiliates	216.0	218.3	216.0	218.4
Fixed-rate loans	2,474.4	2,512.1	2,393.1	2,413.9

Liabilities:
Due to PACCAR			$218.0	$219.7
Fixed-rate debt	$3,049.6	$3,071.6	2,749.9	2,774.4

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

At June 30, 2014, the notional amount of these contracts totaled $1,397.0 with amounts expiring over the next six years. Notional maturities for all interest rate contracts are $270.0 for the remainder of 2014, $325.0 for 2015, $392.0 for 2016, $100.0 for 2017, $250.0 for 2018, $20.0 for 2019 and $40.0 for 2020. The majority of these contracts are floating to fixed rate swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

As of June 30, 2014

Interest-rate contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Other assets	$1.0	$(.4)	$.6
Liabilities:
Accounts payable, accrued expenses and other	$5.6	$(.4)	$5.2

As of December 31, 2013

Interest-rate contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Other assets	$1.6	$(.2)	$1.4
Liabilities:
Accounts payable, accrued expenses and other	$6.0	$(.2)	$5.8

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at June 30, 2014.

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges on a quarterly basis. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCL to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the six months ended June 30, 2014 and 2013. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.3 years.

Amounts in AOCL are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. As of June 30, 2014, AOCL was $2.8, net of tax, and $5.1, net of tax is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized in other comprehensive income (OCI) and expenses reclassified from AOCL into income.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Pre-tax (loss)/gain on derivative contracts recognized in OCI	$(4.2)	$1.8	$(5.1)	$1.8

Expenses reclassified out of AOCL into Interest and other borrowing expenses	$2.7	$1.9	$5.0	$4.1

NOTE G – Income Taxes

The effective income tax rate for the second quarter and first half of 2014 was 38.1% compared to 38.0% for the second quarter and first half of 2013.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended			Six Months Ended
	June 30			June 30
	2014	2013	% Change	2014	2013	% Change
New business volume by product:
Retail loans and direct financing leases	$422.6	$416.4	1	$727.8	$691.4	5
Equipment on operating leases	178.0	121.3	47	247.1	194.3	27
Dealer master notes	75.0	63.4	18	124.4	123.0	1

	$675.6	$601.1	12	$1,099.3	$1,008.7	9

Average earning assets by product:
Retail loans and direct financing leases	$3,951.9	$3,632.4	9	$3,922.6	$3,613.1	9
Equipment on operating leases	1,210.2	1,062.3	14	1,193.9	1,048.0	14
Dealer wholesale financing	624.8	619.3	1	616.2	615.6
Dealer master notes	79.7	76.8	4	79.0	82.4	(4)

	$5,866.6	$5,390.8	9	$5,811.7	$5,359.1	8

Revenue by product:
Retail loans and direct financing leases	$48.0	$44.8	7	$93.7	$89.2	5
Equipment on operating leases	80.9	71.8	13	158.4	141.1	12
Dealer wholesale financing	4.2	4.6	(9)	8.1	9.1	(11)
Dealer master notes	.6	.6		1.2	1.3	(8)
Used truck sales, other revenues and fees	6.0	10.8	(44)	13.1	32.8	(60)

	$139.7	$132.6	5	$274.5	$273.5

Income before income taxes	$42.0	$36.1	16	$81.9	$72.7	13

New Business Volume

New business volume in the second quarter and first half of 2014 increased 12% and 9% from the second quarter and first half of 2013 due to higher sales of PACCAR trucks in 2014. Equipment on operating lease new business volume in the second quarter and first half of 2014 increased $56.7 and $52.8 from the second quarter and first half of 2013, attributable to higher operating lease fleet business in the first half of 2014. Dealer master note new business volume increased $11.6 and $1.4 from the second quarter and first half of 2013 due to higher new truck sales resulting in increased finance volume from dealers.

In the second quarter of 2014, the Company began a program of assigning certain new operating lease contracts to third parties to limit concentration of portfolio risk with certain large customers. These transactions are accounted for as sales of the related equipment under operating leases and excluded from new business volume. The Company sold equipment with a book value of $16.5 and received cash proceeds of $16.9. The Company maintains servicing responsibilities for the leases and fees received for servicing are capitalized and recognized over the contract term.

Income Before Income Taxes

The Company’s income before income taxes was $42.0 for the second quarter of 2014 compared to $36.1 for the second quarter of 2013. The increase in income before income taxes for the quarter was primarily the result of a higher finance margin of $3.3, a higher operating lease margin of $1.9 and higher results from used trucks and other of $.9.

PACCAR FINANCIAL CORP. - FORM 10-Q

The Company’s income before income taxes was $81.9 for the first half of 2014 compared to $72.7 for the first half of 2013. The increase in income before income taxes for the first half was primarily the result of a higher finance margin of $3.9, a higher operating lease margin of $2.8 and higher results from used trucks and other of $1.9.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended June 30, 2014 are outlined in the table below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Three Months Ended June 30, 2013	$51.4	$16.4	$35.0
Increase (decrease)
Average finance receivables	3.5		3.5
Average receivables from PACCAR and affiliates	.4		.4
Average debt balances		1.5	(1.5)
Yields	(2.6)		(2.6)
Borrowing rates		(3.5)	3.5

Total increase (decrease)	1.3	(2.0)	3.3

Three Months Ended June 30, 2014	$52.7	$14.4	$38.3

•	Average finance receivables increased $327.9 in the second quarter of 2014 as a result of retail portfolio new business volume exceeding repayments.

•	Average receivables from PACCAR and affiliates increased $209.1 in the second quarter of 2014 as a result of new loans to affiliated companies exceeding repayments.

•

Average debt balances increased $574.8 in the second quarter of 2014. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and operating leases and increased intercompany loans to affiliated companies.

•

Average yields in the second quarter of 2014 were 4.3% compared to 4.5% in the second quarter of 2013. Average borrowing rates in the second quarter of 2014 were 1.1% compared to 1.4% in the second quarter of 2013. The decrease in yields and borrowing rates was due to lower market rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the six months ended June 30, 2014 are outlined in the table below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Six Months Ended June 30, 2013	$102.4	$32.7	$69.7
Increase (decrease)
Average finance receivables	6.5		6.5
Average receivables from PACCAR and affiliates	.9		.9
Average debt balances		2.9	(2.9)
Yields	(6.1)		(6.1)
Borrowing rates		(5.5)	5.5

Total increase (decrease)	1.3	(2.6)	3.9

Six Months Ended June 30, 2014	$103.7	$30.1	$73.6

•	Average finance receivables increased $306.7 in the first half of 2014 as a result of retail portfolio new business volume exceeding repayments.

•	Average receivables from PACCAR and affiliates increased $245.3 in the first half of 2014 as a result of new loans to affiliated companies exceeding repayments.

•

Average debt balances increased $509.5 in the first half of 2014. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and operating leases and increased intercompany loans to affiliated companies.

•

Average yields in the first half of 2014 were 4.3% compared to 4.6% in first half of 2013. Average borrowing rates in the first half of 2014 were 1.2% compared to 1.4% in the first half of 2013. The decrease in yields and borrowing rates was due to lower market rates.

The major factors for the change in operating lease and rental revenue, depreciation and other rental expenses and operating lease margin for the three months ended June 30, 2014 are outlined in the table below:

	Operating Lease and Rental Revenue	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended June 30, 2013	$71.8	$58.8	$13.0
Increase (decrease)
Results on returned lease assets		(3.1)	3.1
Average operating lease assets	7.0	5.5	1.5
Revenue and cost per asset	2.1	4.8	(2.7)

Total increase	9.1	7.2	1.9

Three Months Ended June 30, 2014	$80.9	$66.0	$14.9

•	Results on returned lease assets were higher in 2014 compared to 2013 due to higher gains on used trucks reflecting improvement in used truck prices.

•	Average operating lease assets increased as a result of a higher volume of equipment placed in service from higher demand for leased vehicles.

PACCAR FINANCIAL CORP. - FORM 10-Q

•	Revenue and cost per asset increased by $2.1 and $4.8, respectively. Operating lease margin per asset decreased by $2.7 mainly due to lower fleet utilization and higher vehicle related expenses.

The major factors for the change in operating lease and rental revenue, depreciation and other rental expenses and operating lease margin for the six months ended June 30, 2014 are outlined in the table below:

	Operating Lease and Rental Revenue	Depreciation and Other Rental Expenses	Operating Lease Margin
Six Months Ended June 30, 2013	$141.1	$114.4	$26.7
Increase (decrease)
Results on returned lease assets		(4.4)	4.4
Average operating lease assets	15.0	12.2	2.8
Revenue and cost per asset	2.3	6.7	(4.4)

Total increase	17.3	14.5	2.8

Six Months Ended June 30, 2014	$158.4	$128.9	$29.5

•	Results on returned lease assets were higher in 2014 compared to 2013 due to higher gains on used trucks reflecting improvement in used truck prices.

•	Average operating lease assets increased as a result of a higher volume of equipment placed in service from higher demand for leased vehicles.

•	Revenue and cost per asset increased by $2.3 and $6.7, respectively. Operating lease margin per asset decreased by $4.4 due to lower fleet utilization and higher vehicle related expenses.

Used truck sales and other revenue and Cost of used trucks sales and other expenses are summarized below for the second quarter and first half of 2014 compared to the second quarter and first half of 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Used truck sales and other revenue	$6.1	$9.4	$12.4	$30.0
Cost of used truck sales and other expenses	4.4	8.6	8.4	27.9

Results from used trucks and other	$1.7	$.8	$4.0	$2.1

Results from used trucks and other in the second quarter and first half of 2014 increased by and $.9 and $1.9 from the second quarter and first half of 2013, respectively. This reflects increased margin per truck sold.

PACCAR FINANCIAL CORP. - FORM 10-Q

Allowance for Losses

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

	Six Months Ended June 30 2014	Year Ended December 31 2013	Six Months Ended June 30 2013
Balance at beginning of period	$55.3	$52.8	$52.8
Provision for losses	2.9	2.3	4.4
Charge-offs	(2.7)	(6.5)	(3.3)
Recoveries	.8	6.7	1.1

Balance at end of period	$56.3	$55.3	$55.0

Ratios:
Charge-offs, net of recoveries ($1.9 in 2014) to average total portfolio ($4,617.8 in 2014) annualized at June 30, 2014	.08%	-%	.10%

Allowance for losses ($56.3 in 2014) to period-end total portfolio ($4,633.2 in 2014)	1.22%	1.21%	1.28%

Period-end retail loan and lease receivables past due, over 30 days, ($6.6 in 2014) to period-end retail loan and lease receivables ($3,946.6 in 2014)	.17%	.35%	.31%

The provision for losses on receivables in the first half of 2014 decreased to $2.9 from $4.4 in the first half of 2013 primarily due to improved portfolio performance.

Charge-offs, net of recoveries, decreased $.3 to $1.9 in the first half of 2014 from $2.2 in the first half of 2013 due to customers’ favorable operating conditions and cash flows.

Retail loan and lease receivables past-due over 30 days at June 30, 2014 was .17% compared to .35% at December 31, 2013 and .31% at June 30, 2013. At June 30, 2014, the Company had $1.7 of specific loss reserves for all accounts considered to be impaired. The Company continues to focus on maintaining low past-due balances.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

The post-modification balance of accounts modified during the six months ended June 30, 2014 and 2013 are summarized below:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$84.0	3.6%	$111.0	5.2%
Insignificant Delay	32.4	1.4%	43.6	2.1%
Credit - No Concession	3.7	.2%	1.7	.1%
Credit - TDR	4.7	.2%	.6

	$124.8	5.4%	$156.9	7.4%

*	Recorded investment immediately after modification as a percentage of ending portfolio, on an annualized basis

Total modification activity decreased in the first half of 2014 compared to the first half of 2013 primarily due to lower commercial modifications and insignificant delay modifications. Commercial modifications of $84.0 in 2014 compared to $111.0 in 2013 reflect lower volume of end of contract refinancing in 2014. Insignificant delay modifications decreased to $32.4 in 2014 from $43.6 in 2013 primarily due to fewer fleet customers requesting contract modifications.

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified no accounts during the second quarter of 2014, no accounts during the fourth quarter of 2013 and $.2 of accounts during the second quarter of 2013 that were 30+ days past-due and became current at the time of modification. The effect on past-due and allowance for credit losses from such modifications was not significant at June 30, 2014, December 31, 2013 and June 30, 2013. See “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30		December 31		June 30
	2014		2013		2013
Retail loans	$2,517.0	54%	$2,442.5	53%	$2,354.4	54%
Retail leases	1,429.6	31%	1,421.1	31%	1,287.7	30%
Dealer wholesale financing	576.0	12%	578.0	13%	558.3	13%
Dealer master notes	77.2	2%	105.1	2%	75.4	2%
Other*	33.4	1%	36.7	1%	32.4	1%

Total portfolio	$4,633.2	100%	$4,583.4	100%	$4,308.2	100%

*	Operating lease and other trade receivables

Retail loans increased to $2,517.0 at June 30, 2014 compared to $2,442.5 at December 31, 2013 due to new business volume exceeding collections.

Retail leases increased to $1,429.6 at June 30, 2014 compared to $1,421.1 at December 31, 2013 due to new business volume exceeding collections.

Dealer master notes decreased to $77.2 at June 30, 2014 compared to $105.1 at December 31, 2013 due to repayments exceeding new business volume. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of June 30, 2014, the underlying pledged contracts were $143.7 upon which the dealers have available $48.7 as potential additional borrowing capacity.

PACCAR FINANCIAL CORP. - FORM 10-Q

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. There have been no significant changes in customer contract terms during the periods.

The effective income tax rate for the second quarter and first half of 2014 was 38.1% compared to 38.0% for the second quarter and first half of 2013.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first half of 2014 was $36.9 compared to a deferred income tax provision of $2.5 for the first half of 2013. The Company’s net deferred tax liability decreased to $766.0 at June 30, 2014 from $802.9 at December 31, 2013 due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2014.

Company Outlook

Truck industry retail sales in the U.S. in 2014 are expected to be 200,000 – 220,000 units compared to 184,800 units in 2013. Average earning assets this year are expected to increase 5 – 10% as increased new business financing from truck sales exceeds customer collections. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past-due accounts, truck repossessions and credit losses would likely increase from the current low levels. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at June 30, 2014 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2012, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of June 30, 2014 was $4,050.0.

Loans due to PACCAR were nil at June 30, 2014 compared to $218.0 at December 31, 2013. The $218.0 loan, with an effective fixed interest rate of 6.88%, was repaid upon maturity in February 2014.

PACCAR FINANCIAL CORP. - FORM 10-Q

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at June 30, 2014. Of this amount, $1,000.0 expires in June 2015, $1,000.0 expires in 2018 and $1,000.0 expires in 2019. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts. Credit facilities of $1,916.5 are available for use by the Company and/or PACCAR and certain other PACCAR affiliates. The remaining $1,083.5 is allocated to the following subsidiaries: $382.0 is available for use by PACCAR’s United Kingdom and Dutch finance subsidiaries, $285.5 is available for use by PACCAR’s Canadian finance subsidiary, $230.0 is available for use by PACCAR’s Mexican finance subsidiaries and $186.0 is available for use by PACCAR’s Australian finance subsidiary.

These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2014 and the year ended December 31, 2013.

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

For Item 5, there was no reportable information during the six months ended June 30, 2014.

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2013 Annual Report. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2014.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date August 7, 2014	By	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

	By	/s/ Gary L. Watkins
Gary L. Watkins
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company	10-K	March 26, 1985	3.1	001-11677

	(b)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

	(c)	Restated By-laws of the Company*

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B	S-3	November 7, 2012	4.4	333-184808

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2014 and 2013*

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six month periods ended June 30, 2014 and 2013*

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith