Form 10-K
period 2014-12-31
PACCAR FINANCIAL CORP
filed 2015-02-26
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer:  ☐            Accelerated filer:  ☐            Non-accelerated filer:  ☒            Smaller reporting company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014: None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2015:

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

The Company principally provides financing and leasing of PACCAR manufactured trucks and other transportation equipment sold through the Kenworth and Peterbilt independent dealer networks in the United States. The Company also finances dealer inventories of new and used transportation equipment. The Company’s PacLease division franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. In selected markets, PacLease directly engages in full-service leasing with its customers through Company-owned stores and through Kenworth and Peterbilt dealerships.

PACCAR

PACCAR is a multinational company operating in three principal industry segments: (1) the Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment includes finance and leasing products and services provided to customer and dealers. Light and medium-duty trucks have a gross vehicle weight (GVW) ranging from 16,000 to 33,000 lbs (Class 5 to 7) in North America and 6 to 16 metric tonnes in Europe. Heavy duty trucks have a GVW of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. PACCAR’s Other business is the manufacturing and marketing of industrial winches.

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Canada, Mexico and Brasil, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. PACCAR competes in the North American Class 5 - 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by PACCAR’s wholly-owned subsidiaries located in those countries. PACCAR competes in the European light/medium market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly-owned subsidiaries. PACCAR Parts opened a new parts distribution center in Montreal, Canada in 2014 and began construction of a new 160,000 square-foot parts distribution center in Renton, Washington; the new facility will increase the distribution capacity for PACCAR’s dealers and customers in the northwestern U.S. and western Canada. Commercial truck manufacturing and related aftermarket parts distribution accounted for 77% and 16% of total 2014 net sales and revenues, respectively.

Substantially all trucks are sold to independent dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed worldwide by a foreign subsidiary headquartered in the Netherlands and is also marketed and distributed by foreign subsidiaries in Brasil and Australia. The decision to operate as a subsidiary or as a division is incidental to PACCAR’s Truck segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

Aftermarket truck parts are sold and delivered to PACCAR’s independent dealers through PACCAR’s 17 strategically located parts distribution centers. Parts are primarily purchased from various suppliers and also manufactured by PACCAR. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery.

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian Class 8 market was 27.9% of retail sales in 2014, and PACCAR’s medium-duty market share was 16.7% in 2014. In Europe, there are six principal competitors in the commercial truck market, including parent

PACCAR Financial Corp.

(Millions of Dollars)

companies to two competitors of PACCAR in the U.S. In 2014, DAF had a 13.8% share of the Western and Central European heavy-duty market and a 8.8% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

As of December 31, 2014, the Company employed 402 full-time employees, none of whom are represented by a collective bargaining agent.

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

The Company offers the following products to Kenworth and Peterbilt dealers and PacLease franchisees:

Master Notes

Master note contracts (“Master Notes”) are offered to select dealers for new and used trucks. Retail installment contracts originated by the dealer for new or used trucks which meet the Company’s requirements as to form, terms and creditworthiness for Retail Contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. Master Notes have fixed or floating interest rates.

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

Full-Service Leasing

The Company also conducts full-service leasing operations under the PacLease trade name. Selected dealers are franchised to provide full-service leasing, which includes the equipment, maintenance, parts, taxes and licenses in one combined contract with the customer. The Company provides the franchisees with equipment financing and managerial support. The Company also operates full-service lease outlets in selected markets on its own behalf.

Insurance

The Company charges a fee to provide insurance coverage, through an unrelated regulated insurance carrier, on new trucks and used trucks inventory to dealers that have Wholesale Contracts with the Company.

CUSTOMER CONCENTRATION, PAST-DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of December 31, 2014 and 2013.

The Company has contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 14.4%, 11.4% and 10.8% of total interest and other revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

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

PACCAR Financial Corp.

(Millions of Dollars)

For further discussion of the allowance for losses, see “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

REGULATION AND SIMILAR MATTERS

In certain states, the Company is subject to retail installment sales or installment loan statutes and related regulations, the terms of which vary from state to state. These laws may require the Company to be licensed as a sales finance company and may regulate disclosure of finance charges and other terms of retail installment contracts. The Company is subject to substantive state franchise regulations and federal and state uniform franchise disclosure laws in connection with the offering of PacLease full-service truck leasing and rental franchises to Kenworth and Peterbilt truck dealers. The Company owns and operates several truck leasing and rental business locations, which are subject to applicable state licensing laws. The Company is also subject to certain provisions of federal law relating to non-discrimination in the granting of credit.

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

To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funds with interest rate characteristics similar to the corresponding assets. Fixed rate assets are primarily funded with fixed and floating rate medium-term notes and commercial paper. Interest rate swaps may be combined with commercial paper or floating rate medium-term notes to convert floating rate debt to fixed rate debt to achieve the Company’s funding objectives. Floating rate assets are funded primarily with commercial paper with maturities of three months or less and floating rate medium-term notes.

PACCAR Financial Corp.

(Millions of Dollars)

As of December 31, 2014, the total notional principal amount of interest rate swap contracts outstanding was $1,147.0, all of which effectively resulted in a net fixed rate payment obligation. These swap contracts are accounted for as cash flow hedges.

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

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2014. Of this amount, $1,000.0 expires in June 2015, $1,000.0 expires in 2018 and $1,000.0 expires in 2019. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Of the $3,000.0 credit facilities, $1,916.5 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,083.5 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the year ended December 31, 2014.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2012, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of December 31, 2014 was $4,150.0. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had nil and $218.0 outstanding in loans due to PACCAR as of December 31, 2014 and December 31, 2013, respectively. The $218.0 loan due to PACCAR was repaid upon maturity in February 2014. The Company had $830.5 and $653.6 outstanding in loans due from PACCAR as of December 31, 2014 and 2013, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $361.0 and $429.6 outstanding in loans due from foreign finance affiliates of PACCAR as of December 31, 2014 and 2013, respectively. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

PACCAR Financial Corp.

(Millions of Dollars)

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year.

The required ratio for the years ended December 31, 2014, 2013 and 2012 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

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

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results, including:

Sales of PACCAR Products

The Company’s business is substantially dependent upon the sale of PACCAR products and its ability to offer competitive financing in the United States. Changes in the volume of sales of PACCAR products due to a variety of reasons could impact the level of business of the Company. Refer to the “Relationship with PACCAR and Affiliates” section in “Item 1. – Business” and “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements for further discussion regarding the Company’s relationship with PACCAR.

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

Credit Risk

The Company is exposed to the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of the loans, leases and derivative contracts with the Company. Although most of the financial assets of the Company are secured by underlying equipment collateral, in the event a customer cannot meet its obligations to the Company, there is a risk that the value of the underlying collateral will not be sufficient to recover the amounts owed to the Company, resulting in credit losses.

Interest Rate Risk

The Company is subject to interest rate risks, because increases in interest rates can reduce demand for its products, increase borrowing costs and potentially reduce interest margins. The Company uses derivative contracts to mitigate the risk of changing interest rates.

Residual Value Risk

Residual value risk is the risk that the estimated residual value of leased assets established at lease origination, for the Company’s operating leases and certain direct financing leases, will not be recoverable when the leased asset is returned to the Company. When the market value of these leased assets at contract maturity or at early termination is less than its contractual residual value, the Company will be exposed to a greater risk of loss on the sales of the returned equipment. Refer to the Critical Accounting Policy on “Equipment on Operating Leases” in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding the Company’s exposure to residual value risk.

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

Information Technology

The Company relies on information technology systems, including the internet and other computer systems, which may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains excellent protections to guard against such events. If the Company’s computer systems were to be damaged, disrupted or breached, it could have a negative impact on the Company’s operating results and could also cause reputational damage, business disruption or the disclosure of confidential data.

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

With respect to the Company’s parent, PACCAR Inc, in January 2011, the European Commission (EC) commenced an investigation of all major European commercial vehicle manufacturers, including subsidiaries of PACCAR Inc, concerning whether such companies participated in agreements or concerted practices to coordinate their commercial policy in the European Union. On November 20, 2014, the EC issued a Statement of Objections to the manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH and PACCAR Inc as their parent. The Statement of Objections is a procedural step in which the EC expressed its preliminary view that the manufacturers had participated in anticompetitive practices in the European Union. The EC indicated that it will seek to impose significant fines on the manufacturers. DAF is studying the Statement of Objections and will prepare a response. The EC will review the manufacturers’ responses before issuing a decision. Any decision would be subject to appeal. PACCAR Inc is unable to estimate the potential fine at this time and accordingly, no accrual for any potential fine has been made by PACCAR Inc as of December 31, 2014. PACCAR Financial Corp. is not named in the EC’s Statement of Objections.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All outstanding common stock is owned by PACCAR; therefore, there is no trading market in the Company’s common stock.

No dividends were declared in 2014 or 2013.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company.

Balance Sheet Data

	As of December 31
	2014	2013	2012	2011	2010
Total Assets	$7,785.9	$7,247.6	$6,537.7	$5,250.1	$3,947.9
Total Liabilities	6,726.1	6,302.6	5,699.8	4,499.1	3,151.9
Total Stockholder’s Equity	1,059.8	945.0	837.9	751.0	796.0

Income Statement Data

	Year ended December 31
	2014	2013	2012	2011	2010
Total interest and other revenues	$563.5	$545.0	$510.5	$429.8	$412.3
Total expenses	388.5	385.6	376.9	317.4	349.1

Income before income taxes	175.0	159.4	133.6	112.4	63.2
Income taxes	66.4	60.2	49.9	44.4	19.1

Net income	$108.6	$99.2	$83.7	$68.0	$44.1

Ratio of Earnings to Fixed Charges Pursuant to SEC Reporting Requirements (1)	4.20x	3.65x	3.21x	2.72x	1.69x
Ratio of Earnings to Fixed Charges Pursuant to the Support Agreement	8.41x	7.12x	6.18x	4.95x	3.11x

(1)	For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is considered representative of an interest factor). This method of computing the ratio of earnings to fixed charges complies with SEC reporting requirements (see Exhibit 12(a)) but differs from the method called for in the Support Agreement between the Company and PACCAR (see Exhibit 12(b)).

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2014 Compared to 2013:

	Year ended December 31
	2014	2013	% Change
New business volume by product:
Retail loans and direct financing leases	$1,715.9	$1,558.8	10
Equipment on operating leases	488.7	459.3	6
Dealer master notes	233.2	263.2	(11)

	$2,437.8	$2,281.3	7

Average earning assets by product:
Retail loans and direct financing leases	$4,018.5	$3,688.5	9
Equipment on operating leases	1,243.9	1,092.1	14
Dealer wholesale financing	666.7	635.3	5
Dealer master notes	74.3	79.2	(6)

	$6,003.4	$5,495.1	9

Revenue by product:
Retail loans and direct financing leases	$191.2	$180.9	6
Equipment on operating leases	324.6	294.3	10
Dealer wholesale financing	17.5	18.1	(3)
Dealer master notes	2.4	2.6	(8)
Used truck sales, other revenues and fees	27.8	49.1	(43)

	$563.5	$545.0	3

Income before income taxes	$175.0	$159.4	10

New Business Volume

New business volume from retail loans and direct financing leases in 2014 increased 10% from 2013 due to higher retail sales of PACCAR trucks in 2014. Equipment on operating lease new business volume in 2014 increased 6% from 2013, attributable to higher operating lease fleet business in 2014. Dealer master notes new business volume in 2014 decreased 11% from 2013 due to decreased finance volume from dealers.

In the second quarter of 2014, the Company began a program of assigning certain new operating lease contracts to third parties to limit the risk of portfolio concentration with certain large customers. These transactions are accounted for as sales of the related equipment under operating leases and excluded from new business volume. The Company sold equipment with a book value of $19.1 and received cash proceeds of $19.5 during 2014. The Company retains servicing responsibilities for the leases, and fees received for servicing are capitalized and recognized over the contract term.

Income Before Income Taxes

The Company’s income before income taxes was $175.0 in 2014 compared to $159.4 in 2013. The increase in income before income taxes in 2014 was primarily the result of a higher finance margin of $14.0.

PACCAR Financial Corp.

(Millions of Dollars)

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2014 compared to 2013 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
2013	$206.5	$65.2	$141.3
Increase (decrease)
Average finance receivables	15.3		15.3
Average receivables from PACCAR and affiliates	1.1		1.1
Average debt balances		5.4	(5.4)
Yields	(7.3)		(7.3)
Borrowing rates		(10.3)	10.3

Total increase (decrease)	9.1	(4.9)	14.0

2014	$215.6	$60.3	$155.3

•	Average finance receivables in 2014 increased $356.5 as a result of retail portfolio new business volume exceeding collections.

•	Average receivables from PACCAR and affiliates increased $127.4 in 2014 as a result of new loans to affiliated companies exceeding collections.

•

Average debt balances increased $490.6 in 2014. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and operating leases and increased intercompany loans to affiliated companies.

•	Average yields in 2014 were 4.3% compared to 4.5% in 2013. Average borrowing rates in 2014 were 1.1% compared to 1.3% in 2013. The decrease in yields and borrowing rates was due to lower market rates.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2014 compared to 2013 are summarized below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
2013	$294.3	$237.9	$56.4
Increase (decrease)
Results on returned lease assets		(5.8)	5.8
Average operating lease assets	21.3	17.3	4.0
Revenue and cost per asset	9.0	13.4	(4.4)

Total increase	30.3	24.9	5.4

2014	$324.6	$262.8	$61.8

•	Results on returned lease assets were higher in 2014 compared to 2013 due to higher gains on used trucks reflecting improvement in used truck prices.

•	Average operating lease assets increased as a result of a higher volume of equipment placed in service from higher demand for leased vehicles.

•

Revenue per asset increased $9.0 from 2013 due to higher rental rates, partially offset by lower fee income. Cost per asset increased $13.4 from 2013 due to higher depreciation and maintenance expenses.

PACCAR Financial Corp.

(Millions of Dollars)

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2014 compared to 2013:

	Year ended December 31
	2014	2013
Used truck sales and other revenues	$23.3	$44.2
Cost of used truck sales and other expenses	15.2	37.5

Results from used trucks and other	$8.1	$6.7

Results from used trucks and other increased by $1.4, reflecting increased margin per truck on a lower number of used truck units sold.

Allowance for Credit Losses

	Year ended December 31
	2014	2013
Balance at beginning of period	$55.3	$52.8
Provision for losses	5.3	2.3
Charge-offs	(6.1)	(6.5)
Recoveries	1.5	6.7

Balance at end of period	$56.0	$55.3

Ratios:
Charge-offs, net of recoveries ($4.6 in 2014) to average total portfolio ($4,759.5 in 2014)	0.10%	—%

Allowance for losses ($56.0 in 2014) to year-end total portfolio ($5,052.6 in 2014)	1.11%	1.21%

Year-end retail loan and lease receivables past due over 30 days ($2.5 in 2014) to year-end retail loan and lease receivables ($4,215.1 in 2014)	.06%	.35%

The provision for losses on receivables of $5.3 in 2014 increased from $2.3 in 2013 primarily due to higher recoveries in 2013 and higher portfolio growth of 10% in 2014 compared to 7% in 2013.

Retail loan and lease receivables past due over 30 days at December 31, 2014 was .06% compared to .35% at December 31, 2013. The Company continues to focus on maintaining low past-due balances.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. See “Critical Accounting Policies”, “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

Modifications

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

PACCAR Financial Corp.

(Millions of Dollars)

the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as troubled debt restructurings (TDR).

The post-modification balances of accounts modified during 2014 and 2013 are summarized below:

	Year ended December 31
	2014		2013
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$142.1	2.8%	$178.1	3.9%
Insignificant Delay	41.0	.8%	69.7	1.5%
Credit - No Concession	3.8	.1%	2.1
Credit - TDR	22.3	.4%	2.6	.1%

	$209.2	4.1%	$252.5	5.5%

*	Recorded investment immediately after modification as a percentage of ending portfolio

Total modification activity decreased in 2014 compared to 2013 due to fewer commercial and insignificant delay modifications, partially offset by an increase in credit modifications. Commercial modifications decreased to $142.1 in 2014 from $178.1 in 2013 due to lower volume of end-of-contract refinancing in 2014. Insignificant delay modifications decreased to $41.0 in 2014 from $69.7 in 2013 primarily due to fewer fleet customers requesting contract modifications. Credit – TDR modifications increased to $22.3 in 2014 from $2.6 in 2013 mainly due to the contract modification of one large customer.

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified no accounts during the fourth quarter of 2014 and 2013 that were 30+ days past due and became current at the time of modification.

Modification of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 2014 and 2013. The effect of the allowance for credit losses from such modifications was not significant at December 2014 and 2013. There have been no significant changes in customer contract terms during the periods.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31 2014		December 31 2013
Retail loans	$2,687.7	53%	$2,442.5	53%
Retail leases	1,527.4	30%	1,421.1	31%
Dealer wholesale financing	743.4	15%	578.0	13%
Dealer master notes	62.7	1%	105.1	2%
Operating lease and other trade receivables	31.4	1%	36.7	1%

Total portfolio	$5,052.6	100%	$4,583.4	100%

Retail loans and retail leases increased to $2,687.7 and $1,527.4 compared to $2,442.5 and $1,421.1 at December 31, 2014 and 2013, respectively, due to new business volume exceeding collections.

Dealer wholesale financing balances increased to $743.4 at December 31, 2014 compared to $578.0 at December 31, 2013 due to higher dealer new truck inventory.

PACCAR Financial Corp.

(Millions of Dollars)

Dealer master notes decreased to $62.7 at December 31, 2014 compared to $105.1 at December 31, 2013 due to collections exceeding new business volume. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of December 31, 2014, the underlying pledged contracts were $129.6 upon which the dealers have available $49.6 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate was 37.9% for 2014 compared to 37.8% for 2013.

During 2014, the Company’s deferred income tax benefit was $37.9 compared to a deferred income tax provision of $71.8 during 2013. The Company’s net deferred tax liability decreased to $765.9 at December 31, 2014 from $802.9 at December 31, 2013 due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2015.

2013 Compared to 2012:

	Year ended December 31
	2013	2012	% Change
New business volume by product:
Retail loans and direct financing leases	$1,558.8	$1,765.6	(12)
Equipment on operating leases	459.3	463.8	(1)
Dealer master notes	263.2	279.4	(6)

	$2,281.3	$2,508.8	(9)

Average earning assets by product:
Retail loans and direct financing leases	$3,688.5	$3,251.4	13
Equipment on operating leases	1,092.1	962.2	14
Dealer wholesale financing	635.3	785.1	(19)
Dealer master notes	79.2	82.6	(4)

	$5,495.1	$5,081.3	8

Revenue by product:
Retail loans and direct financing leases	$180.9	$167.7	8
Equipment on operating leases	294.3	258.6	14
Dealer wholesale financing	18.1	23.7	(24)
Dealer master notes	2.6	2.9	(10)
Used truck sales, other revenues and fees	49.1	57.6	(15)

	$545.0	$510.5	7

Income before income taxes	$159.4	$133.6	19

PACCAR Financial Corp.

(Millions of Dollars)

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

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2013 compared to 2012 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
2012	$198.5	$63.7	$134.8
Increase (decrease)
Average finance receivables	12.7		12.7
Average receivables from PACCAR and affiliates	3.0		3.0
Average debt balances		8.7	(8.7)
Yields	(7.7)		(7.7)
Borrowing rates		(7.2)	7.2

Total increase	8.0	1.5	6.5

2013	$206.5	$65.2	$141.3

•	Average finance receivables in 2013 increased $283.9 as a result of retail portfolio new business volume exceeding collections, partially offset by a decrease in dealer wholesale financing.

•	Average receivables from PACCAR and affiliates increased $387.3 in 2013 as a result of new loans to affiliated companies exceeding collections.

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

PACCAR Financial Corp.

(Millions of Dollars)

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2013 compared to 2012 are summarized below:

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

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

	Year ended December 31
	2013	2012
Balance at beginning of period	$52.8	$58.8
Provision for losses	2.3	9.1
Charge-offs	(6.5)	(16.9)
Recoveries	6.7	1.8

Balance at end of period	$55.3	$52.8

Ratios:
Charge-offs, net of recoveries (-$.2 in 2013) to average total portfolio ($4,403.0 in 2013)	—%	.37%

Allowance for losses ($55.3 in 2013) to year-end total portfolio ($4,583.4 in 2013)	1.21%	1.22%

Year-end retail loan and lease receivables past due over 30 days ($13.4 in 2013) to year-end retail loan and lease receivables ($3,863.6 in 2013)	.35%	.32%

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

Charge-offs decreased $10.4 to $6.5 in 2013 from $16.9 in 2012 due to the charge-off of one large customer in 2012. The Company modified this customer contract in a troubled debt restructuring which included the satisfaction of a portion of this customer’s account and modification of the remaining receivable. Recoveries increased $4.9 to $6.7 in 2013 from $1.8 in 2012 mainly due to the recoveries from this large customer.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. See “Critical Accounting Policies”, “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

Modifications

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

When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as TDRs.

PACCAR Financial Corp.

(Millions of Dollars)

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

	December 31 2013	December 31 2012
Pro forma percentage of retail loan and lease accounts 30+ days past due	.35%	.41%

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

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31 2013		December 31 2012
Retail loans	$2,442.5	53%	$2,242.1	52%
Retail leases	1,421.1	31%	1,303.3	30%
Dealer wholesale financing	578.0	13%	641.7	15%
Dealer master notes	105.1	2%	92.4	2%
Operating lease and other trade receivables	36.7	1%	32.4	1%

Total portfolio	$4,583.4	100%	$4,311.9	100%

PACCAR Financial Corp.

(Millions of Dollars)

Retail loans and retail leases increased to $2,442.5 and $1,421.1 compared to $2,242.1 and $1,303.3 at December 31, 2013 and 2012, respectively, due to new business volume exceeding collections.

Dealer wholesale financing balances decreased to $578.0 at December 31, 2013 compared to $641.7 at December 31, 2012 due to lower dealer new truck inventory.

Dealer master notes increased to $105.1 at December 31, 2013 compared to $92.4 at December 31, 2012, due to new business volume exceeding collections. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of December 31, 2013, the underlying pledged contracts were $148.8 upon which the dealers have available $23.1 as a potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate was 37.8% for 2013 compared to 37.4% for 2012, reflecting higher state tax expenses in 2013.

During 2013, the Company’s deferred income tax provision was $71.8 compared to $46.1 for 2012 due to higher benefits from accelerated depreciation. The Company’s net deferred tax liability increased to $802.9 at December 31, 2013 from $728.2 at December 31, 2012. The increase in the deferred tax liability primarily relates to the high volume of leased equipment placed into service in 2013 for which a fifty percent bonus depreciation deduction was available under U.S. tax law. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results. The impact on liquidity in 2014 was not significant.

Company Outlook

Average earning assets in 2015 may grow approximately 5% as increased new business financing from truck sales is projected to exceed customer collections. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then the past-due accounts, truck repossessions and credit losses would likely increase from current low levels. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2014 are as follows:

Standard
	and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2012, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of December 31, 2014 was $4,150.0.

Loans due to PACCAR were nil at December 31, 2014 compared to $218.0 at December 31, 2013. The $218.0 loan, with an effective fixed interest rate of 6.88%, was repaid upon maturity in February 2014.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

PACCAR Financial Corp.

(Millions of Dollars)

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2014. Of this amount, $1,000.0 expires in June 2015, $1,000.0 expires in 2018 and $1,000.0 expires in 2019. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Of the $3,000.0 credit facilities, $1,916.5 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,083.5 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the year ended December 31, 2014.

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

The following summarizes the Company’s contractual cash commitments at December 31, 2014:

	Maturity
	Within			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Borrowings*	$2,550.6	$2,550.0	$550.0		$5,650.6
Interest on term debt**	40.7	45.6	13.2		99.5
Operating leases	.7	.9			1.6

Total	$2,592.0	$2,596.5	$563.2		$5,751.7

*	Borrowings also include commercial paper.
**	Includes interest on intercompany, fixed and floating rate term debt. Interest on floating rate debt is based on the applicable market rates at December 31, 2014.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $253.3 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in “Note A – Significant Accounting Policies” in the Notes to the Financial Statements. In the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. The following are accounting policies which, in the opinion of management, are particularly sensitive and which, if actual results are different from estimates used by management, may have a material impact on the financial statements.

PACCAR Financial Corp.

(Millions of Dollars)

Operating Leases

The accounting for trucks sold pursuant to agreements accounted for as operating leases is disclosed in “Note C – Equipment on Operating Leases” in the Notes to the Financial Statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to five years. The resulting residual values on operating leases generally range between 30% and 50% of original equipment cost. If the sales price of the trucks at the end of the term of the agreement differs from the Company’s estimated residual value, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

During 2014, 2013 and 2012, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $10.9, $5.4 and $2.6, respectively.

At December 31, 2014, the aggregate residual value of equipment on operating leases was $690.4. A 10% decrease in used truck values expected to persist over the remaining maturities of the Company’s operating leases would reduce residual value estimates and result in the Company recording approximately $17.3 of additional depreciation per year.

Allowance for Credit Losses

The allowance for credit losses related to the Company’s loans and finance leases is disclosed in “Note B – Finance and Other Receivables” in the Notes to the Financial Statements. The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires monthly reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over 36 to 60, months and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

PACCAR Financial Corp.

(Millions of Dollars)

The Company has developed a range of loss estimates for its portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. After determining the appropriate level of the allowance for credit losses, a provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio.

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past-due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past-due accounts ranges between 20% and 80%. Over the past three years, the Company’s year-end 30+ days past-due accounts have ranged between .06% and .35% of year-end loan and lease receivables.

Historically, a 100 basis point increase in the 30+ days past-due percentage has resulted in an increase in credit losses of 6 to 36 basis points of receivables. Past-dues were .06 % at December 31, 2014. If past-dues were 100 basis points higher or 1.06% as of December 31, 2014, the Company’s estimate of credit losses would likely have increased by a range of $2 to $15 million depending on the extent of the past-dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Forward Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales or reduced market share; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in interest rates and other operating costs; insufficient liquidity in the capital markets and availability of other funding sources; and legislation and governmental regulation.

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

PACCAR Financial Corp.

(Millions of Dollars)

The following is a sensitivity analysis for the Company’s assets and liabilities that have interest rate risk. The Company measures its interest rate risk by estimating the amount by which the fair value of interest rate sensitive assets and liabilities, including derivative financial instruments, would change assuming an immediate 100 basis point increase across the yield curve as shown in the following table:

Fair Value Gains (Losses)

	Year ended December 31
	2014	2013
Assets
Fixed rate loans	$(53.2)	$(48.1)
Due from PACCAR	(13.1)	(12.3)
Due from foreign finance affiliates	(1.6)	(3.7)
Interest rate swaps related to debt	6.3	4.5

Liabilities
Fixed rate debt	62.0	58.5
Interest rate swaps related to debt	11.7	8.5
Due to PACCAR		.5

Total	$12.1	$7.9

The Company’s debt as of December 31, 2014 and 2013 consisted of commercial paper and floating and fixed rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15 – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, cash flows, and stockholder’s equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 26, 2015

PACCAR Financial Corp.

STATEMENTS OF INCOME

(Millions of Dollars)

	Year ended December 31
	2014	2013	2012

Interest and fee income	$215.6	$206.5	$198.5
Operating lease and rental revenues	324.6	294.3	258.6
Used truck sales and other revenues	23.3	44.2	53.4

TOTAL INTEREST AND OTHER REVENUES	563.5	545.0	510.5

Interest and other borrowing costs	60.3	65.2	63.7
Depreciation and other rental expenses	262.8	237.9	211.6
Cost of used truck sales and other expenses	15.2	37.5	49.7
Selling, general and administrative expenses	44.9	42.7	42.8
Provision for losses on receivables	5.3	2.3	9.1

TOTAL EXPENSES	388.5	385.6	376.9

INCOME BEFORE INCOME TAXES	175.0	159.4	133.6

Income taxes	66.4	60.2	49.9

NET INCOME	$108.6	$99.2	$83.7

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

	Year ended December 31
	2014	2013	2012
Net income	$108.6	$99.2	$83.7
Other comprehensive income
Unrealized losses on derivative contracts
Losses arising during the period	(7.4)		(9.5)
Tax effect	2.7		3.5
Reclassification adjustment	9.9	8.0	9.9
Tax effect	(3.7)	(3.0)	(3.7)

Net other comprehensive income	1.5	5.0	.2

TOTAL COMPREHENSIVE INCOME	$110.1	$104.2	$83.9

See Notes to Financial Statements

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)

	December 31 2014	December 31 2013
ASSETS

Cash	$42.9	$33.5
Finance and other receivables, net of allowance for losses (2014 - $56.0 and 2013 - $55.3)	4,996.6	4,528.1
Due from PACCAR and affiliates	1,288.9	1,367.3
Equipment on operating leases, net of accumulated depreciation (2014 - $479.0 and 2013 - $455.8)	1,274.4	1,188.5
Other assets	183.1	130.2

TOTAL ASSETS	$7,785.9	$7,247.6

LIABILITIES

Accounts payable, accrued expenses and other	$235.4	$211.2
Due to PACCAR and affiliates	57.2	259.4
Commercial paper	1,500.6	1,149.8
Medium-term notes	4,149.5	3,849.9
Deferred taxes and other liabilities	783.4	832.3

TOTAL LIABILITIES	6,726.1	6,302.6

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	112.3	107.6
Retained earnings	903.2	794.6
Accumulated other comprehensive loss	(1.2)	(2.7)

TOTAL STOCKHOLDER’S EQUITY	1,059.8	945.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$7,785.9	$7,247.6

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year ended December 31
	2014	2013	2012
OPERATING ACTIVITIES

Net income	$108.6	$99.2	$83.7
Items included in net income not affecting cash:
Depreciation and amortization	242.4	215.3	186.7
Provision for losses on receivables	5.3	2.3	9.1
Deferred taxes	(37.9)	71.8	46.1
Administrative fees for services from PACCAR	4.7	2.9	3.0
Decrease (increase) in tax-related balances with PACCAR	205.5	(12.7)	(19.9)
(Decrease) increase in payables and other	(1.2)	47.9	(55.7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	527.4	426.7	253.0

INVESTING ACTIVITIES

Finance and other receivables originated	(1,967.3)	(1,834.7)	(2,061.1)
Collections on finance and other receivables	1,638.3	1,487.1	1,417.7
Net (increase) decrease in wholesale receivables	(165.4)	63.7	(65.2)
Loans to PACCAR and affiliates	(180.0)	(395.5)	(466.0)
Collections on loans from PACCAR and affiliates	45.0	220.5	44.0
Net decrease (increase) in other receivables and leases to PACCAR and affiliates	20.0	(128.6)	22.6
Acquisition of equipment on operating leases, primarily from PACCAR	(488.9)	(457.8)	(463.2)
Proceeds from disposal of equipment	171.1	135.3	104.7
Changes in restricted cash			15.0
Other	(23.6)	10.0	(.7)

NET CASH USED IN INVESTING ACTIVITIES	(950.8)	(900.0)	(1,452.2)

FINANCING ACTIVITIES

Net increase (decrease) in commercial paper	350.8	(669.8)	40.4
Proceeds from medium-term notes	1,100.0	1,700.0	1,599.2
Payments of medium-term notes	(800.0)	(550.0)	(250.0)
Payments on loans from PACCAR	(218.0)		(197.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	432.8	480.2	1,192.6

NET INCREASE (DECREASE) IN CASH	9.4	6.9	(6.6)

CASH AT BEGINNING OF YEAR	33.5	26.6	33.2

CASH AT END OF YEAR	$42.9	$33.5	$26.6

See Notes to Financial Statements

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

(Millions of Dollars)

	Year ended December 31
	2014	2013	2012
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0

Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5

Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	107.6	104.7	101.7
Investments from PACCAR	4.7	2.9	3.0

Balance at end of year	112.3	107.6	104.7

RETAINED EARNINGS

Balance at beginning of year	794.6	695.4	611.7
Net income	108.6	99.2	83.7

Balance at end of year	903.2	794.6	695.4

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated unrealized net loss on derivative contracts:
Balance at beginning of year	(2.7)	(7.7)	(7.9)
Net unrealized gain	1.5	5.0	.2

Balance at end of year	(1.2)	(2.7)	(7.7)

TOTAL STOCKHOLDER’S EQUITY	$1,059.8	$945.0	$837.9

See Notes to Financial Statements

PACCAR Financial Corp.

(Millions of Dollars)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation:

PACCAR Financial Corp. (the “Company”), is a wholly-owned subsidiary of PACCAR Inc (“PACCAR”). The Company primarily provides financing of PACCAR manufactured trucks and related equipment sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR.

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

Finance and Other Receivables:

Loans – Loans represent fixed or floating rate loans to customers or dealers collateralized by the vehicles purchased and are recorded at amortized cost.

Finance leases – Finance leases are retail direct financing leases and sales-type finance leases, which lease equipment to retail customers and dealers. These leases are reported as the sum of minimum lease payments receivable and estimated residual value of the property subject to the contracts, reduced by unearned interest.

Dealer wholesale financing – Dealer wholesale financing is floating rate wholesale loans to Kenworth and Peterbilt dealers for new and used trucks and are recorded at amortized cost. The loans are collateralized by the trucks being financed.

Operating lease and other trade receivables – Operating lease and other trade receivables are monthly rentals due on operating leases, interest on loans and other amounts due within one year in the normal course of business.

Allowance for Credit Losses:

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

On average, modifications extended contractual terms by four months in 2014 and 2013 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2014 or 2013.

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

PACCAR Financial Corp.

(Millions of Dollars)

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires monthly reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and, in many cases, obtains personal guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over 36 to 60 months, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

(Millions of Dollars)

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2014 or December 31, 2013. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreements. The Company is not required to post or receive collateral under these agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at December 31, 2014.

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

Income Taxes:

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2014, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2010. PACCAR’s tax returns remain subject to examination in most jurisdictions for the years ranging from 2010 through 2014.

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

PACCAR Financial Corp.

(Millions of Dollars)

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables are as follows:

	December 31	December 31
	2014	2013
Retail loans	$2,687.7	$2,442.5
Retail direct financing leases	1,699.8	1,577.0
Dealer wholesale financing	743.4	578.0
Dealer master notes	62.7	105.1
Operating lease and other receivables	31.4	36.7
Unearned interest on finance leases	(172.4)	(155.9)

	5,052.6	4,583.4
Less allowance for losses:
Loans and leases	(52.4)	(51.5)
Dealer wholesale financing	(2.8)	(3.0)
Operating lease and other trade receivables	(.8)	(.8)

	$4,996.6	$4,528.1

Annual minimum payments due on loans and leases are as follows:

	Loans	Finance leases
2015	$779.3	$396.4
2016	690.4	392.8
2017	585.6	333.7
2018	398.8	240.8
2019	249.8	171.6
Thereafter	46.5	115.4

	$2,750.4	$1,650.7

Estimated residual values included with finance leases amounted to $49.1 in 2014 and $51.4 in 2013. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, collection experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

For the following credit quality disclosures, finance receivables are classified into two portfolio segments, wholesale and retail. The retail portfolio is further segmented into dealer retail and customer retail. The dealer wholesale segment consists of truck inventory financing to PACCAR dealers. The dealer retail segment consists of loans and leases to participating dealers and franchises that use the proceeds to fund customers’ acquisition of commercial vehicles and related equipment. The customer retail segment consists of loans and leases directly to customers for the acquisition of commercial vehicles and related equipment. Customer retail receivables are further segregated between fleet and owner/operator classes. The fleet class consists of retail accounts of customers operating more than five trucks. All other customer retail accounts are considered owner/operator. These two classes have similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk.

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2014
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.0	$11.5	$40.0	$.8	$55.3
Provision for losses	(.2)	(1.1)	6.4	.2	5.3
Charge-offs			(5.9)	(.2)	(6.1)
Recoveries			1.5		1.5

Balance at December 31	$2.8	$10.4	$42.0	$.8	$56.0

	2013
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.9	$10.7	$37.1	$1.1	$52.8
Provision for losses	(.9)	.8	2.6	(.2)	2.3
Charge-offs			(6.4)	(.1)	(6.5)
Recoveries			6.7		6.7

Balance at December 31	$3.0	$11.5	$40.0	$.8	$55.3

	2012
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.4	$9.9	$44.4	$1.1	$58.8
Provision for losses	.5	.8	7.6	.2	9.1
Charge-offs			(16.7)	(.2)	(16.9)
Recoveries			1.8		1.8

Balance at December 31	$3.9	$10.7	$37.1	$1.1	$52.8

*	Operating lease and other trade receivables

PACCAR Financial Corp.

(Millions of Dollars)

Information regarding finance receivables evaluated and determined collectively and individually is as follows:

	Dealer		Customer
At December 31, 2014	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$24.7	$24.7
Allowance for impaired finance receivables determined individually			$(1.7)	$(1.7)
Recorded investment for finance receivables evaluated collectively	$743.4	$1,404.7	$2,848.4	$4,996.5
Allowance for finance receivables determined collectively	$(2.8)	$(10.4)	$(40.3)	$(53.5)

	Dealer		Customer
At December 31, 2013	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$19.1	$19.1
Allowance for impaired finance receivables determined individually			$(2.0)	$(2.0)
Recorded investment for finance receivables evaluated collectively	$578.0	$1,318.8	$2,630.8	$4,527.6
Allowance for finance receivables determined collectively	$(3.0)	$(11.5)	$(38.0)	$(52.5)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	December 31	December 31
	2014	2013
Customer Retail:
Fleet	$23.0	$17.0
Owner/Operator	1.7	2.1

	$24.7	$19.1

PACCAR Financial Corp.

(Millions of Dollars)

Impaired Loans

Impaired loans with no specific reserve were $12.2 and $7.3 at December 31, 2014 and 2013, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2014 and 2013 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At December 31, 2014	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with specific reserve			$8.3	$1.6	$9.9
Associated allowance			(.9)	(.4)	(1.3)

Net carrying amount of impaired loans			$7.4	$1.2	$8.6

Average recorded investment			$16.5	$1.6	$18.1

	Dealer		Customer Retail
				Owner/
At December 31, 2013	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with specific reserve			$6.5	$1.9	$8.4
Associated allowance			(1.0)	(.5)	(1.5)

Net carrying amount of impaired loans			$5.5	$1.4	$6.9

Average recorded investment			$13.6	$3.1	$16.7

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	2014	2013	2012
Customer Retail:
Fleet	$.9	$1.4	$.5
Owner/Operator	.4	.5	.5

	$1.3	$1.9	$1.0

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of December 31, 2014 and 2013. The Company has contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 14.4%, 11.4% and 10.8% of total Interest and other revenue for the years ended December 31, 2014, 2013 and 2012, respectively. The Company retains as collateral a security interest in the related equipment.

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

PACCAR Financial Corp.

(Millions of Dollars)

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
				Owner/
At December 31, 2014	Wholesale	Retail	Fleet	Operator	Total
Performing	$734.3	$1,404.7	$2,376.6	$471.3	$4,986.9
Watch	9.1		.1	.4	9.6
At-risk			23.0	1.7	24.7

Total	$743.4	$1,404.7	$2,399.7	$473.4	$5,021.2

	Dealer		Customer Retail
				Owner/
At December 31, 2013	Wholesale	Retail	Fleet	Operator	Total
Performing	$576.9	$1,313.9	$2,264.5	$365.1	$4,520.4
Watch	1.1	5.0	.9	.2	7.2
At-risk			17.0	2.1	19.1

Total	$578.0	$1,318.9	$2,282.4	$367.4	$4,546.7

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At December 31, 2014	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$743.4	$1,404.7	$2,398.1	$472.5	$5,018.7
31 – 60 days past-due			1.0		1.0
Greater than 60 days past-due			.6	.9	1.5

Total	$743.4	$1,404.7	$2,399.7	$473.4	$5,021.2

	Dealer		Customer Retail
				Owner/
At December 31, 2013	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$578.0	$1,318.9	$2,270.7	$365.7	$4,533.3
31 – 60 days past-due			1.4	.5	1.9
Greater than 60 days past-due			10.3	1.2	11.5

Total	$578.0	$1,318.9	$2,282.4	$367.4	$4,546.7

PACCAR Financial Corp.

(Millions of Dollars)

Troubled Debt Restructurings

The balance of TDRs was $20.6 and $6.1 at December 31, 2014 and 2013, respectively. At modification date, the pre- and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	2014		2013
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$22.0	$22.0	$2.3	$2.3
Owner/Operator	.3	.3	.3	.3

	$22.3	$22.3	$2.6	$2.6

The increase in the post-modification recorded investment in 2014 primarily reflects a contract modification of one large customer. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2014 and 2013.

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past-due) during the period by portfolio class are as follows:

	Year ended December 31
	2014	2013
Fleet		$.2
Owner/Operator	$.1

	$.1	$.2

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for losses at December 31, 2014 and 2013.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory which is included in Other assets on the Balance Sheets. The balance of repossessed inventory at December 31, 2014 and 2013 was $6.6 and $4.3, respectively. Proceeds from the sales of repossessed assets were $18.6, $19.5 and $11.3 for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expense on the Statements of Income.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from three to seven years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2015 of $636.0 are due as follows: $253.1 in 2015, $187.5 in 2016, $121.6 in 2017, $54.9 in 2018, and $18.9 in 2019 and thereafter. Depreciation expense related to equipment on operating leases was $231.0, $208.8 and $179.5 in 2014, 2013 and 2012, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed

PACCAR Financial Corp.

(Millions of Dollars)

charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2014, 2013 and 2012 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth,and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Loans due to PACCAR were nil and $218.0 at December 31, 2014 and 2013. The $218.0 loan, with an effective fixed interest rate of 6.88%, was repaid upon maturity in February 2014. The Company recognized interest expense of $1.8, $15.0 and $16.9 in 2014, 2013 and 2012, respectively, on the borrowings from PACCAR. Cash paid for interest on these borrowings was $7.5, $15.0 and $20.7 in 2014, 2013 and 2012, respectively.

Amounts outstanding at December 31, 2014 and 2013, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	December 31	December 31
	2014	2013
Due from PACCAR and affiliates
Loans due from PACCAR	$830.5	$653.6
Loans due from foreign finance affiliates	361.0	429.6
Direct financing leases due from affiliate	15.1	14.7
Tax-related receivable due from PACCAR		193.7
Receivables	82.3	75.7

Total	$1,288.9	$1,367.3

Due to PACCAR and affiliates
Loans due to PACCAR		$218.0
Tax-related payable due to PACCAR	$11.8
Payables	45.4	41.4

Total	$57.2	$259.4

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR and the tax-related payable due to PACCAR represent the related tax benefit or provision to be settled with PACCAR.

The Company provides direct financing leases to dealer locations operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of December 31, 2014 in the amount of $3.3 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. Fees for the services were $4.7, $2.9 and $3.0 in 2014, 2013 and 2012, respectively, and are included in Additional paid-in capital.

PACCAR Financial Corp.

(Millions of Dollars)

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from another facility owned by PACCAR and five facilities leased by PACCAR.

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $2.4, $2.9 and $2.7 for the years 2014, 2013 and 2012, respectively, and are included in Selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for the defined contribution plan were $1.1, $1.1 and $1.2 for the years 2014, 2013 and 2012, respectively, and are included in Selling, general and administrative expenses.

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive loss (AOCL) of $1.2 and $2.7 at December 31, 2014 and 2013, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during 2014 and 2013 are as follows:

	2014	2013
Balance at beginning of year	$(2.7)	$(7.7)
Amounts recorded in AOCL
Unrealized loss on derivative contracts	(7.4)
Income tax effect	2.7
Amounts reclassified out of AOCL
Interest and other borrowing costs	9.9	8.0
Income taxes	(3.7)	(3.0)

Net other comprehensive income	1.5	5.0

Balance at end of year	$(1.2)	$(2.7)

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

At December 31, 2014, the notional amount of these contracts totaled $1,147.0 with amounts expiring over the next six years. Notional maturities for all interest rate contracts are $325.0 for 2015, $392.0 for 2016, $100.0 for 2017, $250.0 for 2018, $40.0 for 2019 and $40.0 for 2020. The majority of these contracts are floating to fixed rate swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR Financial Corp.

(Millions of Dollars)

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

At December 31, 2014
Interest-rate contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Other assets	$.9	$(.4)	$.5
Liabilities
Accounts payable, accrued expenses and other	$3.6	$(.4)	$3.2

At December 31, 2013
Interest-rate contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Other assets	$1.6	$(.2)	$1.4
Liabilities
Accounts payable, accrued expenses and other	$6.0	$(.2)	$5.8

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCL to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the years ended December 31, 2014, 2013 and 2012. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 5.8 years.

Amounts in AOCL are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. As of December 31, 2014, AOCL was $1.2, net of tax, and $3.5, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

PACCAR Financial Corp.

(Millions of Dollars)

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized in other comprehensive income (OCI) and expenses reclassified from AOCL into income.

	Year ended December 31
	2014	2013	2012
Pre-tax loss on derivative contracts recognized in OCI	$(7.4)		$(9.5)
Expenses reclassified from AOCL into
Interest and other borrowing expenses	$9.9	$8.0	$9.9

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing costs in the Statements of Income as follows:

	Year ended December 31
	2014	2013	2012
Interest-rate swaps			$(2.3)
Term notes			$2.1

In addition, the net interest income from the settlement of the interest-rate swaps was nil, nil and $.9 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in Interest and other borrowing costs in the Statements of Income.

NOTE G – BORROWINGS

Borrowings are summarized as follows:

	2014		2013
	Effective Rate	Borrowings	Effective Rate	Borrowings
Commercial paper	.40%	$1,500.6	.60%	$1,149.8
Fixed rate medium-term notes	1.18%	3,249.5	1.10%	2,749.9
Floating rate medium-term notes	1.10%	900.0	.81%	1,100.0

	.96%	$5,650.1	.93%	$4,999.7

The fixed rate medium-term notes of $3,249.5 at December 31, 2014 include a decrease in fair value of $.5 for notes designated as fair value hedged items. The fixed rate medium-term notes of $2,749.9 at December 31, 2013 include a decrease in fair value of $.1 for notes designated as fair value hedged items. The effective rate is the weighted average rate as of December 31, 2014 and includes the effects of interest rate swap agreements.

PACCAR Financial Corp.

(Millions of Dollars)

The annual principal maturities of the borrowings are as follows:

	Commercial Paper	Term Notes	Total
2015	$1,500.6	$1,050.0	$2,550.6
2016		1,250.0	1,250.0
2017		1,300.0	1,300.0
2018		250.0	250.0
2019		300.0	300.0

	$1,500.6	$4,150.0	$5,650.6

Interest expense on borrowings amounted to $51.8, $44.2, and $42.3 for 2014, 2013 and 2012, respectively. Interest paid on borrowings was $50.7, $40.8, and $39.0 in 2014, 2013 and 2012, respectively.

In November 2012, the Company filed a shelf registration statement under the Securities Act of 1933. The registration expires in November 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding as of December 31, 2014 was $4,150.0.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2014. Of this amount, $1,000.0 expires in June 2015, $1,000.0 expires in 2018 and $1,000.0 expires in 2019. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Of the $3,000.0 credit facilities, $1,916.5 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,083.5 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the years ended December 31, 2014 and 2013.

NOTE I – INCOME TAXES

The Company’s effective income tax rate was 37.9% for 2014 compared to 37.8% for 2013.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR Financial Corp.

(Millions of Dollars)

The provision for income taxes consisted of the following:

	Year ended December 31
	2014	2013	2012
Current provision (benefit)
Federal	$102.8	$(9.7)	$(1.4)
State	1.5	(1.9)	5.2

	104.3	(11.6)	3.8

Deferred (benefit) provision
Federal	(44.3)	60.9	42.9
State	6.4	10.9	3.2

	(37.9)	71.8	46.1

Total provision for income taxes	$66.4	$60.2	$49.9

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State	3.0%	3.5%	1.9%
Other	(.1%)	(.7%)	.5%

	37.9%	37.8%	37.4%

Cash paid for income taxes was $3.7, $4.1, and $2.2 in 2014, 2013 and 2012, respectively.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	December 31	December 31
	2014	2013
Deferred tax assets:
Allowance for losses on receivables	$21.3	$21.1
Derivative liability	1.0	2.2
Other	8.1	9.6

Deferred tax liabilities:
Asset capitalization and depreciation	(796.3)	(835.8)

Net deferred tax liability	$(765.9)	$(802.9)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2014. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	December 31	December 31
Level 2	2014	2013
Assets:
Impaired loans, net of specific reserves (2014 - nil and 2013 - $.1)	$11.3	$7.0
Used trucks held for sale	3.0	8.7
Derivative contracts	.9	1.6
Liabilities:
Derivative contracts	$3.6	$6.0

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at December 31, 2014 and 2013 were $1.0 and $1.6 during 2014 and 2013, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

Fair Value Disclosure of Other Financial Instruments

For financial instruments that are not recognized at fair value, the Company uses the following methods and assumptions to determine the fair value. These instruments are categorized as Level 2, except cash which is categorized as Level 1 and fixed rate loans which are categorized as Level 3.

Cash: Carrying amounts approximate fair value.

Net Receivables: For floating rate loans, wholesale financings and operating lease and other trade receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

Commercial Paper and Medium-Term Notes: The carrying amounts of the Company’s commercial paper and variable medium-term notes approximate fair value. For fixed rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	December 31		December 31
	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$725.5	$730.3	$550.5	$554.5
Due from foreign finance affiliates	171.0	172.0	216.0	218.4
Fixed rate loans	2,619.6	2,655.7	2,393.1	2,413.9

Liabilities:
Due to PACCAR			$218.0	$219.7
Fixed rate debt	$3,249.5	$3,265.7	2,749.9	2,774.4

PACCAR Financial Corp.

(Millions of Dollars)

NOTE K – QUARTERLY RESULTS (UNAUDITED)

	QUARTER
	First	Second	Third	Fourth
2014

Interest and other revenues	$134.8	$139.7	$143.4	$145.6
Income before income taxes	39.9	42.0	45.9	47.2
Net income	24.7	26.0	26.1	31.8

2013

Interest and other revenues	$140.9	$132.6	$135.7	$135.8
Income before income taxes	36.6	36.1	40.9	45.8
Net income	22.7	22.4	25.4	28.7

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company believes that any reasonably possible range of losses with respect to these matters in addition to amounts accrued is not material to the Company’s financial statements.

At December 31, 2014, the Company has loan and lease commitments of $253.3 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

PACCAR Financial Corp.

(Millions of Dollars)

Management assessed the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that occurred that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $0.9 and $.8 in 2014 and 2013, respectively.

Other Fees

The Company was charged $.1 and $.1 in 2014 and 2013, respectively, by the principal accountant for tax consulting services.

As a wholly-owned subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2014 proxy statement. During the year ended December 31, 2014, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2014, 2013, and 2012

Statements of Comprehensive Income – Years Ended December 31, 2014, 2013, and 2012

Balance Sheets – December 31, 2014 and 2013

Statements of Cash Flows – Years Ended December 31, 2014, 2013, and 2012

Statements of Stockholder’s Equity – Years Ended December 31, 2014, 2013, and 2012

Notes to Financial Statements – December 31, 2014, 2013, and 2012

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

Date February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

/s/ R. E. Armstrong	Chief Executive Officer
R. E. Armstrong

(2)	Principal Financial Officer

/s/ R. A. Bengston	Principal Financial Officer
R. A. Bengston

(3)	Principal Accounting Officer

/s/ J. J. Axtell	Controller
J. J. Axtell

(4)	A Majority of the Board of Directors

/s/ R. E. Armstrong	Director
R. E. Armstrong

/s/ R. A. Bengston	Director
R. A. Bengston

/s/ T. R. Hubbard	Director
T. R. Hubbard

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended*

	(ii)	Restated By-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B	S-3	November 7, 2012	4.4	333-184808

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the each of the five years ended December 31, 2010 – 2014.*

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the each of the five years ended December 31, 2010 – 2014.*

(23)		Consent of Independent Registered Public Accounting Firm*

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith