Form 10-Q
period 2015-03-31
PACCAR FINANCIAL CORP
filed 2015-05-06
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Common Stock, $100 par value – 145,000 shares as of April 30, 2015

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

(Millions of Dollars)

	Three Months Ended
	March 31
	2015	2014
Interest and fee income	$56.5	$51.0
Operating lease and rental revenues	81.5	77.5
Used truck sales and other revenues	4.5	6.3

TOTAL INTEREST AND OTHER REVENUES	142.5	134.8

Interest and other borrowing costs	15.6	15.7
Depreciation and other rental expenses	65.5	62.9
Cost of used truck sales and other expenses	3.0	4.0
Selling, general and administrative expenses	11.9	11.0
Provision for losses on receivables	.5	1.3

TOTAL EXPENSES	96.5	94.9

INCOME BEFORE INCOME TAXES	46.0	39.9

Income taxes	16.8	15.2

NET INCOME	$29.2	$24.7

COMPREHENSIVE INCOME	$27.3	$25.4

RETAINED EARNINGS AT BEGINNING OF PERIOD	$903.2	$794.6

RETAINED EARNINGS AT END OF PERIOD	$932.4	$819.3

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	March 31 2015	December 31 2014*
	(Unaudited)
ASSETS

Cash	$28.0	$42.9
Finance and other receivables, net of allowance for losses (2015 – $56.2 and 2014 – $56.0)	5,140.9	4,996.6
Due from PACCAR and affiliates	1,276.4	1,288.9
Equipment on operating leases, net of accumulated depreciation (2015 – $486.1 and 2014 – $479.0)	1,312.0	1,274.4
Other assets	166.8	183.1

TOTAL ASSETS	$7,924.1	$7,785.9

LIABILITIES

Accounts payable, accrued expenses and other	$257.2	$235.4
Due to PACCAR and affiliates	50.8	57.2
Commercial paper	1,114.8	1,500.6
Medium-term notes	4,650.6	4,149.5
Deferred taxes and other liabilities	762.1	783.4

TOTAL LIABILITIES	6,835.5	6,726.1

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	113.8	112.3
Retained earnings	932.4	903.2
Accumulated other comprehensive loss	(3.1)	(1.2)

TOTAL STOCKHOLDER’S EQUITY	1,088.6	1,059.8

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$7,924.1	$7,785.9

*	The December 31, 2014 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Three Months Ended March 31
	2015	2014

OPERATING ACTIVITIES

Net income	$29.2	$24.7
Items included in net income not affecting cash:
Depreciation and amortization	62.0	56.1
Provision for losses on receivables	.5	1.3
Deferred taxes	(17.5)	(28.3)
Administrative fees for services from PACCAR	1.5	3.0
Decrease in tax-related balances with PACCAR	16.6	37.8
Increase (decrease) in payables and other	4.8	(32.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	97.1	62.4

INVESTING ACTIVITIES

Finance and other receivables originated	(362.1)	(356.8)
Collections on finance and other receivables	383.9	369.8
Net increase in wholesale receivables	(146.6)	(61.7)
Loans to PACCAR and affiliates	(50.0)	(30.0)
Net decrease in other receivables and leases to PACCAR and affiliates	62.2	24.3
Acquisition of equipment on operating leases, primarily from PACCAR	(141.7)	(67.8)
Proceeds from disposal of equipment	56.5	34.1
Other	(28.4)	(47.1)

NET CASH USED IN INVESTING ACTIVITIES	(226.2)	(135.2)

FINANCING ACTIVITIES

Net (decrease) increase in commercial paper	(385.8)	337.1
Proceeds from medium-term notes	500.0
Payments of medium-term notes		(50.0)
Payments on loans from PACCAR		(218.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	114.2	69.1

NET DECREASE IN CASH	(14.9)	(3.7)

CASH AT BEGINNING OF PERIOD	42.9	33.5

CASH AT END OF PERIOD	$28.0	$29.8

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements:

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The recognition and measurement of debt issuance costs are not affected by this amendment. This ASU is effective for annual periods and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. In April 2015, the FASB proposed to defer the effective date by one year to December 15, 2017, including interim periods within that reporting period. Under the proposal, early adoption may be permitted, but no sooner than the original effective date. The Company is currently evaluating the transition alternatives and impact on the Company’s financial statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	March 31 2015	December 31 2014
Retail loans	$2,706.5	$2,687.7
Retail direct financing leases	1,652.6	1,699.8
Dealer wholesale financing	890.0	743.4
Dealer master notes	65.6	62.7
Operating lease receivables and other	47.9	31.4
Unearned interest on finance leases	(165.5)	(172.4)

	5,197.1	5,052.6
Less allowance for losses:
Loans and leases	(52.2)	(52.4)
Dealer wholesale financing	(3.0)	(2.8)
Operating lease receivables and other	(1.0)	(.8)

	$5,140.9	$4,996.6

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2015 or December 31, 2014. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately four months in 2015 and four months in 2014, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2015 or December 31, 2014.

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

For finance receivables that are not individually impaired, the Company collectively evaluates and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse.

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

The allowance for credit losses is summarized as follows:

	2015
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$2.8	$10.4	$42.0	$.8	$56.0
Provision for losses	.2	(.1)	.1	.3	.5
Charge-offs			(.5)	(.1)	(.6)
Recoveries			.3		.3

Balance at March 31	$3.0	$10.3	$41.9	$1.0	$56.2

	2014
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$3.0	$11.5	$40.0	$.8	$55.3
Provision for losses	.3	(.3)	1.1	.2	1.3
Charge-offs			(1.0)		(1.0)
Recoveries			.5	.1	.6

Balance at March 31	$3.3	$11.2	$40.6	$1.1	$56.2

*	Operating lease and other trade receivables

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer		Customer
At March 31, 2015	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$22.5	$22.5
Allowance for impaired finance receivables determined individually			$1.5	$1.5
Recorded investment for finance receivables evaluated collectively	$890.0	$1,375.7	$2,861.0	$5,126.7
Allowance for finance receivables determined collectively	$3.0	$10.3	$40.4	$53.7

	Dealer		Customer
At December 31, 2014	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$24.7	$24.7
Allowance for impaired finance receivables determined individually			$1.7	$1.7
Recorded investment for finance receivables evaluated collectively	$743.4	$1,404.7	$2,848.4	$4,996.5
Allowance for finance receivables determined collectively	$2.8	$10.4	$40.3	$53.5

The recorded investment for finance receivables that are on non-accrual status is as follows:

	March 31 2015	December 31 2014
Customer Retail:
Fleet	$20.7	$23.0
Owner/Operator	1.8	1.7

	$22.5	$24.7

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans with no specific reserves were $10.8 and $12.2 at March 31, 2015 and December 31, 2014, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of March 31, 2015 and December 31, 2014 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At March 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve			$7.6	$1.7	$9.3
Associated allowance			(.9)	(.4)	(1.3)

Net carrying amount of impaired loans			$6.7	$1.3	$8.0

Average recorded investment*			$17.5	$1.6	$19.1

* Represents the average during the 12 months ended March 31, 2015

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve			$8.3	$1.6	$9.9
Associated allowance			(.9)	(.4)	(1.3)

Net carrying amount of impaired loans			$7.4	$1.2	$8.6

Average recorded investment*			$14.3	$2.6	$16.9

*	Represents the average during the 12 months ended March 31, 2014

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended
	March 31
	2015	2014
Customer Retail:
Fleet	$.2	$.2
Owner/Operator	.1	.1

	$.3	$.3

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of March 31, 2015 and December 31, 2014. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors credit quality based on past due status and collection experience as there is a meaningful correlation between the past due status of customers and the risk of loss.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high risk. Watch accounts include accounts 31 to 90 days past due and large accounts that are performing but are considered to be high risk. Watch accounts are not impaired. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past due and other accounts on non-accrual status.

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
At March 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$871.4	$1,375.7	$2,409.2	$449.9	$5,106.2
Watch	18.6		1.4	.5	20.5
At-risk			20.7	1.8	22.5

Total	$890.0	$1,375.7	$2,431.3	$452.2	$5,149.2

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner / Operator	Total
Performing	$734.3	$1,404.7	$2,376.6	$471.3	$4,986.9
Watch	9.1		.1	.4	9.6
At-risk			23.0	1.7	24.7

Total	$743.4	$1,404.7	$2,399.7	$473.4	$5,021.2

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At March 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$890.0	$1,375.7	$2,428.1	$450.7	$5,144.5
31 – 60 days past due			2.2	.7	2.9
Greater than 60 days past due			1.0	.8	1.8

Total	$890.0	$1,375.7	$2,431.3	$452.2	$5,149.2

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner / Operator	Total
Current and up to 30 days past due	$743.4	$1,404.7	$2,398.1	$472.5	$5,018.7
31 – 60 days past due			1.0		1.0
Greater than 60 days past due			.6	.9	1.5

Total	$743.4	$1,404.7	$2,399.7	$473.4	$5,021.2

Troubled Debt Restructurings

The balance of TDRs was $18.2 at March 31, 2015 and $20.6 at December 31, 2014. There were no new TDRs in the three months ended March 31, 2015. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet			$4.4	$4.4
Owner/Operator			.2	.2

			$4.6	$4.6

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2014.

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past due) during the periods by portfolio class are as follows:

	Three Months Ended
	March 31
	2015	2014
Fleet
Owner/Operator		$.1

		$.1

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at March 31, 2014.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment on operating leases. The Company records the vehicles as used truck inventory which is included in Other assets on the Balance Sheets. The balance of repossessed inventory at March 31, 2015 and December 31, 2014 was $3.0 and $6.6, respectively.

Proceeds from the sales of repossessed assets were $4.4 and $4.7 for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2015 and full year 2014 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make aggregate loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at March 31, 2015 and December 31, 2014, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia are summarized below:

	March 31 2015	December 31 2014
Due from PACCAR and affiliates
Loans due from PACCAR	$845.5	$830.5
Loans due from foreign finance affiliates	337.0	361.0
Direct financing leases due from affiliate	16.1	15.1
Receivables	77.8	82.3

Total	$1,276.4	$1,288.9

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$28.4	$11.8
Payables	22.4	45.4

Total	$50.8	$57.2

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related payable due to PACCAR represents the related tax provision to be settled with PACCAR.

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

The Company’s employees and PACCAR employees are also covered by a defined contribution plan sponsored by PACCAR. Expenses incurred by the Company for the defined contribution plan benefits are based on the actual contribution made on behalf of the participating employees and are included in Selling, general and administrative expenses.

NOTE D – Stockholder’s Equity

Preferred Stock

The Company’s Articles of Incorporation provide that the 6% noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company’s Board of Directors.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31
	2015	2014
Net income	$29.2	$24.7
Other comprehensive (loss) income
Derivative contracts (decrease) increase	(1.9)	.7

Net other comprehensive (loss) income	(1.9)	.7

Total comprehensive income	$27.3	$25.4

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL) of $3.1 and $1.2 at March 31, 2015 and December 31, 2014, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during the three months ended March 31, 2015 and 2014 are as follows:

	2015	2014
Balance at January 1	$(1.2)	$(2.7)
Amounts recorded into AOCL
Unrealized loss on derivative contracts	(5.3)	(.9)
Income tax effect	2.1	.3
Amounts reclassified out of AOCL
Interest and other borrowing costs	2.1	2.3
Income tax effect	(.8)	(1.0)

Net other comprehensive (loss) income	(1.9)	.7

Balance at March 31	$(3.1)	$(2.0)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

Level 2	March 31 2015	December 31 2014
Assets:
Impaired loans, net of specific reserves (2015 – nil and 2014 – nil)		$11.3
Used trucks held for sale	$8.2	3.0
Derivative contracts	1.9	.9

Liabilities:
Derivative contracts	$6.2	$3.6

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at March 31, 2015 and 2014 were $.4 and $.4 during the first three months of 2015 and 2014, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value at March 31, 2015 and December 31, 2014 was as follows:

	March 31 2015		December 31 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR	$740.5	$747.0	$725.5	$730.3
Due from foreign finance affiliates	181.0	182.4	171.0	172.0
Fixed rate loans	2,615.0	2,656.0	2,619.6	2,655.7

Liabilities:
Fixed rate debt	$3,750.6	$3,774.5	$3,249.5	$3,265.7

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

At March 31, 2015, the notional amount of these contracts totaled $1,369.0 with amounts expiring over the next six years. Notional maturities for all interest rate contracts are $244.0 for the remainder of 2015, $392.0 for 2016, $150.0 for 2017, $500.0 for 2018, $43.0 for 2019 and $40.0 for 2020. The majority of these contracts are floating to fixed rate swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

As of March 31, 2015

Interest-rate contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Other assets	$1.9	$(.3)	$1.6
Liabilities:
Accounts payable, accrued expenses and other	$6.2	$(.3)	$5.9

As of December 31, 2014

Interest-rate contracts	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Other assets	$.9	$(.4)	$.5
Liabilities:
Accounts payable, accrued expenses and other	$3.6	$(.4)	$3.2

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreement. The Company is not required to post or receive collateral under the agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at March 31, 2015.

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges on a quarterly basis. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCL to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the three months ended March 31, 2015 and 2014. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 5.6 years.

Amounts in AOCL are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. As of March 31, 2015, AOCL was $3.1, net of tax, and $3.4, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized in other comprehensive income (OCI) and expenses reclassified from AOCL into income.

	Three Months Ended
	March 31
	2015	2014
Pre-tax loss on derivative contracts recognized in OCI	$(5.3)	$(.9)

Expenses reclassified out of AOCL into Interest and other borrowing expenses	$2.1	$2.3

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing costs as follows:

	Three Months Ended
	March 31
	2015	2014
Interest-rate swaps	$(1.4)
Term notes	$1.4

NOTE G – Income Taxes

The effective income tax rate for the first quarter of 2015 was 36.5% compared to 38.1% for the first quarter of 2014, reflecting lower deferred state tax expenses in the first quarter of 2015 compared to 2014.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended
	March 31
	2015	2014	% Change
New business volume by product:
Retail loans and direct financing leases	$314.4	$305.2	3
Equipment on operating leases	146.4	69.1	112
Dealer master notes	45.1	49.4	(9)

	$505.9	$423.7	19

Average earning assets by product:
Retail loans and direct financing leases	$4,216.0	$3,893.1	8
Equipment on operating leases	1,285.3	1,177.6	9
Dealer wholesale financing	805.6	607.5	33
Dealer master notes	64.5	78.2	(18)

	$6,371.4	$5,756.4	11

Revenue by product:
Retail loans and direct financing leases	$49.3	$45.7	8
Equipment on operating leases	81.5	77.5	5
Dealer wholesale financing	5.1	3.9	31
Dealer master notes	.5	.6	(17)
Used truck sales, other revenues and fees	6.1	7.1	(14)

	$142.5	$134.8	6

Income before income taxes	$46.0	$39.9	15

New Business Volume

New business volume in the first quarter of 2015 increased 19% from the first quarter of 2014 driven by higher equipment on operating leases as a result of increased demand from fleet customers. In the first quarter of 2015, market share on new PACCAR trucks was 19.3% compared to 20.9% in the first quarter of 2014. Dealer master note new business volume decreased to $45.1 in the first quarter of 2015 from $49.4 in the first quarter of 2014 due to decreased finance volume from dealers.

Income Before Income Taxes

The Company’s income before income taxes was $46.0 for the first quarter of 2015 compared to $39.9 for the first quarter of 2014. The increase in income before income taxes in 2015 was primarily the result of a higher finance margin of $5.6 and a higher operating lease margin of $1.4.

PACCAR FINANCIAL CORP. - FORM 10-Q

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended March 31, 2015 are outlined in the table below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Three Months Ended March 31, 2014	$51.0	$15.7	$35.3
Increase (decrease)
Average finance receivables	5.3		5.3
Average receivables from PACCAR and affiliates	.3		.3
Average debt balances		1.2	(1.2)
Yields	(.1)		(.1)
Borrowing rates		(1.3)	1.3

Total increase (decrease)	5.5	(.1)	5.6

Three Months Ended March 31, 2015	$56.5	$15.6	$40.9

•	Average finance receivables increased $507.3 in the first quarter of 2015 as a result of retail portfolio new business volume exceeding collections.

•	Average receivables from PACCAR and affiliates increased $106.2 in the first quarter of 2015 as a result of new loans to affiliated companies exceeding collections.

•

Average debt balances increased $440.8 in the first quarter of 2015. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and operating leases and increased intercompany loans to affiliated companies.

•

Average yields in the first quarter of 2015 were 4.25% compared to 4.29% in the first quarter of 2014. Average borrowing rates in the first quarter of 2015 were 1.1% compared to 1.2% in the first quarter of 2014. The decrease in borrowing rates was due to lower market rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

The major factors for the change in operating lease and rental revenue, depreciation and other rental expenses and operating lease margin for the three months ended March 31, 2015 are outlined in the table below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended March 31, 2014	$77.5	$62.9	$14.6
Increase (decrease)
Results on returned lease assets		.6	(.6)
Average operating lease assets	2.5	1.9	.6
Revenue and cost per asset	1.5	.1	1.4

Total increase	4.0	2.6	1.4

Three Months Ended March 31, 2015	$81.5	$65.5	$16.0

•	Results on returned lease assets were lower in 2015 compared to 2014 due to a lower number of returned lease units sold in 2015.

•	Average operating lease assets increased as a result of higher volume of equipment placed in service from higher demand for leased vehicles.

•

Revenue per asset increased due to higher rental rates and increased miles driven. Cost per asset increased due to higher depreciation expense, partially offset by lower vehicle related expenses including lower fuel costs.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the first quarter of 2015 compared to the first quarter of 2014:

	Three Months Ended March 31
	2015	2014
Used truck sales and other revenues	$4.5	$6.3
Cost of used truck sales and other expenses	3.0	4.0

Results from used trucks and other	$1.5	$2.3

Results from used trucks and other in the first quarter of 2015 decreased by $.8, reflecting a lower number of used truck units sold.

PACCAR FINANCIAL CORP. - FORM 10-Q

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

	Three Months Ended March 31 2015	Year Ended December 31 2014	Three Months Ended March 31 2014
Balance at beginning of period	$56.0	$55.3	$55.3
Provision for losses	.5	5.3	1.3
Charge-offs	(.6)	(6.1)	(1.0)
Recoveries	.3	1.5	.6

Balance at end of period	$56.2	$56.0	$56.2

Ratios:
Charge-offs, net of recoveries ($.3 in 2015) to average total portfolio ($5,086.1 in 2015) annualized at March 31, 2015	.02%	.10%	.04%

Allowance for losses ($56.2 in 2015) to period-end total portfolio ($5,197.1 in 2015)	1.08%	1.11%	1.22%

Period-end retail loan and lease receivables past due over 30 days ($4.7 in 2015) to period-end retail loan and lease receivables ($4,193.6 in 2015)	.11%	.06%	.30%

The provision for losses on receivables in the first quarter of 2015 decreased to $.5 from $1.3 in the first quarter of 2014 primarily due to improved portfolio performance.

Retail loan and lease receivables past due over 30 days at March 31, 2015 was .11% compared to .06% at December 31, 2014 and .30% at March 31, 2014. The Company continues to focus on maintaining low past due balances.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

The post-modification balance of accounts modified during the three months ended March 31, 2015 and 2014 are summarized below:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$23.0	1.8%	$39.7	3.5%
Insignificant Delay	7.8	.6%	29.0	2.5%
Credit – No Concession	.3		3.6	.3%
Credit – TDR			4.6	.4%

	$31.1	2.4%	$76.9	6.7%

*	Recorded investment immediately after modification as a percentage of ending portfolio, on an annualized basis

Total modification activity decreased in the first quarter of 2015 compared to the first quarter of 2014 primarily due to lower commercial and insignificant delay modifications. Commercial modifications of $23.0 in 2015 compared to $39.7 in 2014 reflect lower volume of refinancing in 2015. Insignificant delay modifications decreased to $7.8 in 2015 from $29.0 in 2014 primarily due to a contract modification of one large customer in 2014.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.2 of accounts during the first quarter of 2015, no accounts during the fourth quarter of 2014 and $.2 of accounts during the first quarter of 2014 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2015	December 31 2014	March 31 2014
Pro forma percentage of retail loan and lease accounts 30+ days past due	.12%	.06%	.31%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2015, December 31, 2014 and March 31, 2014. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2015, December 31, 2014 and March 31, 2014. There have been no significant changes in customer contract terms during the periods.

PACCAR FINANCIAL CORP. - FORM 10-Q

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31		December 31		March 31
	2015		2014		2014
Retail loans	$2,706.5	52%	$2,687.7	53%	$2,476.5	53%
Retail leases	1,487.1	29%	1,527.4	30%	1,400.9	30%
Dealer wholesale financing	890.0	17%	743.4	15%	639.7	14%
Dealer master notes	65.6	1%	62.7	1%	74.9	2%
Operating lease receivables and other	47.9	1%	31.4	1%	31.4	1%

Total portfolio	$5,197.1	100%	$5,052.6	100%	$4,623.4	100%

Retail loans increased to $2,706.5 at March 31, 2015 compared to $2,687.7 at December 31, 2014 reflecting higher new business volume in the first quarter of 2015, partially offset by collections on existing retail loans.

Retail leases decreased to $1,487.1 at March 31, 2015 compared to $1,527.4 at December 31, 2014 due to collections exceeding new business volume.

Dealer wholesale financing balances increased to $890.0 at March 31, 2015 compared to $743.4 at December 31, 2014 reflecting higher production in the first quarter of 2015 and the timing of dealer new truck delivery.

Dealer master notes were $65.6 at March 31, 2015 compared to $62.7 at December 31, 2014. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of March 31, 2015, the underlying pledged contracts were $112.1 upon which the dealers have available $35.1 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the first quarter of 2015 was 36.5% compared to 38.1% for the first quarter of 2014, reflecting lower deferred state tax expenses in the first quarter of 2015 compared to 2014.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first quarter of 2015 was $17.5 compared to $28.3 for the first quarter of 2014. The Company’s net deferred tax liability decreased to $747.2 at March 31, 2015 from $765.9 at December 31, 2014 due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2015.

PACCAR FINANCIAL CORP. - FORM 10-Q

Company Outlook

Truck industry Class 8 retail sales in the U.S. in 2015 are expected to be 230,000 – 255,000 units compared to 220,400 units in 2014. Average earning assets this year may grow 5-10% as increased new business financing from truck sales is projected to exceed customer collections. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at March 31, 2015 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2012, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2015 and does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of March 31, 2015 was $4,650.0.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at March 31, 2015. Of this amount, $1,000.0 expires in June 2015, $1,000.0 expires in 2018 and $1,000.0 expires in 2019. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Of the $3,000.0 credit facilities, $1,916.5 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,083.5 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the quarter ended March 31, 2015.

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

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) continues to be relevant.

PACCAR FINANCIAL CORP. - FORM 10-Q

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales or reduced market share; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in interest rates and other operating costs; insufficient liquidity in the capital markets and availability of other funding sources; cybersecurity risks to the Company’s information technology systems; and legislation and governmental regulation.

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

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PACCAR FINANCIAL CORP. - FORM 10-Q

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole.

With respect to the Company’s parent, PACCAR Inc, in January 2011, the European Commission (EC) commenced an investigation of all major European commercial vehicle manufacturers, including subsidiaries of PACCAR Inc, concerning whether such companies participated in agreements or concerted practices to coordinate their commercial policy in the European Union. On November 20, 2014, the EC issued a Statement of Objections to the manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH and PACCAR Inc as their parent. The Statement of Objections is a procedural step in which the EC expressed its preliminary view that the manufacturers had participated in anticompetitive practices in the European Union. The EC indicated that it will seek to impose significant fines on the manufacturers. DAF is cooperating with the EC and is preparing its response to the Statement of Objections. The EC will review the manufacturers’ responses before issuing a decision. Any decision would be subject to appeal. PACCAR Inc is unable to estimate the potential fine at this time and accordingly, no accrual for any potential fine has been made as of March 31, 2015. PACCAR Financial Corp. is not named in the EC’s Statement of Objections.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2014 Annual Report. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2015.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the three months ended March 31, 2015.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date May 6, 2015	By	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

	By	/s/ Jamie J. Axtell
Jamie J. Axtell
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3.1	001-11677

	(ii)	Amendment to Articles of Incorporation of the Company	10-Q	August 13, 1985	19.1	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B	S-3	November 7, 2012	4.4	333-184808

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2015 and 2014*

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three month periods ended March 31, 2015 and 2014*

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith