Form 10-Q
period 2015-06-30
PACCAR FINANCIAL CORP
filed 2015-08-06
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $100 par value – 145,000 shares as of July 31, 2015

THE REGISTRANT IS A WHOLLY OWNED DIRECT SUBSIDIARY OF PACCAR INC (“PACCAR”) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAAR FINANCIAL CORP. – FORM 10-Q

PACCAR FINANCIAL CORP. – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Interest and fee income	$58.3	$52.7	$114.8	$103.7
Operating lease and rental revenues	84.8	80.9	166.3	158.4
Used truck sales and other revenues	8.2	6.1	12.7	12.4

TOTAL INTEREST AND OTHER REVENUES	151.3	139.7	293.8	274.5

Interest and other borrowing costs	16.5	14.4	32.1	30.1
Depreciation and other rental expenses	67.5	66.0	133.0	128.9
Cost of used truck sales and other expenses	7.9	4.4	10.9	8.4
Selling, general and administrative expenses	11.8	11.3	23.7	22.3
Provision for losses on receivables	2.7	1.6	3.2	2.9

TOTAL EXPENSES	106.4	97.7	202.9	192.6

INCOME BEFORE INCOME TAXES	44.9	42.0	90.9	81.9

Income taxes	17.3	16.0	34.1	31.2

NET INCOME	$27.6	$26.0	$56.8	$50.7

COMPREHENSIVE INCOME	$28.6	$25.2	$55.9	$50.6

RETAINED EARNINGS AT BEGINNING OF PERIOD	$932.4	$819.3	$903.2	$794.6

RETAINED EARNINGS AT END OF PERIOD	$960.0	$845.3	$960.0	$845.3

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	June 30 2015	December 30 2014*
	(Unaudited)
ASSETS
Cash	$35.4	$42.9
Finance and other receivables, net of allowance for losses (2015 - $58.1 and 2014 - $56.0)	5,400.7	4,996.6
Due from PACCAR and affiliates	1,060.3	1,288.9
Equipment on operating leases, net of accumulated depreciation (2015 - $478.0 and 2014 - $479.0)	1,368.8	1,274.4
Other assets	192.3	183.1

TOTAL ASSETS	$8,057.5	$7,785.9

LIABILITIES
Accounts payable, accrued expenses and other	$275.7	$235.4
Due to PACCAR and affiliates	42.6	57.2
Commercial paper	1,415.3	1,500.6
Medium-term notes	4,450.0	4,149.5
Deferred taxes and other liabilities	754.5	783.4

TOTAL LIABILITIES	6,938.1	6,726.1

STOCKHOLDER’S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	116.0	112.3
Retained earnings	960.0	903.2
Accumulated other comprehensive loss	(2.1)	(1.2)

TOTAL STOCKHOLDER’S EQUITY	1,119.4	1,059.8

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,057.5	$7,785.9

*	The December 31, 2014 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Six Months Ended
	June 30
	2015	2014
OPERATING ACTIVITIES
Net income	$56.8	$50.7
Items included in net income not affecting cash:
Depreciation and amortization	125.6	118.0
Provision for losses on receivables	3.2	2.9
Deferred taxes	(23.5)	(36.9)
Administrative fees for services from PACCAR	3.7	3.4
Change in tax-related balances with PACCAR	13.6	65.0
Increase (decrease) in payables and other	5.5	(51.3)

NET CASH PROVIDED BY OPERATING ACTIVITIES	184.9	151.8

INVESTING ACTIVITIES
Finance and other receivables originated	(893.6)	(857.3)
Collections on finance and other receivables	857.5	790.5
Net (increase) decrease in wholesale receivables	(349.0)	2.0
Loans to PACCAR and affiliates	(85.0)	(95.0)
Collections on loans from PACCAR and affiliates	165.0
Net decrease (increase) in other receivables and leases to PACCAR and affiliates	148.7	(34.6)
Acquisition of equipment on operating leases, primarily from PACCAR	(315.4)	(242.7)
Proceeds from disposal of equipment	106.8	76.9
Other	(42.1)	(53.1)

NET CASH USED IN INVESTING ACTIVITIES	(407.1)	(413.3)

FINANCING ACTIVITIES
Net (decrease) increase in commercial paper	(85.3)	269.9
Proceeds from medium-term notes	800.0	500.0
Payments of medium-term notes	(500.0)	(300.0)
Payments on loans from PACCAR		(218.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	214.7	251.9

NET DECREASE IN CASH	(7.5)	(9.6)

CASH AT BEGINNING OF PERIOD	42.9	33.5

CASH AT END OF PERIOD	$35.4	$23.9

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE A - Basis of Presentation

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this ASU by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but no sooner than the original effective date of annual and interim periods beginning after December 15, 2016. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the transition alternatives and impact on the Company’s financial statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B - Finance and Other Receivables

The Company’s finance and other receivables include the following:

	June 30 2015	December 31 2014
Retail loans	$2,740.2	$2,687.7
Retail direct financing leases	1,667.5	1,699.8
Dealer wholesale financing	1,092.4	743.4
Dealer master notes	68.7	62.7
Operating lease receivables and other	55.7	31.4
Unearned interest on finance leases	(165.7)	(172.4)

	5,458.8	5,052.6
Less allowance for losses:
Loans and leases	(54.1)	(52.4)
Dealer wholesale financing	(3.2)	(2.8)
Operating lease receivables and other	(.8)	(.8)

	$5,400.7	$4,996.6

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2015 or December 31, 2014. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately four months in 2015 and four months in 2014, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2015 or December 31, 2014.

PACCAR FINANCIAL CORP. – FORM 10-Q

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

PACCAR FINANCIAL CORP. – FORM 10-Q

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

The allowance for credit losses is summarized as follows:

	2015
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.8	$10.4	$42.0	$.8	$56.0
Provision for losses	.4	(.5)	3.2	.1	3.2
Charge-offs			(1.7)	(.1)	(1.8)
Recoveries			.7		.7

Balance at June 30	$3.2	$9.9	$44.2	$.8	$58.1

	2014
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$3.0	$11.5	$40.0	$.8	$55.3
Provision for losses		(.5)	3.1	.3	2.9
Charge-offs			(2.6)	(.1)	(2.7)
Recoveries			.8		.8

Balance at June 30	$3.0	$11.0	$41.3	$1.0	$56.3

*	Operating lease and other trade receivables

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer		Customer
At June 30, 2015	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$19.3	$19.3
Allowance for impaired finance receivables determined individually			$1.3	$1.3
Recorded investment for finance receivables evaluated collectively	$1,092.4	$1,378.6	$2,912.8	$5,383.8
Allowance for finance receivables determined collectively	$3.2	$9.9	$42.9	$56.0

	Dealer		Customer
At December 31, 2014	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$24.7	$24.7
Allowance for impaired finance receivables determined individually			$1.7	$1.7
Recorded investment for finance receivables evaluated collectively	$743.4	$1,404.7	$2,848.4	$4,996.5
Allowance for finance receivables determined collectively	$2.8	$10.4	$40.3	$53.5

The recorded investment for finance receivables that are on non-accrual status is as follows:

	June 30 2015	December 31 2014
Customer Retail:
Fleet	$17.6	$23.0
Owner/Operator	1.7	1.7

	$19.3	$24.7

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans with no specific reserves were $8.4 and $12.2 at June 30, 2015 and December 31, 2014, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of June 30, 2015 and December 31, 2014 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At June 30, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve			$7.0	$1.6	$8.6
Associated allowance			(.9)	(.4)	(1.3)

Net carrying amount of impaired loans			$6.1	$1.2	$7.3

Average recorded investment*			$17.4	$1.5	$18.9

*	Represents the average during the 12 months ended June 30, 2015

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with specific reserve			$8.3	$1.6	$9.9
Associated allowance			(.9)	(.4)	(1.3)

Net carrying amount of impaired loans			$7.4	$1.2	$8.6

Average recorded investment*			$13.4	$2.1	$15.5

*	Represents the average during the 12 months ended June 30, 2014

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Customer Retail:
Fleet	$.2	$.2	$.4	$.4
Owner/Operator	.1	.1	.2	.2

	$.3	$.3	$.6	$.6

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of June 30, 2015 or December 31, 2014. The Company retains as collateral a security interest in the related equipment.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
At June 30, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,076.3	$1,378.6	$2,462.8	$439.6	$5,357.3
Watch	16.1		10.0	.4	26.5
At-risk			17.6	1.7	19.3

	$1,092.4	$1,378.6	$2,490.4	$441.7	$5,403.1

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$734.3	$1,404.7	$2,376.6	$471.3	$4,986.9
Watch	9.1		.1	.4	9.6
At-risk			23.0	1.7	24.7

	$743.4	$1,404.7	$2,399.7	$473.4	$5,021.2

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At June 30, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,092.4	$1,378.6	$2,479.2	$440.2	$5,390.4
31 – 60 days past due			3.1	.7	3.8
Greater than 60 days past due			8.1	.8	8.9

	$1,092.4	$1,378.6	$2,490.4	$441.7	$5,403.1

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$743.4	$1,404.7	$2,398.1	$472.5	$5,018.7
31 – 60 days past due			1.0		1.0
Greater than 60 days past due			.6	.9	1.5

	$743.4	$1,404.7	$2,399.7	$473.4	$5,021.2

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Troubled Debt Restructurings

The balance of TDRs was $15.4 at June 30, 2015 and $20.6 at December 31, 2014. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet
Owner/Operator	$.2	$.2	$.2	$.2

	$.2	$.2	$.2	$.2

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet			$4.4	$4.4
Owner/Operator	$.1	$.1	.3	.3

	$.1	$.1	$4.7	$4.7

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2015 and 2014.

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past due) during the periods by portfolio class are as follows:

	Six Months Ended June 30
	2015	2014
Fleet
Owner/Operator		$.1

		$.1

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at June 30, 2014.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment on operating leases. The Company records the vehicles as used truck inventory which is included in Other assets on the Balance Sheets. The balance of repossessed inventory at June 30, 2015 and December 31, 2014 was $1.5 and $6.6, respectively.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Proceeds from the sales of repossessed assets were $7.8 and $13.0 for the six months ended June 30, 2015 and 2014, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of net earnings available for fixed charges to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2015 and full year 2014 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at June 30, 2015 and December 31, 2014, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia are summarized below:

	June 30 2015	December 31 2014
Due from PACCAR and affiliates
Loans due from PACCAR	$805.5	$830.5
Loans due from foreign finance affiliates	152.0	361.0
Direct financing leases due from affiliate	16.1	15.1
Receivables	86.7	82.3

	$1,060.3	$1,288.9

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$25.4	$11.8
Payables	17.2	45.4

	$42.6	$57.2

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

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$27.6	$26.0	$56.8	$50.7
Other comprehensive income (loss)
Derivative contracts increase (decrease)	1.0	(.8)	(.9)	(.1)

Total comprehensive income	$28.6	$25.2	$55.9	$50.6

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL) of $2.1 and $1.2 at June 30, 2015 and December 31, 2014, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Balance at beginning of period	$(3.1)	$(2.0)	$(1.2)	$(2.7)
Amounts recorded into AOCL
Unrealized loss on derivative contracts		(4.2)	(5.3)	(5.1)
Income tax effect		1.7	2.1	2.0
Amounts reclassified out of AOCL
Interest and other borrowing costs	1.8	2.7	3.8	5.0
Income tax effect	(.8)	(1.0)	(1.5)	(2.0)

Net other comprehensive income (loss)	1.0	(.8)	(.9)	(.1)

Balance at end of period	$(2.1)	$(2.8)	$(2.1)	$(2.8)

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

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

Level 2	June 30 2015	December 31 2014
Assets:
Impaired loans, net of specific reserves (2015 - nil and 2014 - nil)		$11.3
Used trucks held for sale	$8.5	3.0
Derivative contracts	2.8	.9

Liabilities:
Derivative contracts	$4.5	$3.6

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements.

Impaired Loans: Impaired loans that are individually evaluated are generally considered collateral dependent. Accordingly, the evaluation of individual reserves on such loans considers the fair value of the associated collateral (estimated sales proceeds less the costs to sell).

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at June 30, 2015 and 2014 were $1.2 and $.4 during the first six months of 2015 and 2014, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

PACCAR FINANCIAL CORP. – FORM 10-Q

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30 2015		December 31 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR	$700.5	$705.5	$725.5	$730.3
Due from foreign finance affiliates	66.0	67.0	171.0	172.0
Fixed rate loans	2,652.6	2,687.7	2,619.6	2,655.7

Liabilities:
Fixed rate debt	$3,750.0	$3,771.7	$3,249.5	$3,265.7

NOTE F - Derivative Financial Instruments

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

At June 30, 2015, the notional amount of these contracts totaled $1,217.0 with amounts expiring over the next five years. Notional maturities for all interest rate contracts are $42.0 for the remainder of 2015, $392.0 for 2016, $150.0 for 2017, $550.0 for 2018, $43.0 for 2019 and $40.0 for 2020. The majority of these contracts are floating to fixed rate swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following tables present the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

As of June 30, 2015	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Interest-rate contracts
Assets:
Other assets	$2.8	$(.4)	$2.4
Liabilities:
Accounts payable, accrued expenses and other	$4.5	$(.4)	$4.1

As of December 31, 2014	Gross Amount Recognized in Balance Sheets	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Interest-rate contracts
Assets:
Other assets	$.9	$(.4)	$.5
Liabilities:
Accounts payable, accrued expenses and other	$3.6	$(.4)	$3.2

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreement. The Company is not required to post or receive collateral under the agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at June 30, 2015.

Cash Flow Hedges

Substantially all of the Company’s interest rate contracts have been designated as cash flow hedges. The Company uses regression analysis to assess the effectiveness of hedges on a quarterly basis. The change in variable cash flows method or the hypothetical derivative method is used to measure ineffectiveness of interest rate contracts designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCL to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the six months ended June 30, 2015 and 2014. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 5.3 years.

Amounts in AOCL are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest rate contracts are recognized as an adjustment to interest expense. As of June 30, 2015, AOCL was $2.1, net of tax, and $3.1, net of tax, is expected to be reclassified to interest expense in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges recognized in other comprehensive income (OCI) and expenses reclassified from AOCL into income.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Pre-tax loss on derivative contracts recognized in OCI		$(4.2)	$(5.3)	$(5.1)
Expenses reclassified out of AOCL into Interest and other borrowing expenses	$1.8	$2.7	$3.8	$5.0

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing costs as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Interest-rate swaps	$.3		$(1.1)
Term notes	$(.4)		$1.0

NOTE G – Income Taxes

The Company’s effective income tax rate for the second quarter of 2015 was 38.5% compared to 38.1% for the second quarter of 2014, reflecting higher deferred state tax expense in the second quarter of 2015. The Company’s effective income tax rate for the first half of 2015 was 37.5% compared to 38.1% for the first half of 2014, reflecting lower deferred state tax expense in the first half of 2015.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. – FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended June 30			Six Months Ended June 30
	2015	2014	% Change	2015	2014	% Change
New business volume by product:
Retail loans and direct financing leases	$464.4	$422.6	10	$778.8	$727.8	7
Equipment on operating leases	175.1	178.0	(2)	321.5	247.1	30
Dealer master notes	59.0	75.0	(21)	104.1	124.4	(16)

	$698.5	$675.6	3	$1,204.4	$1,099.3	10

Average earning assets by product:
Retail loans and direct financing leases	$4,269.8	$3,951.9	8	$4,243.0	$3,922.6	8
Equipment on operating leases	1,347.2	1,210.2	11	1,316.5	1,193.9	10
Dealer wholesale financing	1,024.2	624.8	64	915.3	616.2	49
Dealer master notes	70.1	79.7	(12)	67.3	79.0	(15)

	$6,711.3	$5,866.6	14	$6,542.1	$5,811.7	13

Revenue by product:
Retail loans and direct financing leases	$49.9	$48.0	4	$99.2	$93.7	6
Equipment on operating leases	84.8	80.9	5	166.3	158.4	5
Dealer wholesale financing	6.6	4.2	57	11.7	8.1	44
Dealer master notes	.6	.6		1.1	1.2	(8)
Used truck sales, other revenues and fees	9.4	6.0	57	15.5	13.1	18

	$151.3	$139.7	8	$293.8	$274.5	7

Income before income taxes	$44.9	$42.0	7	$90.9	$81.9	11

New Business Volume

New business volume in the second quarter of 2015 increased 3% from the second quarter of 2014 driven by higher retail loans and direct financing leases. New business volume in the first half of 2015 increased 10% from the first half of 2014 primarily driven by higher equipment on operating leases as a result of increased demand from fleet customers. Dealer master note new business volume decreased to $59.0 and $104.1 in the second quarter and first half of 2015 from $75.0 and $124.4 in the second quarter and first half of 2014, respectively, due to decreased finance volume from dealers.

In the second quarter and first half of 2015, market share on new PACCAR trucks was 22.4% and 21.1% compared to 27.7% and 24.7% in the second quarter and first half of 2014, respectively, due to increased competition.

PACCAR FINANCIAL CORP. – FORM 10-Q

Income Before Income Taxes

The Company’s income before income taxes was $44.9 for the second quarter of 2015 compared to $42.0 for the second quarter of 2014. The increase in income before income taxes in 2015 was primarily the result of a higher finance margin of $3.5 and a higher operating lease margin of $2.4, partially offset by lower results from used truck and other of $1.4 and an increase in provision for losses on receivables of $1.1.

The Company’s income before income taxes was $90.9 for the first half of 2015 compared to $81.9 for the first half of 2014. The increase in income before income taxes in 2015 was primarily the result of a higher finance margin of $9.1.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended June 30, 2015 are outlined in the table below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Three Months Ended June 30, 2014	$52.7	$14.4	$38.3
Increase (decrease)
Average finance receivables	7.4		7.4
Average receivables from PACCAR and affiliates	(.4)		(.4)
Average debt balances		1.5	(1.5)
Yields	(1.4)		(1.4)
Borrowing rates		.6	(.6)

Total increase	5.6	2.1	3.5

Three Months Ended June 30, 2015	$58.3	$16.5	$41.8

•	Average finance receivables increased $707.7 in the second quarter of 2015 as a result of retail portfolio new business volume exceeding collections.

•	Average receivables from PACCAR and affiliates decreased $73.4 in the second quarter of 2015 as a result of collections exceeding new loans to affiliated companies.

•	Average debt balances increased $528.5 in the second quarter of 2015. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and operating leases.

•	Average yields in the second quarter of 2015 were 4.1% compared to 4.3% in the second quarter of 2014. The decrease in yields was due to lower market rates. Average borrowing rates in the second quarter of 2015 were 1.12% compared to 1.08% in the second quarter of 2014.

PACCAR FINANCIAL CORP. – FORM 10-Q

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the six months ended June 30, 2015 are outlined in the table below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
Six Months Ended June 30,2014	$103.7	$30.1	$73.6
Increase (decrease)
Average finance receivables	12.7		12.7
Average receivables from PACCAR and affiliates	(.1)		(.1)
Average debt balances		2.7	(2.7)
Yields	(1.5)		(1.5)
Borrowing rates		(.7)	.7

Total increase	11.1	2.0	9.1

Six Months Ended June 30, 2015	$114.8	$32.1	$82.7

•	Average finance receivables increased $607.8 in the first half of 2015 as a result of retail portfolio new business volume exceeding collections.

•	Average receivables from PACCAR and affiliates decreased $10.5 in the first half of 2015 as a result of collections exceeding new loans to affiliated companies.

•	Average debt balances increased $484.7 in the first half of 2015. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and operating leases.

•	Average yields in the first half of 2015 were 4.2% compared to 4.3% in first half of 2014. Average borrowing rates in the first half of 2015 were 1.1% compared to 1.2% in the first half of 2014. The decrease in yields and borrowing rates was due to lower market rates.

PACCAR FINANCIAL CORP. – FORM 10-Q

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended June 30, 2015 are outlined in the table below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended June 30, 2014	$80.9	$66.0	$14.9
Increase (decrease)
Operating lease impairments		.2	(.2)
Results on returned lease assets		.7	(.7)
Average operating lease assets	2.2	2.0	.2
Revenue and cost per asset	1.7	(1.4)	3.1

Total increase	3.9	1.5	2.4

Three Months Ended June 30, 2015	$84.8	$67.5	$17.3

•	Results on returned lease assets were lower in 2015 compared to 2014 due to lower gains per unit sold.

•	Average operating lease assets increased as a result of higher volume of equipment placed in service from higher demand for leased vehicles.

•	Revenue per asset increased due to higher rental rates and increased miles driven, partially offset by lower fuel surcharges. Cost per asset decreased due to lower vehicle related expenses, including lower fuel expenses.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the six months ended June 30, 2015 are outlined in the table below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Six Months Ended June 30, 2014	$158.4	$128.9	$29.5
Increase (decrease)
Operating lease impairments		.2	(.2)
Results on returned lease assets		1.3	(1.3)
Average operating lease assets	4.7	3.9	.8
Revenue and cost per asset	3.2	(1.3)	4.5

Total increase	7.9	4.1	3.8

Six Months Ended June 30, 2015	$166.3	$133.0	$33.3

•	Results on returned lease assets were lower in 2015 compared to 2014 due to lower gains per unit sold.

•	Average operating lease assets increased as a result of a higher volume of equipment placed in service from higher demand for leased vehicles.

•	Revenue per asset increased due to higher rental rates and increased miles driven, partially offset by lower fuel surcharges. Cost per asset decreased due to lower vehicle related expenses, including lower fuel expenses.

PACCAR FINANCIAL CORP. – FORM 10-Q

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the second quarter and first half of 2015 compared to the second quarter and first half of 2014:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Used truck sales and other revenues	$8.2	$6.1	$12.7	$12.4
Cost of used truck sales and other expenses	7.9	4.4	10.9	8.4

Results from used trucks and other	$.3	$1.7	$1.8	$4.0

Results from used trucks and other in the second quarter and first half of 2015 decreased by $1.4 and $2.2 from the second quarter and first half of 2014, respectively, reflecting lower margin per truck sold.

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for losses on receivables and asset portfolio and presents related ratios:

	Six Months Ended	Year Ended	Six Months Ended
	June 30 2015	December 31 2014	June 30 2014
Balance at beginning of period	$56.0	$55.3	$55.3
Provision for losses	3.2	5.3	2.9
Charge-offs	(1.8)	(6.1)	(2.7)
Recoveries	.7	1.5	.8

Balance at end of period	$58.1	$56.0	$56.3

Ratios:
Charge-offs, net of recoveries ($1.1 in 2015) to average total portfolio ($5,225.6 in 2015) annualized at June 30, 2015	.04%	.10%	.08%
Allowance for losses ($58.1 in 2015) to period-end total portfolio ($5,458.8 in 2015)	1.06%	1.11%	1.22%
Period-end retail loan and lease receivables past due over 30 days ($12.7 in 2015) to period-end retail loan and lease receivables ($4,242.0 in 2015)	.30%	.06%	.17%

The provision for losses on receivables in the first half of 2015 increased to $3.2 from $2.9 in the first half of 2014 primarily due to higher portfolio growth.

Retail loan and lease receivables past due over 30 days at June 30, 2015 was .30% compared to .06% at December 31, 2014 and .17% at June 30, 2014 due to one fleet customer becoming past due at June 30, 2015. The Company continues to focus on maintaining low past due balances.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. See “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Losses.

PACCAR FINANCIAL CORP. – FORM 10-Q

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

The post-modification balance of accounts modified during the six months ended June 30, 2015 and 2014 are summarized below:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$52.6	1.9%	$84.0	3.6%
Insignificant Delay	13.0	.5%	32.4	1.4%
Credit - No Concession	1.8	.1%	3.7	.2%
Credit - TDR	.2		4.7	.2%

	$67.6	2.5%	$124.8	5.4%

*	Recorded investment immediately after modification as a percentage of ending portfolio, on an annualized basis

Total modification activity decreased in the first half of 2015 compared to the first half of 2014 primarily due to lower commercial and insignificant delay modifications. The decrease in commercial modifications primarily reflects lower volumes of refinancing. The decline in modifications for insignificant delay reflects a 2014 two-month extension granted to one large fleet customer.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified no accounts during the second quarter of 2015, the fourth quarter of 2014 or the second quarter of 2014 that were 30+ days past due and became current at the time of modification.

PACCAR FINANCIAL CORP. – FORM 10-Q

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30 2015		December 31 2014		June 30 2014
Retail loans	$2,740.2	50%	$2,687.7	53%	$2,517.0	54%
Retail leases	1,501.8	28%	1,527.4	30%	1,429.6	31%
Dealer wholesale financing	1,092.4	20%	743.4	15%	576.0	12%
Dealer master notes	68.7	1%	62.7	1%	77.2	2%
Operating lease receivables and other	55.7	1%	31.4	1%	33.4	1%

Total portfolio	$5,458.8	100%	$5,052.6	100%	$4,633.2	100%

Retail loans increased to $2,740.2 at June 30, 2015 from $2,687.7 at December 31, 2014 reflecting higher new business volume, partially offset by collections on existing retail loans.

Retail leases decreased to $1,501.8 at June 30, 2015 from $1,527.4 at December 31, 2014 due to collections exceeding new business volume.

Dealer wholesale financing balances increased to $1,092.4 at June 30, 2015 from $743.4 at December 31, 2014 reflecting higher production in the first half of 2015 and the timing of dealer delivery of new trucks to end customers.

Dealer master notes were $68.7 at June 30, 2015 compared to $62.7 at December 31, 2014. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of June 30, 2015, the underlying pledged contracts were $115.2 upon which the dealers have available $26.6 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the second quarter of 2015 was 38.5% compared to 38.1% for the second quarter of 2014, reflecting higher deferred state tax expense in the second quarter of 2015. The Company’s effective income tax rate for the first half of 2015 was 37.5% compared to 38.1% for the first half of 2014, reflecting lower deferred state tax expense in the first half of 2015.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first half of 2015 was $23.5 compared to $36.9 for the first half of 2014. The Company’s net deferred tax liability decreased to $741.9 at June 30, 2015 from $765.9 at December 31, 2014 due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2015.

PACCAR FINANCIAL CORP. – FORM 10-Q

Company Outlook

Truck industry Class 8 retail sales in the U.S. in 2015 are expected to be 240,000 – 255,000 units compared to 220,400 units in 2014. Average earning assets this year may grow approximately 10% as increased new business financing from truck sales is projected to exceed customer collections. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at June 30, 2015 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2012, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement does not limit the principal amount of debt securities that may be issued during the period. The total notional amount of medium-term notes outstanding for the Company as of June 30, 2015 was $4,450.0. The Company intends to renew the registration prior to its expiration in November 2015.

The Company believes it will be able to fund receivables, service debt and meet its other payment obligations through internally generated funds, access to public and private debt markets, and advances from PACCAR.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at June 30, 2015. Of this amount, $1,000.0 expires in June 2016, $1,000.0 expires in 2019 and $1,000.0 expires in 2020. PACCAR and the Company intend to replace these credit facilities as they expire with facilities of similar amounts.

Of the $3,000.0 credit facilities, $1,904.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,096.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2015.

The Company issues commercial paper for a portion of its funding. Some of this commercial paper is converted to fixed interest rate debt through the use of interest rate swaps, which are used to manage interest rate risk. In the event of future disruption in the financial markets, the Company may not be able to issue replacement commercial paper. As a result, the Company is exposed to liquidity risk from the maturity of short-term borrowings paid to lenders compared to the longer timing of receivable collections from customers. The Company believes its collections on existing loans and leases, syndicated bank lines, current investment-grade credit ratings of A+/A1 and its ability to borrow from PACCAR, if necessary, will continue to provide it with sufficient resources and access to capital markets at competitive interest rates and therefore contribute to the Company maintaining its liquidity and financial stability.

PACCAR FINANCIAL CORP. – FORM 10-Q

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

PACCAR FINANCIAL CORP. – FORM 10-Q

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole.

In January 2011, the European Commission (EC) commenced an investigation of all major European commercial vehicle manufacturers, including subsidiaries of PACCAR Inc, the Company’s parent, concerning whether such companies participated in agreements or concerted practices to coordinate their commercial policy in the European Union. On November 20, 2014, the EC issued a Statement of Objections to the manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH and PACCAR Inc as their parent. The Statement of Objections is a procedural step in which the EC expressed its preliminary view that the manufacturers had participated in anticompetitive practices in the European Union. The EC indicated that it will seek to impose significant fines on the manufacturers. DAF is cooperating with the EC and is preparing its response to the Statement of Objections. The EC will review the manufacturers’ responses before issuing a decision. Any decision would be subject to appeal. PACCAR Inc is unable to estimate the potential fine at this time and accordingly, no accrual for any potential fine has been made as of June 30, 2015. The Company is not named in the EC’s Statement of Objections.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2014 Annual Report. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2015.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the six months ended June 30, 2015.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	August 6, 2015	By	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

		By	/s/ Jamie J. Axtell
Jamie J. Axtell
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. – FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3.1	001-11677

	(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B	S-3	November 7, 2012	4.4	333-184808

(10)	Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)	Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2015 and 2014*

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six month periods ended June 30, 2015 and 2014*

PACCAR FINANCIAL CORP. – FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith