Form 10-K
period 2015-12-31
PACCAR FINANCIAL CORP
filed 2016-02-19
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015: None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2016:

Common Stock, $100 par value - 145,000 shares

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR Financial Corp.

(Millions of Dollars)

PART I

ITEM 1.	BUSINESS

GENERAL

PACCAR Financial Corp.

PACCAR Financial Corp. (the “Company”), a Washington corporation, was incorporated in 1961 as a wholly owned subsidiary of PACCAR Inc (“PACCAR”) to finance the sale of PACCAR products.

The Company principally provides financing and leasing of PACCAR manufactured trucks and other transportation equipment sold through the Kenworth and Peterbilt independent dealer networks in the United States. The Company also finances dealer inventories of new and used transportation equipment. PACCAR Leasing Company, a division of the Company operating as “PacLease”, franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. In selected markets, PacLease directly engages in full-service leasing with its customers through Company-owned stores and through Kenworth and Peterbilt dealerships.

PACCAR

PACCAR is a multinational company operating in three principal industry segments: (1) the Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment includes finance and leasing products and services provided to customers and dealers. Medium-duty trucks have a gross vehicle weight (GVW) ranging from 19,500 to 33,000 lbs (Class 6 to 7) in North America, and in Europe, light- and medium-duty trucks range between 6 to 16 metric tonnes. Heavy-duty trucks have a GVW of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. PACCAR’s Other business is the manufacturing and marketing of industrial winches.

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products and construction-related and other materials. PACCAR also manufactures engines at its facilities in Columbus, Mississippi and Eindhoven, the Netherlands. PACCAR competes in the North American Class 8 market primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio, Denton, Texas, Renton, Washington, Ste. Therese, Canada and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF cab-over-engine (COE) trucks assembled in the Netherlands and the United Kingdom. PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian light and heavy truck markets with Kenworth conventional and COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models assembled in the Netherlands. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounts for 77% of total 2015 net sales and revenues.

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

PACCAR Financial Corp.

(Millions of Dollars)

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian Class 8 market was 27.4% of retail sales in 2015, and PACCAR’s medium-duty market share was 17.4% in 2015. In Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of PACCAR in the U.S. In 2015, DAF had a 14.6% share of the Western and Central European heavy-duty market and a 9.0% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

Aftermarket truck parts are sold and delivered to PACCAR’s independent dealers through PACCAR’s 17 strategically located parts distribution centers located in the U.S., Canada, Europe, Australia, Mexico and South America. Parts are primarily purchased from various suppliers and also manufactured by PACCAR. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 16% of total 2015 net sales and revenues.

In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Mexico, Canada, Australia, the United Kingdom, Continental Europe and South America through other wholly owned finance subsidiaries. PACCAR also conducts full-service leasing operations through wholly owned subsidiaries in Canada, Mexico, Germany and Australia.

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

As of December 31, 2015, the Company employed 419 full-time employees, none of whom are represented by a collective bargaining agent.

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

The Company also makes loans to the end users of the vehicles financed that are secured by a first lien security interest in the vehicles. These loans have fixed or floating interest rates.

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

(Millions of Dollars)

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

CUSTOMER CONCENTRATION, PAST-DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of December 31, 2015 and 2014.

The Company has contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 13.8%, 14.4% and 11.4% of total interest and other revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

PACCAR Financial Corp.

(Millions of Dollars)

Past-Due Receivables and Allowance for Credit Losses

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

For further discussion of the allowance for credit losses, see “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(Millions of Dollars)

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

To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funding with interest rate characteristics similar to the corresponding assets. Fixed rate assets are primarily funded with fixed and floating rate medium-term notes and commercial paper. Floating rate assets are funded primarily with commercial paper with maturities of three months or less and floating rate medium-term notes. Interest rate swaps may be combined with commercial paper or medium-term notes to achieve the Company’s matched funding objectives.

As of December 31, 2015, the total notional amount of interest rate swap contracts outstanding was $1,115.0. These swap contracts are accounted for as cash flow or fair value hedges.

The notional amounts are used to measure the volume of these contracts and do not represent exposure to credit loss. The permitted types of interest rate swap contracts, counterparties’ transaction limits and related approval authorizations have been established by the Company’s senior management and Board of Directors. The interest-rate contracts outstanding are regularly reported to, and reviewed by, the Company’s senior management.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2015. Of this amount, $1,000.0 expires in June 2016, $1,000.0 expires in June 2019 and $1,000.0 expires in June 2020. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and durations.

Of the $3,000.0 credit facilities, $1,904.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,096.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2015.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2015, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2018 and does not limit the principal amount of debt securities that may be issued during the period. The total principal amount of medium-term notes outstanding for the Company as of December 31, 2015 was $4,400.0. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are dependent on its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of its financing business. The Company receives administrative support from and pays dividends to its parent company and periodically borrows funds from or lends money to PACCAR and/or its affiliates. The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from one facility owned by PACCAR and four facilities leased by PACCAR. Since the directors of the Company are all executives of PACCAR and PACCAR is the sole owner of the Company’s outstanding voting common stock, PACCAR can determine the course of the Company’s business.

PACCAR Financial Corp.

(Millions of Dollars)

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $723.5 and $830.5 outstanding in loans due from PACCAR as of December 31, 2015 and 2014, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $223.0 and $361.0 outstanding in loans due from foreign finance affiliates of PACCAR as of December 31, 2015 and 2014, respectively. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia, and any resulting currency exposure is fully hedged. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year.

The required ratio for the years ended December 31, 2015, 2014 and 2013 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

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

Interest-Rate Risk

The Company is subject to interest-rate risks, because increases in interest rates could reduce demand for its products, increase borrowing costs and potentially reduce interest margins. The Company uses derivative contracts to match the interest rate characteristics of its debt to the interest rate characteristics of its finance receivables in order to mitigate the risk of changing interest rates.

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

Information Technology

The Company relies on information technology systems, including the internet and other computer systems, which may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains protections to guard against such events. If the Company’s computer systems were to be damaged, disrupted or breached, it could result in a negative impact on the Company’s operating results and could also cause reputational damage, business disruption or the disclosure of confidential data.

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

Other offices and leasing facilities of the Company are located in leased premises including one facility owned by PACCAR and four facilities leased by PACCAR. The Company considers all its properties to be suitable for their intended purpose. Annual lease rentals for these premises in the aggregate are not material in relation to expenses as a whole.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole.

In January 2011, the European Commission (EC) commenced an investigation of all major European commercial vehicle manufacturers, including subsidiaries of PACCAR Inc, the Company’s parent, concerning whether such companies participated in agreements or concerted practices to coordinate their commercial policy in the European Union. On November 20, 2014, the EC issued a Statement of Objections to the manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH and PACCAR Inc as their parent. The Statement of Objections is a procedural step in which the EC expressed its preliminary view that the manufacturers had participated in anticompetitive practices in the European Union. The EC indicated that it will seek to impose significant fines on the manufacturers. DAF is cooperating with the EC and is preparing its response to the Statement of Objections. The EC will review the manufacturers’ responses before issuing a decision. Any decision would be subject to appeal. PACCAR Inc is unable to estimate the potential fine at this time and accordingly, no accrual for any potential fine has been made by PACCAR Inc as of December 31, 2015. PACCAR Financial Corp. is not named in the EC’s Statement of Objections.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All outstanding common stock is owned by PACCAR; therefore, there is no trading market in the Company’s common stock.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company.

Balance Sheet Data

	As of December 31
	2015	2014	2013	2012	2011
Total Assets	$8,050.4	$7,785.9	$7,247.6	$6,537.7	$5,250.1
Total Liabilities	6,873.5	6,726.1	6,302.6	5,699.8	4,499.1
Total Stockholder’s Equity	1,176.9	1,059.8	945.0	837.9	751.0

Income Statement Data

	Year ended December 31
	2015	2014	2013	2012	2011
Total interest and other revenues	$604.1	$563.5	$545.0	$510.5	$429.8
Total expenses	421.9	388.5	385.6	376.9	317.4

Income before income taxes	182.2	175.0	159.4	133.6	112.4
Income taxes	69.4	66.4	60.2	49.9	44.4

Net income	$112.8	$108.6	$99.2	$83.7	$68.0

Ratio of Earnings to Fixed Charges
Pursuant to SEC Reporting Requirements (1)	3.96x	4.20x	3.65x	3.21x	2.72x

Ratio of Earnings to Fixed Charges
Pursuant to the Support Agreement	7.94x	8.41x	7.12x	6.18x	4.95x

(1)	For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is considered representative of an interest factor). This method of computing the ratio of earnings to fixed charges complies with SEC reporting requirements (see Exhibit 12(a)) but differs from the method called for in the Support Agreement between the Company and PACCAR (see Exhibit 12(b)).

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2015 Compared to 2014:

	Year ended December 31
	2015	2014	% Change
New business volume by product:
Retail loans and direct financing leases	$1,744.1	$1,715.9	2
Equipment on operating leases	518.2	488.7	6
Dealer master notes	217.5	233.2	(7)

	$2,479.8	$2,437.8	2

Average earning assets by product:
Retail loans and direct financing leases	$4,308.7	$4,018.5	7
Equipment on operating leases	1,353.0	1,243.9	9
Dealer wholesale financing	1,017.3	666.7	53
Dealer master notes	59.9	74.3	(19)

	$6,738.9	$6,003.4	12

Revenue by product:
Retail loans and direct financing leases	$201.0	$191.2	5
Equipment on operating leases	337.0	324.6	4
Dealer wholesale financing	26.7	17.5	53
Dealer master notes	1.9	2.4	(21)
Used truck sales, other revenues and fees	37.5	27.8	35

	$604.1	$563.5	7

Income before income taxes	$182.2	$175.0	4

New Business Volume

New business volume from retail loans and direct financing leases in 2015 increased 2% from 2014 due to higher retail sales of PACCAR trucks in 2015. Equipment on operating leases new business volume increased 6% in 2015 from 2014, attributable to higher operating lease fleet business in 2015. Dealer master notes new business volume in 2015 decreased 7% from 2014 due to decreased finance volume from dealers.

Market share on new PACCAR trucks was 22.4% in 2015 compared to 24.4% in 2014 due to increased competition.

The Company has programs to assign new lease and loan contracts to third parties to limit the risk of portfolio concentration with certain large customers and to generate new business. These transactions are accounted for as sales of the related retail loans, direct financing leases, or equipment on operating leases, and are excluded from new business volume. The Company sold retail loans and direct financing leases with a book value of $6.2 and nil in 2015 and 2014, and received cash proceeds of $6.3 and nil in 2015 and 2014, respectively. The Company sold equipment under operating leases with a book value of $11.3 and $19.1 in 2015 and 2014, and received cash proceeds of $11.6 and $19.5 in 2015 and 2014, respectively. The Company retains servicing responsibilities for these retail loans and leases, and fees received for servicing are capitalized and recognized over the contract term.

PACCAR Financial Corp.

(Millions of Dollars)

Income Before Income Taxes

The Company’s income before income taxes was $182.2 in 2015 compared to $175.0 in 2014. The increase in income before income taxes in 2015 was the result of higher finance margin of $12.2 and higher operating lease margin of $1.7, partially offset by lower results from used trucks and other of $2.3, higher selling, general and administrative expenses of $2.3, and higher provision for losses of $2.1.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2015 compared to 2014 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
2014	$215.6	$60.3	$155.3
Increase (decrease)
Average finance receivables	25.9		25.9
Average receivables from PACCAR and affiliates	(1.1)		(1.1)
Average debt balances		4.8	(4.8)
Yields	(5.5)		(5.5)
Borrowing rates		2.3	(2.3)

Total increase	19.3	7.1	12.2

2015	$234.9	$67.4	$167.5

•	Average finance receivables in 2015 increased $626.4 as a result of higher dealer wholesale financing and retail portfolio growth.

•	Average receivables from PACCAR and affiliates decreased $99.4 in 2015 as a result of collections exceeding new loans to affiliated companies.

•

Average debt balances increased $421.5 in 2015. The higher average debt balances reflect funding for the higher average earning asset portfolio, including dealer wholesale financing, operating leases and retail loans and finance leases.

•

Average yields in 2015 were 4.1% compared to 4.3% in 2014. The lower yield was due to increased competition and a higher proportion of dealer wholesale financing, which typically has lower yield than the rest of the portfolio. Average borrowing rates in 2015 were 1.2% compared to 1.1% in 2014 due to higher market rates.

PACCAR Financial Corp.

(Millions of Dollars)

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2015 compared to 2014 are summarized below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
2014	$324.6	$262.8	$61.8
Increase (decrease)
Results on returned lease assets		5.9	(5.9)
Average operating lease assets	9.3	7.8	1.5
Revenue and cost per asset	3.1	(3.0)	6.1

Total increase	12.4	10.7	1.7

2015	$337.0	$273.5	$63.5

•       Results on returned lease assets were lower in 2015 compared to 2014 due to fewer units sold and lower gains per unit.

•       Average operating lease assets increased as a result of a higher volume of equipment placed in service.

•       Revenue per asset increased due to higher rental rates and increased miles driven, partially offset by lower fuel revenue. Cost per asset decreased due to lower vehicle related expenses, including lower fuel expenses.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2015 compared to 2014:

		Year ended December 31
		2015	2014
Used truck sales and other revenues		$32.2	$23.3
Cost of used truck sales and other expenses		26.4	15.2

Results from used trucks and other		$5.8	$8.1

Results from used trucks and other decreased by $2.3, reflecting lower margin per truck sold.

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

	Year ended December 31
	2015	2014
Balance at beginning of period	$56.0	$55.3
Provision for losses	7.4	5.3
Charge-offs	(6.0)	(6.1)
Recoveries	1.9	1.5

Balance at end of period	$59.3	$56.0

Ratios:
Charge-offs, net of recoveries ($4.1 in 2015) to average total portfolio ($5,385.9 in 2015)	.08%	.10%

Allowance for credit losses ($59.3 in 2015) to year-end total portfolio ($5,522.6 in 2015)	1.07%	1.11%

Year-end retail loan and lease receivables past due over 30 days ($13.9 in 2015) to year-end retail loan and lease receivables ($4,450.4 in 2015)	.31%	.06%

The provision for losses on receivables increased to $7.4 from $5.3 in 2014 primarily due to portfolio growth and a specific reserve for one fleet customer.

Retail loan and lease receivables past due over 30 days at December 31, 2015 was .31% compared to .06% at December 31, 2014 primarily due to three fleet customers becoming past due at December 31, 2015. The Company continues to focus on maintaining low past due balances.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. See “Critical Accounting Policies”, “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Credit Losses.

Modifications

The Company modifies loans and finance leases as a normal part of operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short-term financial stress but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as troubled debt restructurings (TDR).

PACCAR Financial Corp.

(Millions of Dollars)

The post-modification balances of accounts modified during 2015 and 2014 are summarized below:

	Year ended December 31
	2015		2014
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$114.7	2.1%	$142.1	2.8%
Insignificant Delay	39.1	.7%	41.0	.8%
Credit - No Concession	2.2		3.8	.1%
Credit - TDR	10.4	.2%	22.3	.4%

	$166.4	3.0%	$209.2	4.1%

*  Recorded investment immediately after modification as a percentage of the year-end portfolio balance.

Total modification activity decreased in 2015 compared to 2014 reflecting overall lower modifications. The decrease in modifications for commercial reasons primarily reflects lower volumes of refinancing. The decline in modifications for credit reasons reflects the contract modifications of one large fleet customer in 2014.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.1 of accounts during the fourth quarter of 2015 and no accounts during the fourth quarter of 2014 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

			As of December 31
			2015	2014
Pro forma percentage of retail loan and lease accounts 30+ days past due			.31%	.06%

Modification of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 2015 and 2014. The effect of the allowance for credit losses from such modifications was not significant at December 2015 and 2014.

PACCAR Financial Corp.

(Millions of Dollars)

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31 2015		December 31 2014
Retail loans	$2,898.4	52%	$2,687.7	53%
Retail leases	1,552.0	28%	1,527.4	30%
Dealer wholesale financing	967.1	18%	743.4	15%
Dealer master notes	43.0	1%	62.7	1%
Operating lease and other trade receivables	62.1	1%	31.4	1%

Total portfolio	$5,522.6	100%	$5,052.6	100%

Retail loans and retail leases increased to $2,898.4 and $1,552.0 compared to $2,687.7 and $1,527.4 at December 31, 2015 and 2014, respectively, due to new business volume exceeding collections.

Dealer wholesale financing balances increased to $967.1 at December 31, 2015 from $743.4 at December 31, 2014 reflecting higher production in 2015 and the timing of dealer delivery of new trucks to end customers.

Dealer master notes were $43.0 at December 31, 2015 compared to $62.7 at December 31, 2014. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of December 31, 2015, the underlying pledged contracts were $112.4 of which the dealers have $50.0 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate was 38.1% for 2015 compared to 37.9% for 2014.

During 2015, the Company’s deferred income tax provision was $7.9 compared to a deferred income tax benefit of $37.9 during 2014. The Company’s net deferred tax liability increased to $773.7 at December 31, 2015 from $765.9 at December 31, 2014 due to higher benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2016.

PACCAR Financial Corp.

(Millions of Dollars)

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

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

	Year ended December 31
	2014	2013
Balance at beginning of period	$55.3	$52.8
Provision for losses	5.3	2.3
Charge-offs	(6.1)	(6.5)
Recoveries	1.5	6.7

Balance at end of period	$56.0	$55.3

Ratios:

Charge-offs, net of recoveries ($4.6 in 2014) to average total portfolio ($4,759.5 in 2014)	.10%	—%

Allowance for losses ($56.0 in 2014) to year-end total portfolio ($5,052.6 in 2014)	1.11%	1.21%

Year-end retail loan and lease receivables past due over 30 days ($2.5 in 2014) to year-end retail loan and lease receivables ($4,215.1 in 2014)	.06%	.35%

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

Modifications

The Company modifies loans and finance leases as a normal part of operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short-term financial stress but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as troubled debt restructurings (TDR).

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

*  Recorded investment immediately after modification as a percentage of the year-end portfolio balance.

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

During 2014, the Company’s deferred income tax benefit was $37.9 compared to a deferred income tax provision of $71.8 during 2013. The Company’s net deferred tax liability decreased to $765.9 at December 31, 2014 from $802.9 at December 31, 2013 due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results. The impact on liquidity in 2015 was not significant.

Company Outlook

Average earning assets in 2016 may grow up to 5% as increased new business financing from truck sales is projected to exceed customer collections. Current strong levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then the past due accounts, truck repossessions and credit losses would likely increase from current low levels. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2015 are as follows:

	Standard and Poor’s	Moody’s
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2015, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2018 and does not limit the principal amount of debt securities that may be issued during the period.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2015. Of this amount, $1,000.0 expires in June 2016, $1,000.0 expires in June 2019 and $1,000.0 expires in June 2020. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,904.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,096.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2015.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of December 31, 2015 were $1,434.7 and $4,400.0, respectively.

PACCAR Financial Corp.

(Millions of Dollars)

The Company believes its current investment grade credit ratings of A+/A1, syndicated bank lines, collections on existing loans and leases and its ability to borrow from PACCAR, if necessary, will continue to provide it with sufficient resources and access to capital markets at competitive interest rates to maintain its liquidity and financial stability. In the event of a decrease in the Company’s credit ratings or a disruption in the financial markets, the Company may not be able to refinance its maturing debt in the financial markets. In such circumstances, the Company would be exposed to liquidity risk to the degree that the timing of debt maturities differs from the timing of receivable collections from customers. The Company believes its various sources of liquidity would continue to provide it with sufficient funding resources to service its maturing debt obligations.

The following summarizes the Company’s contractual cash commitments at December 31, 2015:

	Maturity
	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Borrowings*	$2,684.7	$2,600.0	$550.0		$5,834.7
Interest on debt**	52.8	59.6	14.8		127.2
Operating leases	.7	.8			1.5

Total	$2,738.2	$2,660.4	$564.8		$5,963.4

*	Commercial paper included in borrowings is at par value.
**	Interest on floating rate debt is based on the applicable market rates at December 31, 2015.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $282.6 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

Operating Leases

The accounting for trucks sold pursuant to agreements accounted for as operating leases is disclosed in “Note C – Equipment on Operating Leases” in the Notes to the Financial Statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to five years. The resulting residual values on operating leases generally range between 30% and 60% of original equipment cost. If the sales price of the trucks at the end of the term of the agreement differs from the Company’s estimated residual value, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

PACCAR Financial Corp.

(Millions of Dollars)

During 2015, 2014 and 2013, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $6.8, $10.9 and $5.4, respectively.

At December 31, 2015, the aggregate residual value of equipment on operating leases was $783.2. A 10% decrease in used truck values expected to persist over the remaining maturities of the Company’s operating leases would reduce residual value estimates and result in the Company recording approximately $18.0 of additional depreciation per year.

Allowance for Credit Losses

The allowance for credit losses related to the Company’s loans and finance leases is disclosed in “Note B – Finance and Other Receivables” in the Notes to the Financial Statements. The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over 36 to 60 months, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

The Company evaluates finance receivables that are not individually impaired on a collective basis and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse.

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

PACCAR Financial Corp.

(Millions of Dollars)

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 20% and 70%. Over the past three years, the Company’s year-end 30+ days past due accounts have ranged between .06% and .35% of loan and lease receivables.

Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 5 to 35 basis points of receivables. At December 31, 2015, 30+ days past dues were .31%. If past dues were 100 basis points higher or 1.31% as of December 31, 2015, the Company’s estimate of credit losses would likely have increased by a range of $2 million to $15 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Forward-Looking Statements

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

Fair Value Gains (Losses)

	Year ended December 31
	2015	2014
Assets
Fixed rate loans	$(57.3)	$(53.2)
Due from PACCAR	(7.8)	(13.1)
Due from foreign finance affiliates	(1.8)	(1.6)
Interest rate swaps related to debt	(3.8)	6.3

Liabilities
Fixed rate debt	68.8	62.0
Interest rate swaps related to debt	9.1	11.7

Total	$7.2	$12.1

The Company’s debt as of December 31, 2015 and 2014 consisted of commercial paper and floating and fixed rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15 – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly owned subsidiary of PACCAR Inc) as of December 31, 2015 and 2014, and the related statements of income, comprehensive income, cash flows, and stockholder’s equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 19, 2016

PACCAR Financial Corp.

STATEMENTS OF INCOME

	Year ended December 31
(Millions of Dollars)	2015	2014	2013
Interest and fee income	$234.9	$215.6	$206.5
Operating lease and rental revenues	337.0	324.6	294.3
Used truck sales and other revenues	32.2	23.3	44.2

TOTAL INTEREST AND OTHER REVENUES	604.1	563.5	545.0

Interest and other borrowing costs	67.4	60.3	65.2
Depreciation and other rental expenses	273.5	262.8	237.9
Cost of used truck sales and other expenses	26.4	15.2	37.5
Selling, general and administrative expenses	47.2	44.9	42.7
Provision for losses on receivables	7.4	5.3	2.3

TOTAL EXPENSES	421.9	388.5	385.6

INCOME BEFORE INCOME TAXES	182.2	175.0	159.4

Income taxes	69.4	66.4	60.2

NET INCOME	$112.8	$108.6	$99.2

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(Millions of Dollars)	2015	2014	2013
Net income	$112.8	$108.6	$99.2
Other comprehensive (loss) income
Unrealized losses on derivative contracts
Losses arising during the period	(7.5)	(7.4)
Tax effect	2.9	2.7
Reclassification adjustment	7.2	9.9	8.0
Tax effect	(2.8)	(3.7)	(3.0)

Net other comprehensive (loss) income	(.2)	1.5	5.0

TOTAL COMPREHENSIVE INCOME	$112.6	$110.1	$104.2

See Notes to Financial Statements.

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)	December 31 2015	December 31 2014

ASSETS

Cash	$35.3	$42.9
Finance and other receivables, net of allowance for losses (2015 - $59.3 and 2014 - $56.0)	5,463.3	4,996.6
Due from PACCAR and affiliates	1,033.2	1,288.9
Equipment on operating leases, net of accumulated depreciation (2015 - $498.8 and 2014 - $479.0)	1,355.5	1,274.4
Other assets	163.1	183.1

TOTAL ASSETS	$8,050.4	$7,785.9

LIABILITIES

Accounts payable, accrued expenses and other	$238.6	$235.4
Due to PACCAR and affiliates	14.9	57.2
Commercial paper	1,434.4	1,500.6
Medium-term notes	4,399.7	4,149.5
Deferred taxes and other liabilities	785.9	783.4

TOTAL LIABILITIES	6,873.5	6,726.1

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	116.8	112.3
Retained earnings	1,016.0	903.2
Accumulated other comprehensive loss	(1.4)	(1.2)

TOTAL STOCKHOLDER’S EQUITY	1,176.9	1,059.8

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,050.4	$7,785.9

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

	Year ended December 31
(Millions of Dollars)	2015	2014	2013
OPERATING ACTIVITIES

Net income	$112.8	$108.6	$99.2
Items included in net income not affecting cash:
Depreciation and amortization	260.1	242.4	215.3
Provision for losses on receivables	7.4	5.3	2.3
Deferred taxes	7.9	(37.9)	71.8
Administrative fees for services from PACCAR	4.5	4.7	2.9
Change in tax-related balances with PACCAR	(13.3)	205.5	(12.7)
(Decrease) increase in payables and other	(27.7)	(1.2)	47.9

NET CASH PROVIDED BY OPERATING ACTIVITIES	351.7	527.4	426.7

INVESTING ACTIVITIES

Finance and other receivables originated	(1,989.9)	(1,967.3)	(1,834.7)
Collections on finance and other receivables	1,749.0	1,638.3	1,487.1
Net (increase) decrease in wholesale receivables	(223.7)	(165.4)	63.7
Loans to PACCAR and affiliates	(173.0)	(180.0)	(395.5)
Collections on loans from PACCAR and affiliates	315.0	45.0	220.5
Net decrease (increase) in other receivables and leases to PACCAR and affiliates	117.6	20.0	(128.6)
Acquisition of equipment for operating leases, primarily from PACCAR	(518.2)	(488.9)	(457.8)
Proceeds from disposal of equipment	180.1	171.1	135.3
Other		(23.6)	10.0

NET CASH USED IN INVESTING ACTIVITIES	(543.1)	(950.8)	(900.0)

FINANCING ACTIVITIES

Net (decrease) increase in short-term commercial paper	(65.4)	350.8	(669.8)
Proceeds from medium-term notes and other commercial paper	1,306.2	1,100.0	1,700.0
Payments of medium-term notes and other commercial paper	(1,057.0)	(800.0)	(550.0)
Payments on loans from PACCAR		(218.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	183.8	432.8	480.2

NET (DECREASE) INCREASE IN CASH	(7.6)	9.4	6.9
CASH AT BEGINNING OF YEAR	42.9	33.5	26.6

CASH AT END OF YEAR	$35.3	$42.9	$33.5

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

	Year ended December 31
(Millions of Dollars)	2015	2014	2013
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0

Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5

Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	112.3	107.6	104.7
Investments from PACCAR	4.5	4.7	2.9

Balance at end of year	116.8	112.3	107.6

RETAINED EARNINGS

Balance at beginning of year	903.2	794.6	695.4
Net income	112.8	108.6	99.2

Balance at end of year	1,016.0	903.2	794.6

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated unrealized net loss on derivative contracts:
Balance at beginning of year	(1.2)	(2.7)	(7.7)
Net unrealized (loss) gain	(.2)	1.5	5.0

Balance at end of year	(1.4)	(1.2)	(2.7)

TOTAL STOCKHOLDER’S EQUITY	$1,176.9	$1,059.8	$945.0

See Notes to Financial Statements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation:

PACCAR Financial Corp. (the “Company”), is a wholly owned subsidiary of PACCAR Inc (“PACCAR”). The Company primarily provides financing of PACCAR manufactured trucks and related equipment sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR.

Due to the nature of the Company’s business, customers are concentrated in the transportation industry throughout the United States. Generally, all receivables are collateralized by the equipment being financed. The risk of credit losses related to this concentration has been considered in establishing the allowance for credit losses.

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

Operating lease receivables and other – Operating lease receivables and other include monthly rentals due on operating leases, unamortized loan and lease origination costs, interest on loans and other amounts due within one year in the normal course of business.

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

The Company modifies loans and finance leases in the normal course of its operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short-term financial stress but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

On average, modifications extended contractual terms by approximately five months and four months in 2015 and 2014, respectively, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2015 or 2014.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and, in many cases, obtains guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over 36 to 60 months, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

The Company evaluates finance receivables that are not individually impaired on a collective basis and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible, which generally occurs upon repossession of the collateral. Typically the timing between the repossession and charge-off is not significant. In cases where repossession is delayed (e.g., for legal proceedings), the Company records a partial charge-off. The charge-off is determined by comparing the fair value of the collateral, less cost to sell, to the recorded investment.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2015 or December 31, 2014. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

Derivative Financial Instruments:

As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rate risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment.

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio was $1.5 and $.9 at December 31, 2015 and 2014, respectively.

The Company uses regression analysis to assess effectiveness of interest-rate contracts on a quarterly basis. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Income Taxes:

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2015, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2010. PACCAR’s tax returns remain subject to examination in most jurisdictions for the years ranging from 2011 through 2015.

Preferred Stock:

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company’s Board of Directors.

New Accounting Pronouncements:

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment in this ASU addresses the recognition, measurement, presentation and disclosure of financial instruments. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Company is currently evaluating the impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this ASU by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but no sooner than the original effective date of annual and interim periods beginning after December 15, 2016. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the transition alternatives and impact to the Company’s financial statements.

The FASB also issued the following standards, none of which are expected to have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE*
2015-11	Inventory (Topic 330): Simplifying the Measurement of Inventory.	January 1, 2017

2015-03	Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.	January 1, 2016

2015-15	Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measure of Debt Issuance Costs Associated with Line-of Credit Arrangements.	January 1, 2016

*	The Company expects to adopt on the effective date.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables include the following:

	December 31	December 31
	2015	2014
Retail loans	$2,898.4	$2,687.7
Retail direct financing leases	1,717.3	1,699.8
Dealer wholesale financing	967.1	743.4
Dealer master notes	43.0	62.7
Operating lease receivables and other	62.1	31.4
Unearned interest on finance leases	(165.3)	(172.4)

	5,522.6	5,052.6
Less allowance for credit losses:
Loans and leases	(55.5)	(52.4)
Dealer wholesale financing	(2.7)	(2.8)
Operating lease receivables and other	(1.1)	(.8)

	$5,463.3	$4,996.6

Annual minimum payments due on loans and leases are as follows:

	Loans	Finance leases
2016	$825.8	$426.9
2017	748.3	391.1
2018	604.3	327.3
2019	435.3	258.7
2020	290.1	177.6
Thereafter	37.6	87.7

	$2,941.4	$1,669.3

Estimated residual values included with finance leases amounted to $48.0 in 2015 and $49.1 in 2014. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, collection experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2015
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.8	$10.4	$42.0	$.8	$56.0
(Benefit) provision for losses	(.1)	(1.2)	8.0	.7	7.4
Charge-offs			(5.5)	(.5)	(6.0)
Recoveries			1.8	.1	1.9

Balance at December 31	$2.7	$9.2	$46.3	$1.1	$59.3

	2014
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$3.0	$11.5	$40.0	$.8	$55.3
(Benefit) provision for losses	(.2)	(1.1)	6.4	.2	5.3
Charge-offs			(5.9)	(.2)	(6.1)
Recoveries			1.5		1.5

Balance at December 31	$2.8	$10.4	$42.0	$.8	$56.0

	2013
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$3.9	$10.7	$37.1	$1.1	$52.8
(Benefit) provision for losses	(.9)	.8	2.6	(.2)	2.3
Charge-offs			(6.4)	(.1)	(6.5)
Recoveries			6.7		6.7

Balance at December 31	$3.0	$11.5	$40.0	$.8	$55.3

*	Operating lease and other trade receivables

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer Retail	Total
At December 31, 2015	Wholesale	Retail
Recorded investment for impaired finance receivables evaluated individually			$23.6	$23.6

Allowance for impaired finance receivables determined individually			$3.3	$3.3

Recorded investment for finance receivables evaluated collectively	$967.1	$1,398.6	$3,071.2	$5,436.9

Allowance for finance receivables determined collectively	$2.7	$9.2	$43.0	$54.9

	Dealer		Customer Retail	Total
At December 31, 2014	Wholesale	Retail
Recorded investment for impaired finance receivables evaluated individually			$24.7	$24.7

Allowance for impaired finance receivables determined individually			$1.7	$1.7

Recorded investment for finance receivables evaluated collectively	$743.4	$1,404.7	$2,848.4	$4,996.5

Allowance for finance receivables determined collectively	$2.8	$10.4	$40.3	$53.5

The recorded investment for finance receivables that are on non-accrual status is as follows:

	December 31 2015	December 31 2014
Fleet	$21.7	$23.0
Owner/Operator	1.9	1.7

	$23.6	$24.7

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2015 and 2014 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve			$13.1	$1.6	$14.7
Associated allowance			(2.8)	(.3)	(3.1)

Net carrying amount of impaired loans with a specific reserve			10.3	1.3	11.6
Impaired loans with no specific reserve			6.4	.2	6.6

Net carrying amount of impaired loans			$16.7	$1.5	$18.2

Average recorded investment for impaired loans			$18.7	$1.6	$20.3

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve			$8.3	$1.6	$9.9
Associated allowance			(.9)	(.4)	(1.3)

Net carrying amount of impaired loans with a specific reserve			7.4	1.2	8.6
Impaired loans with no specific reserve			12.2		12.2

Net carrying amount of impaired loans			$19.6	$1.2	$20.8

Average recorded investment for impaired loans			$16.5	$1.6	$18.1

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	2015	2014	2013
Fleet	$1.0	$.9	$1.4
Owner/Operator	.3	.4	.5

	$1.3	$1.3	$1.9

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of December 31, 2015 and 2014. The Company has contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 13.8%, 14.4% and 11.4% of total Interest and other revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The Company retains as collateral a security interest in the related equipment.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$949.1	$1,398.6	$2,638.8	$423.8	$5,410.3
Watch	18.0		8.2	.4	26.6
At-risk			21.7	1.9	23.6

	$967.1	$1,398.6	$2,668.7	$426.1	$5,460.5

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$734.3	$1,404.7	$2,376.6	$471.3	$4,986.9
Watch	9.1		.1	.4	9.6
At-risk			23.0	1.7	24.7

	$743.4	$1,404.7	$2,399.7	$473.4	$5,021.2

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At December 31, 2015	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$967.1	$1,398.6	$2,656.0	$424.9	$5,446.6
31 – 60 days past-due			4.0	.5	4.5
Greater than 60 days past-due			8.7	.7	9.4

	$967.1	$1,398.6	$2,668.7	$426.1	$5,460.5

	Dealer		Customer Retail
				Owner/
At December 31, 2014	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$743.4	$1,404.7	$2,398.1	$472.5	$5,018.7
31 – 60 days past-due			1.0		1.0
Greater than 60 days past-due			.6	.9	1.5

	$743.4	$1,404.7	$2,399.7	$473.4	$5,021.2

Troubled Debt Restructurings

The balance of TDRs was $15.9 and $20.6 at December 31, 2015 and 2014, respectively. At modification date, the pre- and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	2015		2014
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$9.9	$9.9	$22.0	$22.0
Owner/Operator	.5	.5	.3	.3

	$10.4	$10.4	$22.3	$22.3

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2015 and 2014.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past due) during the periods by portfolio class are as follows:

	Year ended December 31
	2015	2014
Fleet	$5.0
Owner/Operator	.1	$.1

	$5.1	$.1

The TDRs that subsequently defaulted during 2015 included one fleet customer and resulted in a specific reserve of $1.4 as of December 31, 2015. The TDRs that subsequently defaulted during 2014 did not significantly impact the Company’s allowance for credit losses at December 31, 2014.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at December 31, 2015 and 2014 was $7.2 and $6.6, respectively. Proceeds from the sales of repossessed assets were $11.6, $18.6 and $19.5 for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Income.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2016 of $684.8 are due as follows: $269.3 in 2016, $216.2 in 2017, $130.0 in 2018, $52.7 in 2019, and $16.6 in 2020 and thereafter. Depreciation expense related to equipment on operating leases was $245.2, $231.0 and $208.8 in 2015, 2014 and 2013, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2015, 2014 and 2013 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia. Loans to these foreign affiliates during 2015 and 2014 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth, and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Loans due to PACCAR of $218.0 were repaid upon maturity in February 2014. The Company recognized interest expense of $1.8 and $15.0 in 2014 and 2013, respectively, on the borrowings from PACCAR. Cash paid for interest on these borrowings was $7.5 and $15.0 in 2014 and 2013, respectively.

Amounts outstanding at December 31, 2015 and 2014, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	December 31 2015	December 31 2014
Due from PACCAR and affiliates
Loans due from PACCAR	$723.5	$830.5
Loans due from foreign finance affiliates	223.0	361.0
Direct financing leases due from affiliate	.5	15.1
Tax-related receivable due from PACCAR	1.5
Receivables	84.7	82.3

	$1,033.2	$1,288.9

Due to PACCAR and affiliates
Tax-related payable due to PACCAR		$11.8
Payables	$14.9	45.4

	$14.9	$57.2

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR and the tax-related payable due to PACCAR represent the related tax benefit or provision to be settled with PACCAR.

The Company provides direct financing leases to dealer locations operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of December 31, 2015 in the amount of $2.0 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. Fees for the services were $4.5, $4.7 and $2.9 in 2015, 2014 and 2013, respectively, and are included in Additional paid-in capital.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from another facility owned by PACCAR and four facilities leased by PACCAR. Lease payments for the use of these facilities are included in the above-mentioned administrative services charged by PACCAR.

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $3.5, $2.4 and $2.9 for the years 2015, 2014 and 2013, respectively, and are included in Selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for the defined contribution plan were $1.2, $1.1 and $1.1 for the years 2015, 2014 and 2013, respectively, and are included in Selling, general and administrative expenses.

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive loss (AOCL) of $1.4 and $1.2 at December 31, 2015 and 2014, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance at beginning of year	$(1.2)	$(2.7)	$(7.7)
Amounts recorded in AOCL
Unrealized loss on derivative contracts	(7.5)	(7.4)
Income tax effect	2.9	2.7
Amounts reclassified out of AOCL
Interest and other borrowing costs	7.2	9.9	8.0
Income taxes	(2.8)	(3.7)	(3.0)

Net other comprehensive (loss) income	(.2)	1.5	5.0

Balance at end of year	$(1.4)	$(1.2)	$(2.7)

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS

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

At December 31, 2015, the notional amount of these contracts totaled $1,115.0 with amounts expiring over the next five years. Notional maturities for all interest-rate contracts are $392.0 for 2016, $150.0 for 2017, $490.0 for 2018, $43.0 for 2019 and $40.0 for 2020. The majority of these contracts are floating to fixed rate swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	2015		2014
	Assets	Liabilities	Assets	Liabilities
Interest-rate contracts:
Other assets	$1.5		$.9
Accounts payable, accrued expenses and other		$3.3		$3.6

Gross amounts recognized in Balance Sheets	1.5	3.3	.9	3.6

Less amounts not offset in financial instruments:	(.8)	(.8)	(.4)	(.4)

Pro-forma net amount	$.7	$2.5	$.5	$3.2

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCL to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the years ended December 31, 2015, 2014 and 2013. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is five years.

Amounts in AOCL are reclassified into net income in the same period in which the hedged transaction affects earnings. The amount of loss recorded in AOCL at December 31, 2015 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $1.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing costs in the Statements of Income as follows:

	Year ended December 31
	2015	2014	2013
Interest-rate swaps	$(.9)
Term notes	$.6

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE G – BORROWINGS

The carrying amounts of borrowings are summarized as follows:

	2015		2014
	Effective Rate	Borrowings	Effective Rate	Borrowings
Commercial paper	.4%	$1,434.4	.4%	$1,500.6
Medium-term notes	1.4%	4,399.7	1.2%	4,149.5

	1.1%	$5,834.1	1.0%	$5,650.1

The commercial paper and medium-term notes of $5,834.1 and $5,650.1 at December 31, 2015 and 2014 include a net effect of fair value hedges and unamortized discounts of $(.6) and $(.5), respectively. The effective rate is the weighted average rate as of December 31, 2015 and includes the effects of interest-rate swap agreements.

The annual principal maturities of the borrowings are as follows:

	Commercial Paper	Term Notes	Total
2016	$1,434.7	$1,250.0	$2,684.7
2017		1,300.0	1,300.0
2018		1,300.0	1,300.0
2019		550.0	550.0

	$1,434.7	$4,400.0	$5,834.7

Interest expense on borrowings amounted to $60.3, $51.8, and $44.2 for 2015, 2014 and 2013, respectively. Interest paid on borrowings was $56.1, $50.7, and $40.8 in 2015, 2014 and 2013, respectively.

In November 2015, the Company filed a shelf registration statement under the Securities Act of 1933. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during the period.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2015. Of this amount, $1,000.0 expires in June 2016, $1,000.0 expires in June 2019 and $1,000.0 expires in June 2020. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,904.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,096.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2015.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE I – INCOME TAXES

The Company’s effective income tax rate was 38.1% for 2015 compared to 37.9% for 2014.

The provision for income taxes consisted of the following:

	Year ended December 31
	2015	2014	2013
Current provision (benefit)
Federal	$60.4	$102.8	$(9.7)
State	1.1	1.5	(1.9)

	61.5	104.3	(11.6)

Deferred provision (benefit)
Federal	.3	(44.3)	60.9
State	7.6	6.4	10.9

	7.9	(37.9)	71.8

Total provision for income taxes	$69.4	$66.4	$60.2

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State	3.1%	3.0%	3.5%
Other		(.1%)	(.7%)

	38.1%	37.9%	37.8%

Cash paid for income taxes was $3.6, $3.7, and $4.1 in 2015, 2014 and 2013, respectively.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	December 31	December 31
	2015	2014
Deferred tax assets:
Allowance for losses on receivables	$22.6	$21.3
Derivative liability	1.2	1.0
Other	8.0	8.1
Deferred tax liabilities:
Asset capitalization and depreciation	(805.5)	(796.3)

Net deferred tax liability	$(773.7)	$(765.9)

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

Level 2	December 31 2015	December 31 2014
Assets:
Impaired loans, net of specific reserves (2015 - $2.3 and 2014 - nil)	$9.0	$11.3
Used trucks held for sale	16.9	3.0
Derivative contracts	1.5	.9
Liabilities:
Derivative contracts	$3.3	$3.6

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at December 31, 2015 and 2014 were $3.7 and $1.0 during 2015 and 2014, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	December 31		December 31
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR	$608.5	$611.4	$725.5	$730.3
Due from foreign finance affiliates	96.0	96.8	171.0	172.0
Fixed rate loans	2,790.3	2,842.9	2,619.6	2,655.7
Liabilities:
Fixed rate debt	$3,699.7	$3,716.1	$3,249.5	$3,265.7

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE K – QUARTERLY RESULTS (UNAUDITED)

		QUARTER
	First	Second	Third	Fourth
2015
Interest and other revenues	$142.5	$151.3	$160.0	$150.3
Income before income taxes	46.0	44.9	46.9	44.4
Net income	29.2	27.6	28.3	27.7

2014
Interest and other revenues	$134.8	$139.7	$143.4	$145.6
Income before income taxes	39.9	42.0	45.9	47.2
Net income	24.7	26.0	26.1	31.8

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company believes that any reasonably possible range of losses with respect to these matters in addition to amounts accrued is not material to the Company’s financial statements.

At December 31, 2015, the Company has loan and lease commitments of $282.6 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Management assessed the Company’s internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $1.0 and $.9 in 2015 and 2014, respectively.

Other Fees

The Company was charged $.1 and $.1 in 2015 and 2014, respectively, by the principal accountant for tax consulting services.

As a wholly owned subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2015 proxy statement. During the year ended December 31, 2015, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income

– Years Ended December 31, 2015, 2014, and 2013

Statements of Comprehensive Income

– Years Ended December 31, 2015, 2014, and 2013

Balance Sheets

– December 31, 2015 and 2014

Statements of Cash Flows

– Years Ended December 31, 2015, 2014, and 2013

Statements of Stockholder’s Equity

– Years Ended December 31, 2015, 2014, and 2013

Notes to Financial Statements

– December 31, 2015, 2014, and 2013

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

PACCAR Financial Corp.

Date February 19, 2016		/s/ T. R. Hubbard T. R. Hubbard President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

	/s/ R. E. Armstrong R. E. Armstrong	Chief Executive Officer

(2)	Principal Financial Officer

	/s/ R. A. Bengston R. A. Bengston	Principal Financial Officer

(3)	Principal Accounting Officer

	/s/ J. J. Axtell J. J. Axtell	Controller

(4)	A Majority of the Board of Directors

	/s/ R. E. Armstrong R. E. Armstrong	Director

	/s/ R. A. Bengston R. A. Bengston	Director

	/s/ T. R. Hubbard T. R. Hubbard	Director

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended*	10-K	February 26, 2015	3.1	001-11677

	(ii)	Restated By-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(e)	Form of InterNotes, Series C	S-3	November 5, 2015	4.4	333-207838

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the each of the five years ended December 31, 2011 – 2015.*

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the each of the five years ended December 31, 2011 – 2015.*

(23)		Consent of Independent Registered Public Accounting Firm*

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith