Form 10-Q
period 2016-03-31
PACCAR FINANCIAL CORP
filed 2016-05-04
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Common Stock, $100 par value – 145,000 shares as of April 29, 2016

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. – FORM 10-Q

PACCAR FINANCIAL CORP. – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended March 31
	2016	2015
Interest and fee income	$59.2	$56.5
Operating lease and rental revenues	84.8	81.5
Used truck sales and other revenues	6.7	4.5

TOTAL INTEREST AND OTHER REVENUES	150.7	142.5

Interest and other borrowing costs	19.3	15.6
Depreciation and other rental expenses	72.3	65.5
Cost of used truck sales and other expenses	6.5	3.0
Selling, general and administrative expenses	12.4	11.9
Provision for losses on receivables	1.9	.5

TOTAL EXPENSES	112.4	96.5

INCOME BEFORE INCOME TAXES	38.3	46.0

Income taxes	14.0	16.8

NET INCOME	$24.3	$29.2

COMPREHENSIVE INCOME	$21.6	$27.3

RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,016.0	$903.2

RETAINED EARNINGS AT END OF PERIOD	$1,040.3	$932.4

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	March 31 2016	December 31 2015*
	(Unaudited)
ASSETS
Cash	$26.5	$35.3
Finance and other receivables, net of allowance for credit losses (2016 - $57.4 and 2015 - $59.3)	5,333.9	5,463.3
Due from PACCAR and affiliates	1,003.8	1,033.2
Equipment on operating leases, net of accumulated depreciation (2016 - $512.9 and 2015 - $498.8)	1,370.7	1,355.5
Other assets	195.3	163.1

TOTAL ASSETS	$7,930.2	$8,050.4

LIABILITIES
Accounts payable, accrued expenses and other	$209.7	$238.6
Due to PACCAR and affiliates	33.3	14.9
Commercial paper	1,319.1	1,434.4
Medium-term notes	4,391.8	4,399.7
Deferred taxes and other liabilities	774.8	785.9

TOTAL LIABILITIES	6,728.7	6,873.5

STOCKHOLDER’S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	119.8	116.8
Retained earnings	1,040.3	1,016.0
Accumulated other comprehensive loss	(4.1)	(1.4)

TOTAL STOCKHOLDER’S EQUITY	1,201.5	1,176.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$7,930.2	$8,050.4

*	The December 31, 2015 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Three Months Ended March 31
	2016	2015
OPERATING ACTIVITIES
Net income	$24.3	$29.2
Items included in net income not affecting cash:
Depreciation and amortization	68.8	62.0
Provision for losses on receivables	1.9	.5
Deferred taxes	(8.8)	(17.5)
Administrative fees for services from PACCAR	3.0	1.5
Change in tax-related balances with PACCAR	22.8	16.6
(Decrease) increase in payables and other	(46.9)	4.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	65.1	97.1

INVESTING ACTIVITIES
Finance and other receivables originated	(337.9)	(362.1)
Collections on finance and other receivables	379.2	383.9
Net decrease (increase) in wholesale receivables	71.8	(146.6)
Loans to PACCAR and affiliates	(122.0)	(50.0)
Collections on loans from PACCAR and affiliates	120.0
Net decrease in other receivables and leases to PACCAR and affiliates	30.3	62.2
Acquisition of equipment for operating leases, primarily from PACCAR	(120.8)	(141.7)
Proceeds from disposal of equipment	25.9	56.5
Other	(3.1)	(28.4)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	43.4	(226.2)

FINANCING ACTIVITIES
Net decrease in short-term commercial paper	(115.3)	(385.8)
Proceeds from medium-term notes and other commercial paper	498.0	500.0
Payments of medium-term notes and other commercial paper	(500.0)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(117.3)	114.2

NET DECREASE IN CASH	(8.8)	(14.9)

CASH AT BEGINNING OF PERIOD	35.3	42.9

CASH AT END OF PERIOD	$26.5	$28.0

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE A - Basis of Presentation

PACCAR Financial Corp. (the “Company”) is a wholly owned subsidiary of PACCAR Inc (“PACCAR”). The Company primarily provides financing of PACCAR manufactured trucks and related equipment sold by authorized dealers. The Company also finances dealer inventories of transportation equipment and franchises Kenworth and Peterbilt dealerships to engage in full-service and finance leasing. The operations of the Company are fundamentally affected by its relationship with PACCAR.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) which amends the existing accounting standards for leases. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment in this ASU addresses the recognition, measurement, presentation and disclosure of financial instruments. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Company is currently evaluating the impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but no sooner than annual and interim periods beginning after December 15, 2016. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the transition alternatives and impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU will not have a material impact on the Company’s financial statements. The Company expects to adopt it on the effective date of January 1, 2017.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company adopted the following standards effective January 1, 2016, none of which had a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2015-03	Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

2015-15	Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measure of Debt Issuance Costs Associated with Line-of-Credit Arrangements.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B - Finance and Other Receivables

The Company’s finance and other receivables include the following:

	March 31 2016	December 31 2015
Retail loans	$2,887.1	$2,898.4
Retail direct financing leases	1,671.3	1,717.3
Dealer wholesale financing	895.3	967.1
Dealer master notes	31.7	43.0
Operating lease receivables and other	63.4	62.1
Unearned interest on finance leases	(157.5)	(165.3)

	5,391.3	5,522.6
Less allowance for credit losses:
Loans and leases	(53.4)	(55.5)
Dealer wholesale financing	(2.6)	(2.7)
Operating lease receivables and other	(1.4)	(1.1)

	$5,333.9	$5,463.3

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2016 or December 31, 2015. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately three months in 2016 and four months in 2015, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2016 or December 31, 2015.

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

The allowance for credit losses is summarized as follows:

	2016
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.7	$9.2	$46.3	$1.1	$59.3
(Benefit) provision for losses	(.1)	(.4)	1.8	.6	1.9
Charge-offs			(4.0)	(.3)	(4.3)
Recoveries			.5		.5

Balance at March 31	$2.6	$8.8	$44.6	$1.4	$57.4

	2015
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.8	$10.4	$42.0	$.8	$56.0
Provision (benefit) for losses	.2	(.1)	.1	.3	.5
Charge-offs			(.5)	(.1)	(.6)
Recoveries			.3		.3

Balance at March 31	$3.0	$10.3	$41.9	$1.0	$56.2

*	Operating lease and other trade receivables

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At March 31, 2016	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$20.3	$20.3
Allowance for impaired finance receivables determined individually			$1.2	$1.2
Recorded investment for finance receivables evaluated collectively	$895.3	$1,331.0	$3,081.3	$5,307.6
Allowance for finance receivables determined collectively	$2.6	$8.8	$43.4	$54.8

	Dealer		Customer
At December 31, 2015	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$23.6	$23.6
Allowance for impaired finance receivables determined individually			$3.3	$3.3
Recorded investment for finance receivables evaluated collectively	$967.1	$1,398.6	$3,071.2	$5,436.9
Allowance for finance receivables determined collectively	$2.7	$9.2	$43.0	$54.9

The recorded investment for finance receivables that are on non-accrual status is as follows:

	March 31 2016	December 31 2015
Fleet	$18.4	$21.7
Owner/operator	1.9	1.9

	$20.3	$23.6

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of March 31, 2016 and December 31, 2015 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At March 31, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve			$8.7	$1.6	$10.3
Associated allowance			(.7)	(.3)	(1.0)

Net carrying amount of impaired loans with a specific reserve			8.0	1.3	9.3
Impaired loans with no specific reserve			4.8	.3	5.1

Net carrying amount of impaired loans			$12.8	$1.6	$14.4

Average recorded investment for impaired loans*			$17.3	$1.7	$19.0

*	Represents the average during the 12 months ended March 31, 2016

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve			$13.1	$1.6	$14.7
Associated allowance			(2.8)	(.3)	(3.1)

Net carrying amount of impaired loans with a specific reserve			10.3	1.3	11.6
Impaired loans with no specific reserve			6.4	.2	6.6

Net carrying amount of impaired loans			$16.7	$1.5	$18.2

Average recorded investment for impaired loans*			$17.5	$1.6	$19.1

*	Represents the average during the 12 months ended March 31, 2015

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended
	March 31
	2016	2015
Fleet	$.2	$.2
Owner/operator	.1	.1

	$.3	$.3

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of March 31, 2016 or December 31, 2015. The Company retains as collateral a security interest in the related equipment.

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
At March 31, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$888.9	$1,331.0	$2,651.4	$417.7	$5,289.0
Watch	6.4		11.3	.9	18.6
At-risk			18.4	1.9	20.3

	$895.3	$1,331.0	$2,681.1	$420.5	$5,327.9

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$949.1	$1,398.6	$2,638.8	$423.8	$5,410.3
Watch	18.0		8.2	.4	26.6
At-risk			21.7	1.9	23.6

	$967.1	$1,398.6	$2,668.7	$426.1	$5,460.5

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At March 31, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$895.3	$1,331.0	$2,675.3	$419.2	$5,320.8
31 – 60 days past due			3.7	.4	4.1
Greater than 60 days past due			2.1	.9	3.0

	$895.3	$1,331.0	$2,681.1	$420.5	$5,327.9

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$967.1	$1,398.6	$2,656.0	$424.9	$5,446.6
31 – 60 days past due			4.0	.5	4.5
Greater than 60 days past due			8.7	.7	9.4

	$967.1	$1,398.6	$2,668.7	$426.1	$5,460.5

Troubled Debt Restructurings

The balance of TDRs was $14.1 at March 31, 2016 and $15.9 at December 31, 2015. There were no new TDRs in the three months ended March 31, 2015. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended
	March 31
	2016		2015
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$6.7	$6.7
Owner/operator

	$6.7	$6.7

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2016 and 2015.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past due) during the periods by portfolio class are as follows:

	Three Months Ended
	March 31
	2016	2015
Fleet
Owner/operator	$.1

	$.1

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at March 31, 2016 and 2015.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at March 31, 2016 and December 31, 2015 was $16.1 and $7.2, respectively.

Proceeds from sales of repossessed assets were $4.1 and $4.4 for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2016 and full year 2015 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia. Loans to these foreign affiliates during 2016 and 2015 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make aggregate loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at March 31, 2016 and December 31, 2015, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia are summarized below:

	March 31 2016	December 31 2015
Due from PACCAR and affiliates
Loans due from PACCAR	$615.5	$723.5
Loans due from foreign finance affiliates	292.0	223.0
Direct financing leases due from affiliate	.5	.5
Tax-related receivable due from PACCAR		1.5
Receivables	95.8	84.7

	$1,003.8	$1,033.2

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$21.3
Payables	12.0	$14.9

	$33.3	$14.9

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR and the tax-related payable due to PACCAR represents the related tax benefit or provision to be settled with PACCAR.

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31
	2016	2015
Net income	$24.3	$29.2
Other comprehensive loss
Derivative contracts decrease	(2.7)	(1.9)

Total comprehensive income	$21.6	$27.3

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL) of $4.1 and $1.4 at March 31, 2016 and December 31, 2015, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during the periods are as follows:

	Three Months Ended
	March 31
	2016	2015
Balance at beginning of period	$(1.4)	$(1.2)
Amounts recorded in AOCL
Unrealized loss on derivative contracts	(5.5)	(5.3)
Income tax effect	2.1	2.1
Amounts reclassified out of AOCL
Interest and other borrowing costs	1.1	2.1
Income tax effect	(.4)	(.8)

Net other comprehensive loss	(2.7)	(1.9)

Balance at end of period	$(4.1)	$(3.1)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

Level 2	March 31 2016	December 31 2015
Assets:
Impaired loans, net of specific reserves (2016 - $.4 and 2015 - $2.3)	$2.6	$9.0
Used trucks held for sale	30.0	16.9
Derivative contracts	2.5	1.5

Liabilities:
Derivative contracts	$7.0	$3.3

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at March 31, 2016 and 2015 were $2.0 and $.4 during the first three months of 2016 and 2015, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31 2016		December 31 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR	$510.5	$516.0	$608.5	$611.4
Due from foreign finance affiliates	196.0	200.6	96.0	96.8
Fixed rate loans	2,770.3	2,845.0	2,790.3	2,842.9

Liabilities:
Fixed rate debt	$3,950.9	$3,994.9	$3,699.7	$3,716.1

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

At March 31, 2016, the notional amount of these contracts totaled $1,158.0 with amounts expiring over the next five years. Notional maturities for all interest-rate contracts are $142.0 for the remainder of 2016, $150.0 for 2017, $490.0 for 2018, $276.0 for 2019, $40.0 for 2020 and $60.0 for 2021. The majority of these contracts are floating to fixed rate swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following tables present the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	2016		2015
At March 31:	Assets	Liabilities	Assets	Liabilities
Other assets	$2.5		$1.5
Accounts payable, accrued expenses and other		$7.0		$3.3

Gross amounts recognized in Balance Sheets	2.5	7.0	1.5	3.3

Less amounts not offset in financial instruments:	(.9)	(.9)	(.8)	(.8)

Pro-forma net amount	$1.6	$6.1	$.7	$2.5

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio was $2.5 and $1.5 at March 31, 2016 and December 31, 2015, respectively.

The Company uses regression analysis to assess effectiveness of interest-rate contracts on a quarterly basis. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the three months ended March 31, 2016 and 2015. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCL to the extent such hedges are considered effective. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is five years.

Amounts in AOCL are reclassified into net income in the same period in which the hedged transaction affects earnings. The amount of loss recorded in AOCL at March 31, 2016 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $2.0, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing costs as follows:

	Three Months Ended
	March 31
	2016	2015
Interest-rate swaps	$(2.0)	$(1.4)
Term notes	$1.6	$1.4

NOTE G – Income Taxes

The effective income tax rate for the first quarter of 2016 was 36.6% compared to 36.5% for the first quarter of 2015.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. – FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended
	March 31
	2016	2015	% Change
New business volume by product:
Retail loans and direct financing leases	$302.4	$314.4	(4)
Equipment on operating leases	122.2	146.4	(17)
Dealer master notes	27.3	45.1	(39)

	$451.9	$505.9	(11)

Average earning assets by product:
Retail loans and direct financing leases	$4,429.8	$4,216.0	5
Equipment on operating leases	1,349.7	1,285.3	5
Dealer wholesale financing	949.0	805.6	18
Dealer master notes	37.0	64.5	(43)

	$6,765.5	$6,371.4	6

Revenue by product:
Retail loans and direct financing leases	$52.0	$49.3	5
Equipment on operating leases	84.8	81.5	4
Dealer wholesale financing	6.7	5.1	31
Dealer master notes	.3	.5	(40)
Used truck sales, other revenues and fees	6.9	6.1	13

	$150.7	$142.5	6

Income before income taxes	$38.3	$46.0	(17)

New Business Volume

New business volume from retail loans and direct financing leases in the first quarter of 2016 decreased 4% from the first quarter of 2015 due to lower sales of PACCAR trucks in 2016 and a lower share of retail sales financed due to increased competition. Market share on new PACCAR trucks was 19.4% and 19.7% in the first quarter of 2016 and 2015, respectively. Equipment on operating leases new business volume decreased to $122.2 in the first quarter of 2016 from $146.4 in the first quarter of 2015, due to lower fleet business in 2016. Dealer master notes new business volume decreased to $27.3 in the first quarter of 2016 from $45.1 in the first quarter of 2015, due to lower new truck sales resulting in decreased finance volume from dealers.

PACCAR FINANCIAL CORP. – FORM 10-Q

Income Before Income Taxes

The Company’s income before income taxes was $38.3 for the first quarter of 2016 compared to $46.0 for the first quarter of 2015. The decrease in income before income taxes in 2016 was primarily the result of lower operating lease margin of $3.5, higher provision for losses of $1.4, lower results from used trucks and other of $1.3 and lower finance margin of $1.0.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended March 31, 2016 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended March 31, 2015	$56.5	$15.6	$40.9
Increase (decrease)
Average finance receivables	3.4		3.4
Average receivables from PACCAR and affiliates	(.8)		(.8)
Average debt balances		.4	(.4)
Yields	.1		.1
Borrowing rates		3.3	(3.3)

Total increase (decrease)	2.7	3.7	(1.0)

Three Months Ended March 31, 2016	$59.2	$19.3	$39.9

•	Average finance receivables increased $329.7 in the first quarter of 2016 as a result of higher retail portfolio and dealer wholesale financing.

•	Average receivables from PACCAR and affiliates decreased $265.2 in the first quarter of 2016 as a result of collections exceeding new loans to affiliated companies.

•	Average debt balances increased $104.8 in the first quarter of 2016. The higher average debt balances reflect funding for the higher average earning asset portfolio, including retail loans and finance leases, dealer wholesale financing, and equipment on operating leases.

•	Average yields were 4.2% in the first quarter of both 2016 and 2015. Average borrowing rates in the first quarter of 2016 were 1.4% compared to 1.1% in the first quarter of 2015 due to higher debt market interest rates.

PACCAR FINANCIAL CORP. – FORM 10-Q

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended March 31, 2016 are outlined in the table below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended March 31, 2015	$81.5	$65.5	$16.0
Increase (decrease)
Results on returned lease assets		4.2	(4.2)
Average operating lease assets	4.5	3.9	.6
Revenue and cost per asset	(1.2)	(1.3)	.1

Total increase (decrease)	3.3	6.8	(3.5)

Three Months Ended March 31, 2016	$84.8	$72.3	$12.5

•	Results on returned lease assets were lower in 2016 compared to 2015 due to lower margin per unit sold and impairments of used trucks reflecting lower used truck market prices.

•	Average operating lease assets increased as a result of a higher volume of equipment placed in service throughout 2015 from higher demand for leased vehicles.

•	Revenue per asset decreased due to lower rental utilization. Cost per asset decreased driven by vehicle related expenses, including lower fuel expense.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the first quarter of 2016 compared to the first quarter of 2015:

	Three Months Ended
	March 31
	2016	2015
Used truck sales and other revenues	$6.7	$4.5
Cost of used truck sales and other expenses	6.5	3.0

Results from used trucks and other	$.2	$1.5

Results from used trucks and other in the first quarter of 2016 decreased by $1.3, reflecting lower margin per truck sold and impairments of used trucks reflecting lower used truck market prices.

PACCAR FINANCIAL CORP. – FORM 10-Q

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Three Months Ended	Year Ended	Three Months Ended
	March 31 2016	December 31 2015	March 31 2015
Balance at beginning of period	$59.3	$56.0	$56.0
Provision for losses	1.9	7.4	.5
Charge-offs	(4.3)	(6.0)	(.6)
Recoveries	.5	1.9	.3

Balance at end of period	$57.4	$59.3	$56.2

Ratios:
Charge-offs, net of recoveries ($3.8 in 2016) to average total portfolio ($5,415.8 in 2016) annualized at March 31, 2016	.28%	.08%	.02%
Allowance for credit losses ($57.4 in 2016) to period-end total portfolio ($5,391.3 in 2016)	1.06%	1.07%	1.08%
Period-end retail loan and lease receivables past due over 30 days ($7.0 in 2016) to period-end retail loan and lease receivables ($4,400.9 in 2016)	.16%	.31%	.11%

The provision for losses on receivables in the first quarter of 2016 increased to $1.9 from $.5 in the first quarter of 2015, primarily due to customers associated with the oil and gas exploration business.

Retail loan and lease receivables past due over 30 days at March 31, 2016 was .16% compared to .31% at December 31, 2015 and .11% at March 31, 2015 reflecting three fleet customers charged off in the first quarter of 2016. The Company continues to focus on maintaining low past due balances.

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

The post-modification balance of accounts modified during the three months ended March 31, 2016 and 2015 are summarized below:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$44.5	3.3%	$23.0	1.8%
Insignificant Delay	20.2	1.5%	7.8	.6%
Credit - No Concession	.4		.3
Credit - TDR	6.7	.5%

	$71.8	5.3%	$31.1	2.4%

*	Recorded investment immediately after modification as a percentage of period-end portfolio, on an annualized basis

Modification activity increased in the first quarter of 2016 compared to the first quarter of 2015. The increase in modifications for commercial reasons primarily reflects higher volumes of refinancing. The increase in modifications for insignificant delay reflects more fleet customers requesting contract modification. The increase in modification for credit reasons primarily reflects the contract modification of one large fleet customer.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.1 of accounts during the first quarter of 2016, $.1 of accounts during the 4th quarter of 2015, and $.2 of accounts during the first quarter of 2015 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2016	December 31 2015	March 31 2015
Pro forma percentage of retail loan and lease accounts 30+ days past due	.17%	.31%	.12%

PACCAR FINANCIAL CORP. – FORM 10-Q

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31 2016		December 31 2015		March 31 2015
Retail loans	$2,887.1	53%	$2,898.4	52%	$2,706.5	52%
Retail leases	1,513.8	28%	1,552.0	28%	1,487.1	29%
Dealer wholesale financing	895.3	17%	967.1	18%	890.0	17%
Dealer master notes	31.7	1%	43.0	1%	65.6	1%
Operating lease receivables and other	63.4	1%	62.1	1%	47.9	1%

Total portfolio	$5,391.3	100%	$5,522.6	100%	$5,197.1	100%

Retail loans and retail leases decreased to $2,887.1 and $1,513.8 at March 31, 2016 from $2,898.4 and $1,552.0 at December 31, 2015 reflecting collections exceeding new business volume.

Dealer wholesale financing balances decreased to $895.3 at March 31, 2016 from $967.1 at December 31, 2015 due to lower dealer new truck inventory.

Dealer master notes were $31.7 at March 31, 2016 compared to $43.0 at December 31, 2015. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of March 31, 2016, the underlying pledged contracts were $117.8 upon which the dealers have available $45.8 as potential additional borrowing capacity.

Income Taxes

The effective income tax rate for first quarter of 2016 was 36.6% compared to 36.5% for the first quarter of 2015.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first quarter of 2016 was $8.8 compared to $17.5 for the first quarter of 2015. The Company’s net deferred tax liability decreased to $763.2 at March 31, 2016 from $773.7 at December 31, 2015 due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2016.

Company Outlook

Truck industry Class 8 retail sales in the U.S. in 2016 are expected to be 200,000 – 225,000 units compared to 248,800 units in 2015. Average earning assets this year may grow up to 3% as increased new business financing from truck sales is projected to exceed customer collections. Current strong levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR FINANCIAL CORP. – FORM 10-Q

Funding and Liquidity

The Company’s debt ratings at March 31, 2016 are as follows:

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

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at March 31, 2016. Of this amount, $1,000.0 expires in June 2016, $1,000.0 expires in 2019 and $1,000.0 expires in 2020. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,904.00 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,096.00 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2016.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. Some of this commercial paper is converted to fixed interest rate debt through the use of interest-rate swaps, which are used to manage interest rate risk. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of March 31, 2016 were $1,319.4 and $4,400.0, respectively.

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

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) continues to be relevant.

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

PACCAR FINANCIAL CORP. – FORM 10-Q

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

In January 2011, the European Commission (EC) commenced an investigation of all major European commercial vehicle manufacturers, including subsidiaries of PACCAR Inc, the Company’s parent. In November 2014, the EC issued a Statement of Objections to the manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH and PACCAR Inc as their parent. The Statement of Objections is a procedural step in which the EC expressed its preliminary view that the manufacturers participated in anticompetitive practices in the European Union. The EC indicated it will seek to impose significant fines on the manufacturers. DAF is cooperating with the EC.

Based on recent developments, PACCAR Inc recorded a charge of €850 million ($942.6 million) in the first quarter of 2016. PACCAR Inc will continue to evaluate the amount of the charge pending final resolution of the proceeding. The charge is not tax deductible. PACCAR Inc’s subsidiary, DAF Trucks N.V., has sufficient liquidity to fund payment of the charge. The Company is not named in the EC’s Statement of Objections.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2015 Annual Report. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2016.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the three months ended March 31, 2016.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 4, 2016	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

/s/ Jamie J. Axtell
Jamie J. Axtell
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. – FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3.1	001-11677

	(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(e)	Form of InterNotes, Series C	S-3	November 5, 2015	4.4	333-207838

(10)	Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)	Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2016 and 2015*

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three month periods ended March 31, 2016 and 2015*

PACCAR FINANCIAL CORP. – FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith