Form 10-Q
period 2016-06-30
PACCAR FINANCIAL CORP
filed 2016-08-03
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Common Stock, $100 par value – 145,000 shares as of July 29, 2016

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. – FORM 10-Q

PACCAR FINANCIAL CORP. – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Interest and fee income	$59.6	$58.3	$118.8	$114.8
Operating lease and rental revenues	86.4	84.8	171.2	166.3
Used truck sales and other revenues	8.1	8.2	14.8	12.7

TOTAL INTEREST AND OTHER REVENUES	154.1	151.3	304.8	293.8

Interest and other borrowing costs	20.7	16.5	40.0	32.1
Depreciation and other rental expenses	75.3	67.5	147.6	133.0
Cost of used truck sales and other expenses	8.1	7.9	14.6	10.9
Selling, general and administrative expenses	12.4	11.8	24.8	23.7
Provision for losses on receivables	3.7	2.7	5.6	3.2

TOTAL EXPENSES	120.2	106.4	232.6	202.9

INCOME BEFORE INCOME TAXES	33.9	44.9	72.2	90.9

Income taxes	12.9	17.3	26.9	34.1

NET INCOME	$21.0	$27.6	$45.3	$56.8

COMPREHENSIVE INCOME	$20.6	$28.6	$42.2	$55.9

RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,040.3	$932.4	$1,016.0	$903.2

RETAINED EARNINGS AT END OF PERIOD	$1,061.3	$960.0	$1,061.3	$960.0

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	June 30 2016	December 31 2015*
	(Unaudited)
ASSETS
Cash	$35.9	$35.3
Finance and other receivables, net of allowance for credit losses (2016 - $58.6 and 2015 - $59.3)	5,365.1	5,463.3
Due from PACCAR and affiliates	1,018.4	1,033.2
Equipment on operating leases, net of accumulated depreciation (2016 - $504.2 and 2015 - $498.8)	1,413.1	1,355.5
Other assets	252.7	163.1

TOTAL ASSETS	$8,085.2	$8,050.4

LIABILITIES
Accounts payable, accrued expenses and other	$248.9	$238.6
Due to PACCAR and affiliates	22.4	14.9
Commercial paper	1,168.2	1,434.4
Medium-term notes	4,644.0	4,399.7
Deferred taxes and other liabilities	777.7	785.9

TOTAL LIABILITIES	6,861.2	6,873.5

STOCKHOLDER’S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	121.7	116.8
Retained earnings	1,061.3	1,016.0
Accumulated other comprehensive loss	(4.5)	(1.4)

TOTAL STOCKHOLDER’S EQUITY	1,224.0	1,176.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,085.2	$8,050.4

*	The December 31, 2015 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Six Months Ended June 30
	2016	2015
OPERATING ACTIVITIES
Net income	$45.3	$56.8
Items included in net income not affecting cash:
Depreciation and amortization	140.9	125.6
Provision for losses on receivables	5.6	3.2
Deferred taxes	(3.6)	(23.5)
Administrative fees for services from PACCAR	4.9	3.7
Change in tax-related balances with PACCAR	7.9	13.6
(Decrease) increase in payables and other	(23.6)	5.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	177.4	184.9

INVESTING ACTIVITIES
Finance and other receivables originated	(820.0)	(893.6)
Collections on finance and other receivables	790.0	857.5
Net decrease (increase) in wholesale receivables	100.4	(349.0)
Loans to PACCAR and affiliates	(207.0)	(85.0)
Collections on loans from PACCAR and affiliates	218.5	165.0
Net decrease in other receivables and leases to PACCAR and affiliates	6.6	148.7
Acquisition of equipment for operating leases, primarily from PACCAR	(293.6)	(315.4)
Proceeds from disposal of equipment	65.3	106.8
Other	(17.1)	(42.1)

NET CASH USED IN INVESTING ACTIVITIES	(156.9)	(407.1)

FINANCING ACTIVITIES
Net decrease in short-term commercial paper	(265.8)	(84.9)
Proceeds from medium-term notes and other commercial paper	998.8	803.3
Payments of medium-term notes and other commercial paper	(752.9)	(503.7)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19.9)	214.7

NET INCREASE (DECREASE) IN CASH	.6	(7.5)

CASH AT BEGINNING OF PERIOD	35.3	42.9

CASH AT END OF PERIOD	$35.9	$35.4

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment in this ASU requires entities having financial assets measured at amortized cost to estimate credit reserves under an expected credit loss model rather than the current incurred loss model. Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, but not earlier than annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which amends the existing accounting standards for leases. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The FASB has subsequently issued several related ASUs to clarify the implementation guidance in ASU 2014-09. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but no sooner than annual and interim periods beginning after December 15, 2016. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the transition alternatives and impact on the Company’s financial statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

In November 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU will not have a material impact on the Company’s financial statements. The Company expects to adopt it on the effective date of January 1, 2017.

The Company adopted the following standards effective January 1, 2016, none of which had a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2015-03	Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

2015-15	Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measure of Debt Issuance Costs Associated with Line-of-Credit Arrangements.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B - Finance and Other Receivables

The Company’s finance and other receivables include the following:

	June 30 2016	December 31 2015
Retail loans	$2,964.0	$2,898.4
Retail direct financing leases	1,653.6	1,717.3
Dealer wholesale financing	866.7	967.1
Dealer master notes	28.5	43.0
Operating lease receivables and other	64.2	62.1
Unearned interest on finance leases	(153.3)	(165.3)

	5,423.7	5,522.6
Less allowance for credit losses:
Loans and leases	(55.0)	(55.5)
Dealer wholesale financing	(2.3)	(2.7)
Operating lease receivables and other	(1.3)	(1.1)

	$5,365.1	$5,463.3

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2016 or December 31, 2015. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately three months in 2016 and four months in 2015, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2016 or December 31, 2015.

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

The allowance for credit losses is summarized as follows:

	2016
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.7	$9.2	$46.3	$1.1	$59.3
(Benefit) provision for losses	(.4)	(.4)	5.6	.8	5.6
Charge-offs			(6.4)	(.6)	(7.0)
Recoveries			.7		.7

Balance at June 30	$2.3	$8.8	$46.2	$1.3	$58.6

	2015
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.8	$10.4	$42.0	$.8	$56.0
Provision (benefit) for losses	.4	(.5)	3.2	.1	3.2
Charge-offs			(1.7)	(.1)	(1.8)
Recoveries			.7		.7

Balance at June 30	$3.2	$9.9	$44.2	$.8	$58.1

*	Operating lease and other trade receivables

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At June 30, 2016	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$25.6	$25.6
Allowance for impaired finance receivables determined individually			$1.9	$1.9
Recorded investment for finance receivables evaluated collectively	$866.7	$1,291.5	$3,175.7	$5,333.9
Allowance for finance receivables determined collectively	$2.3	$8.8	$44.3	$55.4

	Dealer		Customer
At December 31, 2015	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$23.6	$23.6
Allowance for impaired finance receivables determined individually			$3.3	$3.3
Recorded investment for finance receivables evaluated collectively	$967.1	$1,398.6	$3,071.2	$5,436.9
Allowance for finance receivables determined collectively	$2.7	$9.2	$43.0	$54.9

The recorded investment for finance receivables that are on non-accrual status is as follows:

	June 30 2016	December 31 2015
Fleet	$24.0	$21.7
Owner/operator	1.6	1.9

	$25.6	$23.6

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of June 30, 2016 and December 31, 2015 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At June 30, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve			$11.6	$1.3	$12.9
Associated allowance			(1.6)	(.2)	(1.8)

Net carrying amount of impaired loans with a specific reserve			10.0	1.1	11.1
Impaired loans with no specific reserve			4.7	.3	5.0

Net carrying amount of impaired loans			$14.7	$1.4	$16.1

Average recorded investment for impaired loans*			$16.9	$1.7	$18.6

*	Represents the average during the 12 months ended June 30, 2016

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve			$13.1	$1.6	$14.7
Associated allowance			(2.8)	(.3)	(3.1)

Net carrying amount of impaired loans with a specific reserve			10.3	1.3	11.6
Impaired loans with no specific reserve			6.4	.2	6.6

Net carrying amount of impaired loans			$16.7	$1.5	$18.2

Average recorded investment for impaired loans*			$17.4	$1.5	$18.9

*	Represents the average during the 12 months ended June 30, 2015

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Fleet	$.2	$.2	$.4	$.4
Owner/operator	.1	.1	.2	.2

	$.3	$.3	$.6	$.6

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of June 30, 2016 or December 31, 2015. The Company retains as collateral a security interest in the related equipment.

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
At June 30, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$866.7	$1,291.5	$2,743.7	$419.6	$5,321.5
Watch			11.9	.5	12.4
At-risk			24.0	1.6	25.6

	$866.7	$1,291.5	$2,779.6	$421.7	$5,359.5

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$949.1	$1,398.6	$2,638.8	$423.8	$5,410.3
Watch	18.0		8.2	.4	26.6
At-risk			21.7	1.9	23.6

	$967.1	$1,398.6	$2,668.7	$426.1	$5,460.5

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At June 30, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$866.7	$1,291.5	$2,767.1	$420.4	$5,345.7
31 – 60 days past due			5.8	.7	6.5
Greater than 60 days past due			6.7	.6	7.3

	$866.7	$1,291.5	$2,779.6	$421.7	$5,359.5

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$967.1	$1,398.6	$2,656.0	$424.9	$5,446.6
31 – 60 days past due			4.0	.5	4.5
Greater than 60 days past due			8.7	.7	9.4

	$967.1	$1,398.6	$2,668.7	$426.1	$5,460.5

Troubled Debt Restructurings

The balance of TDRs was $12.3 at June 30, 2016 and $15.9 at December 31, 2015. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$.1	$.1	$6.8	$6.8
Owner/operator

	$.1	$.1	$6.8	$6.8

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet
Owner/operator	$.2	$.2	$.2	$.2

	$.2	$.2	$.2	$.2

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2016 and 2015.

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past due) during the periods by portfolio class are as follows:

	Six Months Ended
	June 30
	2016	2015
Fleet	$.2
Owner/operator

	$.2

During the six months ended June 30, 2016 and 2015, there were no significant TDRs that subsequently defaulted and were charged-off.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at June 30, 2016 and December 31, 2015 was $15.5 and $7.2, respectively.

Proceeds from sales of repossessed assets were $7.9 and $7.8 for the six months ended June 30, 2016 and 2015, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2016 and full year 2015 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at June 30, 2016 and December 31, 2015, including foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia are summarized below:

	June 30 2016	December 31 2015
Due from PACCAR and affiliates
Loans due from PACCAR	$602.0	$723.5
Loans due from foreign finance affiliates	306.0	223.0
Direct financing leases due from affiliate	.6	.5
Tax-related receivable due from PACCAR		1.5
Receivables	109.8	84.7

	$1,018.4	$1,033.2

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$6.4
Payables	16.0	$14.9

	$22.4	$14.9

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

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net income	$21.0	$27.6	$45.3	$56.8
Other comprehensive (loss) income
Derivative contracts (decrease) increase	(.4)	1.0	(3.1)	(.9)

Total comprehensive income	$20.6	$28.6	$42.2	$55.9

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL) of $4.5 and $1.4 at June 30, 2016 and December 31, 2015, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during the periods are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Balance at beginning of period	$(4.1)	$(3.1)	$(1.4)	$(1.2)
Amounts recorded in AOCL
Unrealized loss on derivative contracts	(1.6)		(7.1)	(5.3)
Income tax effect	.6		2.7	2.1
Amounts reclassified out of AOCL
Interest and other borrowing costs	1.0	1.8	2.1	3.8
Income tax effect	(.4)	(.8)	(.8)	(1.5)

Net other comprehensive (loss) income	(.4)	1.0	(3.1)	(.9)

Balance at end of period	$(4.5)	$(2.1)	$(4.5)	$(2.1)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

Level 2	June 30 2016	December 31 2015
Assets:
Impaired loans, net of specific reserves (2016 - $1.4 and 2015 - $2.3)	$5.4	$9.0
Used trucks held for sale	73.4	16.9
Derivative contracts	7.7	1.5

Liabilities:
Derivative contracts	$7.8	$3.3

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at June 30, 2016 and 2015 were $5.1 and $1.2 during the first six months of 2016 and 2015, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30 2016		December 31 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR	$497.0	$503.7	$608.5	$611.4
Due from foreign finance affiliates	196.0	202.6	96.0	96.8
Fixed rate loans	2,819.1	2,902.5	2,790.3	2,842.9

Liabilities:
Fixed rate debt	$4,203.7	$4,261.1	$3,699.7	$3,716.1

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

At June 30, 2016, the notional amount of these contracts totaled $1,328.0 with amounts expiring over the next five years. Notional maturities for all interest-rate contracts are $142.0 for the remainder of 2016, $150.0 for 2017, $490.0 for 2018, $446.0 for 2019, $40.0 for 2020 and $60.0 for 2021.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following tables present the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	June 30 2016		December 31 2015
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$7.7		$1.5
Accounts payable, accrued expenses and other		$7.8		$3.3

Gross amounts recognized in Balance Sheets	7.7	7.8	1.5	3.3

Less amounts not offset in financial instruments:	(2.3)	(2.3)	(.8)	(.8)

Pro-forma net amount	$5.4	$5.5	$.7	$2.5

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio was $7.7 and $1.5 at June 30, 2016 and December 31, 2015, respectively.

The Company uses regression analysis to assess effectiveness of interest-rate contracts on a quarterly basis. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the six months ended June 30, 2016 and 2015. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCL to the extent such hedges are considered effective. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is five years.

Amounts in AOCL are reclassified into net income in the same period in which the hedged transaction affects earnings. The amount of loss recorded in AOCL at June 30, 2016 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $2.1, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing costs as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Interest-rate swaps	$(3.0)	$.3	$(5.0)	$(1.1)
Term notes	$2.9	$(.4)	$4.5	$1.0

NOTE G – Income Taxes

The effective income tax rate for the second quarter of 2016 was 38.1% compared to 38.5% for the second quarter of 2015, reflecting lower deferred state tax expense in the second quarter of 2016. The effective income tax rate for the first half of 2016 was 37.3% compared to 37.5% for the first half of 2015, reflecting lower deferred state tax expense in the first half of 2016.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. – FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended			Six Months Ended
	June 30			June 30
	2016	2015	% Change	2016	2015	% Change
New business volume by product:
Retail loans and direct financing leases	$434.0	$464.4	(7)	$736.4	$778.8	(5)
Equipment on operating leases	173.6	175.1	(1)	295.8	321.5	(8)
Dealer master notes	41.8	59.0	(29)	69.1	104.1	(34)

	$649.4	$698.5	(7)	$1,101.3	$1,204.4	(9)

Average earning assets by product:
Retail loans and direct financing leases	$4,450.2	$4,269.8	4	$4,440.1	$4,243.0	5
Equipment on operating leases	1,408.0	1,347.2	5	1,378.9	1,316.5	5
Dealer wholesale financing	954.8	1,024.2	(7)	952.0	915.3	4
Dealer master notes	31.5	70.1	(55)	34.2	67.3	(49)

	$6,844.5	$6,711.3	2	$6,805.2	$6,542.1	4

Revenue by product:
Retail loans and direct financing leases	$52.3	$49.9	5	$104.3	$99.2	5
Equipment on operating leases	86.4	84.8	2	171.2	166.3	3
Dealer wholesale financing	6.5	6.6	(2)	13.2	11.7	13
Dealer master notes	.3	.6	(50)	.6	1.1	(45)
Used truck sales, other revenues and fees	8.6	9.4	(9)	15.5	15.5

	$154.1	$151.3	2	$304.8	$293.8	4

Income before income taxes	$33.9	$44.9	(24)	$72.2	$90.9	(21)

New Business Volume

New business volume from retail loans and direct financing leases in the second quarter and first half of 2016 decreased 7% and 5%, respectively, from corresponding periods of 2015 due to lower sales of PACCAR trucks in 2016. Equipment on operating leases new business volume decreased to $295.8 in the first half of 2016 from $321.5 in the first half of 2015, primarily due to lower fleet business in the first quarter of 2016. Dealer master notes new business volume decreased to $41.8 and $69.1 in the second quarter and first half of 2016 from $59.0 and $104.1 in the second quarter and first half of 2015, respectively, due to lower truck sales resulting in decreased finance volume from dealers.

In the second quarter and first half of 2016, market share on new PACCAR trucks was 25.6% and 22.7% compared to 23.5% and 21.8% in the second quarter and first half of 2015, respectively.

PACCAR FINANCIAL CORP. – FORM 10-Q

Income Before Income Taxes

The Company’s income before income taxes was $33.9 for the second quarter of 2016 compared to $44.9 for the second quarter of 2015. The decrease in income before income taxes in 2016 was primarily the result of lower operating lease margin of $6.2, lower finance margin of $2.9 and higher provision for losses of $1.0.

The Company’s income before income taxes was $72.2 for the first half of 2016 compared to $90.9 for the first half of 2015. The decrease in income before income taxes in 2016 was primarily the result of lower operating lease margin $9.7, lower finance margin of $3.9, and higher provision for losses of $2.4.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended June 30, 2016 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended June 30, 2015	$58.3	$16.5	$41.8
Increase (decrease)
Average finance receivables	.8		.8
Average receivables from PACCAR and affiliates	(.5)		(.5)
Average debt balances		(.6)	.6
Yields	1.0		1.0
Borrowing rates		4.8	(4.8)

Total increase (decrease)	1.3	4.2	(2.9)

Three Months Ended June 30, 2016	$59.6	$20.7	$38.9

•	Average finance receivables increased $72.4 in the second quarter of 2016 as a result of retail portfolio new business volume exceeding collections.

•	Average receivables from PACCAR and affiliates decreased $157.8 in the second quarter of 2016 as a result of collections exceeding new loans to affiliated companies.

•	Average debt balances decreased $162.5 in the second quarter of 2016 reflecting reduced funding requirements due to increased equity and slower growth of average finance receivables.

•	Yields increased primarily due to higher yields on receivables from PACCAR and affiliates (1.38% in the second quarter of 2016 compared to 1.09% in the second quarter of 2015). Yields on finance receivables were 4.18% in the second quarter of 2016, comparable to the second quarter of 2015.

•	Average borrowing rates in the second quarter of 2016 were 1.5% compared to 1.1% in the second quarter of 2015 due to higher debt market interest rates.

PACCAR FINANCIAL CORP. – FORM 10-Q

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the six months ended June 30, 2016 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Six Months Ended June 30, 2015	$114.8	$32.1	$82.7
Increase (decrease)
Average finance receivables	4.2		4.2
Average receivables from PACCAR and affiliates	(1.3)		(1.3)
Average debt balances		(.2)	.2
Yields	1.1		1.1
Borrowing rates		8.1	(8.1)

Total increase (decrease)	4.0	7.9	(3.9)

Six Months Ended June 30, 2016	$118.8	$40.0	$78.8

•	Average finance receivables increased $200.7 in the first half of 2016 as a result of retail portfolio new business volume exceeding collections.

•	Average receivables from PACCAR and affiliates decreased $211.5 in the first half of 2016 as a result of collections exceeding new loans to affiliated companies.

•	Average debt balances decreased $28.9 in the first half of 2016 reflecting reduced funding requirements due to increased equity and slower growth of average finance receivables.

•	Yields increased primarily due to higher yields on receivables from PACCAR and affiliates (1.30% in the first half of 2016 compared to 1.04% in the first half of 2015). Yields on finance receivables were 4.17% in the first half of 2016, comparable to the first half of 2015.

•	Average borrowing rates in the first half of 2016 were 1.4% compared to 1.1% in the first half of 2015 due to higher debt market interest rates.

PACCAR FINANCIAL CORP. – FORM 10-Q

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended June 30, 2016 are outlined in the table below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended June 30, 2015	$84.8	$67.5	$17.3
Increase (decrease)
Results on returned lease assets		5.5	(5.5)
Average operating lease assets	3.8	3.2	.6
Revenue and cost per asset	(2.2)	(.9)	(1.3)

Total increase (decrease)	1.6	7.8	(6.2)

Three Months Ended June 30, 2016	$86.4	$75.3	$11.1

•	Results on returned lease assets were lower in 2016 compared to 2015 due to lower margin per unit sold and impairments of used trucks reflecting lower used truck market prices.

•	Average operating lease assets increased as a result of a higher volume of equipment placed in service throughout 2015 from higher demand for leased vehicles.

•	Revenue per asset decreased driven by lower rental utilization. Cost per asset decreased due to lower vehicle related expenses, including fuel expense.

PACCAR FINANCIAL CORP. – FORM 10-Q

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the six months ended June 30, 2016 are outlined in the table below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Six Months Ended June 30, 2015	$166.3	$133.0	$33.3
Increase (decrease)
Results on returned lease assets		9.7	(9.7)
Average operating lease assets	8.3	7.1	1.2
Revenue and cost per asset	(3.4)	(2.2)	(1.2)

Total increase (decrease)	4.9	14.6	(9.7)

Six Months Ended June 30, 2016	$171.2	$147.6	$23.6

•	Results on returned lease assets were lower in 2016 compared to 2015 due to lower margin per unit sold and impairments of used trucks reflecting lower used truck market prices.

•	Average operating lease assets increased as a result of a higher volume of equipment placed in service throughout 2015 from higher demand for leased vehicles.

•	Revenue per asset decreased driven by lower rental utilization. Cost per asset decreased due to lower vehicle related expenses, including fuel expense.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the second quarter and first half of 2016 compared to the second quarter and first half of 2015:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Used truck sales and other revenues	$8.1	$8.2	$14.8	$12.7
Cost of used truck sales and other expenses	8.1	7.9	14.6	10.9

Results from used trucks and other		$.3	$.2	$1.8

Results from used trucks and other in the first half of 2016 decreased by $1.6 from the first half of 2015, reflecting lower margin per truck sold and impairments of used trucks resulting from lower used truck market prices.

PACCAR FINANCIAL CORP. – FORM 10-Q

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Six Months Ended	Year Ended	Six Months Ended
	June 30 2016	December 31 2015	June 30 2015
Balance at beginning of period	$59.3	$56.0	$56.0
Provision for losses	5.6	7.4	3.2
Charge-offs	(7.0)	(6.0)	(1.8)
Recoveries	.7	1.9	.7

Balance at end of period	$58.6	$59.3	$58.1

Ratios:
Charge-offs, net of recoveries ($6.3 in 2016) to average total portfolio ($5,426.3 in 2016) annualized at June 30, 2016	.23%	.08%	.04%
Allowance for credit losses ($58.6 in 2016) to period-end total portfolio ($5,423.7 in 2016)	1.08%	1.07%	1.06%
Period-end retail loan and lease receivables past due over 30 days ($13.8 in 2016) to period-end retail loan and lease receivables ($4,464.3 in 2016)	.31%	.31%	.30%

The provision for losses on receivables in the first half of 2016 increased to $5.6 from $3.2 in the first half of 2015 primarily due to an increase in the retail loan portfolio.

Charge-offs, net of recoveries increased to $6.3 in the first half of 2016 from $1.1 in the first half of 2015 primarily due to customers associated with the oil and gas exploration business.

Retail loan and lease receivables past due over 30 days at June 30, 2016 was .31% compared to .31% at December 31, 2015 and .30% at June 30, 2015. The Company continues to focus on maintaining low past due balances.

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

The post-modification balance of accounts modified during the six months ended June 30, 2016 and 2015 are summarized below:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$77.7	3.0%	$52.6	1.9%
Insignificant Delay	39.5	1.5%	13.0	.5%
Credit - No Concession	3.8	.1%	1.8	.1%
Credit - TDR	6.8	.3%	.2

	$127.8	4.9%	$67.6	2.5%

*	Recorded investment immediately after modification as a percentage of period-end portfolio, on an annualized basis

Modification activity increased in the first half of 2016 compared to the first half of 2015. The increase in modifications for commercial reasons primarily reflects higher volumes of refinancing. The increase in modifications for insignificant delay reflects more fleet customers requesting payment relief for up to three months. The increase in modifications for credit reasons primarily reflects the contract modification of one large fleet customer.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.1 of accounts during the second quarter of 2016, $.1 of accounts during the 4th quarter of 2015 and no accounts during the second quarter of 2015 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2016	December 31 2015	June 30 2015
Pro forma percentage of retail loan and lease accounts 30+ days past due	.31%	.31%	.30%

PACCAR FINANCIAL CORP. – FORM 10-Q

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30 2016		December 31 2015		June 30 2015
Retail loans	$2,964.0	54%	$2,898.4	52%	$2,740.2	50%
Retail leases	1,500.3	28%	1,552.0	28%	1,501.8	28%
Dealer wholesale financing	866.7	16%	967.1	18%	1,092.4	20%
Dealer master notes	28.5	1%	43.0	1%	68.7	1%
Operating lease receivables and other	64.2	1%	62.1	1%	55.7	1%

Total portfolio	$5,423.7	100%	$5,522.6	100%	$5,458.8	100%

Retail loans increased to $2,964.0 at June 30, 2016 from $2,898.4 at December 31, 2015 due to new business volume exceeding collections.

Retail leases decreased to $1,500.3 at June 30, 2016 from $1,552.0 at December 31, 2015 reflecting collections exceeding new business volume.

Dealer wholesale financing balances decreased to $866.7 at June 30, 2016 from $967.1 at December 31, 2015 due to lower dealer new truck inventory.

Dealer master notes were $28.5 at June 30, 2016 compared to $43.0 at December 31, 2015. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of June 30, 2016, the underlying pledged contracts were $100.4 upon which the dealers have available $47.9 as potential additional borrowing capacity.

Income Taxes

The effective income tax rate for the second quarter of 2016 was 38.1% compared to 38.5% for the second quarter of 2015, reflecting lower deferred state tax expense in the second quarter of 2016. The effective income tax rate for the first half of 2016 was 37.3% compared to 37.5% for the first half of 2015, reflecting lower deferred state tax expense in the first half of 2016.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first half of 2016 was $3.2 compared to $23.5 for the first half of 2015. The Company’s net deferred tax liability decreased to $768.6 at June 30, 2016 from $773.7 at December 31, 2015 due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2016.

PACCAR FINANCIAL CORP. – FORM 10-Q

Company Outlook

Truck industry Class 8 retail sales in the U.S. in 2016 are expected to be 200,000 – 220,000 units compared to 248,800 units in 2015. Average earning assets this year are projected to grow approximately 2% for the year as the portfolio growth in 2015 resulted in a higher portfolio balance at the beginning of 2016. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at June 30, 2016 are as follows:

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

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at June 30, 2016. Of this amount, $1,000.0 expires in June 2017, $1,000.0 expires in 2020 and $1,000.0 expires in 2021. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,953.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,047.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2016.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. Some of this commercial paper is converted to fixed interest rate debt through the use of interest-rate swaps, which are used to manage interest rate risk. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of June 30, 2016 were $1,168.5 and $4,650.0, respectively.

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

PACCAR FINANCIAL CORP. – FORM 10-Q

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

In the first quarter of 2016, PACCAR Inc recorded a charge of €850.0 million ($942.6 million) in connection with an investigation by the European Commission (EC) of all major European truck manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and PACCAR Inc as their parent. On July 19, 2016, the EC concluded its investigation by reaching a settlement with DAF and PACCAR Inc under which the EC imposed a fine of €752.7 million ($833.0 million) for infringement of European Union competition rules. As a result of the settlement, PACCAR Inc reversed, in the second quarter of 2016, €97.3 million ($109.6 million) of the previously recorded charge. The fine will be paid by DAF within three months after notification from the EC. The fine is not tax deductible. DAF has sufficient liquidity to fund a payment in the amount of the fine.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2015 Annual Report. Except for the item described below, there have been no other material changes in the Company’s risk factors during the six months ended June 30, 2016.

Litigation and Regulatory Actions. Following the recent settlement of the EC investigation, it is possible that purchasers of trucks in Europe may bring damage claims against truck manufacturers, including PACCAR Inc. While any such potential claims would likely take a significant period of time to resolve, and PACCAR Inc believes it has meritorious defenses, an adverse outcome of any such proceedings could have a material impact on PACCAR Inc’s results of operations.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the six months ended June 30, 2016.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	August 3, 2016	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

/s/ Jamie J. Axtell
Jamie J. Axtell
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. – FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3.1	001-11677

	(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(e)	Form of InterNotes, Series C	S-3	November 5, 2015	4.4	333-207838

(10)	Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)	Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2016 and 2015*

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the six month periods ended June 30, 2016 and 2015*

PACCAR FINANCIAL CORP. – FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith