Form 10-K
period 2016-12-31
PACCAR FINANCIAL CORP
filed 2017-02-21
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 106th Avenue N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code is (425) 468-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series M Medium-Term Notes
$500.0 Million Due March 15, 2017	New York Stock Exchange
Series O Medium-Term Notes
$250.0 Million Due August 11, 2021	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016: None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2017:

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

PACCAR

PACCAR is a multinational company operating in three principal industry segments: (1) the Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment includes finance and leasing products and services provided to customers and dealers. Heavy-duty trucks have a gross vehicle weight (GVW) of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe. Medium-duty trucks have a GVW ranging from 19,500 to 33,000 lbs (Class 6 to 7) in North America, and in Europe, light- and medium-duty trucks range between 6 to 16 metric tonnes. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. PACCAR’s Other business is the manufacturing and marketing of industrial winches.

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. PACCAR also manufactures engines, primarily for use in PACCAR’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington; Ste. Therese, Canada; and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF cab-over-engine (COE) trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the United Kingdom. PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian light and heavy truck markets with Kenworth conventional and COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models assembled in the United Kingdom. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounts for 75% of total 2016 net sales and revenues.

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

PACCAR Financial Corp.

(Millions of Dollars)

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian Class 8 market was 28.5% of retail sales in 2016, and PACCAR’s medium-duty market share was 16.2% of registrations in 2016. In Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of PACCAR in the U.S. In 2016, DAF had a 15.5% share of the European heavy-duty market and a 10.1% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

Aftermarket truck parts are sold and delivered to PACCAR’s independent dealers through PACCAR’s 17 strategically located parts distribution centers (PDCs) located in the U.S., Canada, Europe, Australia, Mexico and South America. Parts are primarily purchased from various suppliers and also manufactured by PACCAR. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 18% of total 2016 net sales and revenues.

In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Canada, Mexico, Australia, Europe and South America through other wholly owned finance subsidiaries. PACCAR also conducts full-service leasing operations through wholly owned subsidiaries in Canada, Mexico, Germany and Australia.

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

As of December 31, 2016, the Company employed 451 full-time employees, none of whom are represented by a collective bargaining agent.

THE COMPANY’S PRODUCTS

The Company offers the following products to retail customers:

Retail Contracts and Loans

The Company purchases retail installment contracts from dealers and receives assignments of the contracts and a first lien security interest in the vehicles financed (“Retail Contracts”). Certain Retail Contracts with third party leasing companies may also include an assignment to the Company of the related lease and rental payments due. Retail Contracts purchased by the Company have fixed or floating interest rates.

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

Full-Service Leasing

The Company also conducts full-service leasing operations under the PacLease trade name. Selected dealers are franchised to provide full-service leasing, which includes the equipment, maintenance, parts, taxes and licenses in one combined contract with the customer. The Company provides the franchisees with equipment financing and managerial support. The Company also operates full-service lease outlets in selected markets.

Insurance

The Company offers insurance coverage through an unrelated regulated insurance carrier for a fee on new trucks and used trucks inventory to dealers that have Wholesale Contracts with the Company.

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of December 31, 2016 and 2015.

PACCAR Financial Corp.

(Millions of Dollars)

The Company has contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 12.1%, 13.8% and 14.4% of total interest and other revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Past Due Receivables and Allowance for Credit Losses

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

To reduce the risk of changes in interest rates that could affect interest margins, the Company obtains funding with interest rate characteristics similar to the corresponding assets. Fixed rate assets are primarily funded with fixed and floating rate medium-term notes and commercial paper. Floating rate assets are funded primarily with commercial paper with maturities of three months or less and floating rate medium-term notes. Interest-rate swaps may be combined with commercial paper or medium-term notes to achieve the Company’s matched funding objectives.

As of December 31, 2016, the total notional amount of interest-rate swap contracts outstanding was $1,036.0. These swap contracts are accounted for as cash flow or fair value hedges.

The notional amounts are used to measure the volume of these contracts and do not represent exposure to credit loss. The permitted types of interest-rate swap contracts, counterparties’ transaction limits and related approval authorizations have been established by the Company’s senior management and Board of Directors. The interest-rate contracts outstanding are regularly reported to, and reviewed by, the Company’s senior management.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2016. Of this amount, $1,000.0 expires in June 2017, $1,000.0 expires in June 2020 and $1,000.0 expires in June 2021. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,953.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,047.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2016.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2015, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2018 and does not limit the principal amount of debt securities that may be issued during the period. The total principal amount of medium-term notes outstanding for the Company as of December 31, 2016 was $4,750.0. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $756.5 and $723.5 outstanding in loans due from PACCAR as of December 31, 2016 and 2015, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $413.0 and $223.0 outstanding in loans due from foreign finance affiliates of PACCAR as of December 31, 2016 and 2015, respectively. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below.

PACCAR Financial Corp.

(Millions of Dollars)

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

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2016, 2015 and 2014 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

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

Residual Value Risk

Residual value risk is the risk that the estimated residual value of leased assets, established at lease origination for the Company’s operating leases and certain direct financing leases, will not be recoverable when the leased asset is returned to the Company. When the market value of these leased assets at contract maturity or at early termination is less than its contractual residual value, the Company will be exposed to a greater risk of loss on the sales of the returned equipment. Refer to the Critical Accounting Policy on “Equipment on Operating Leases” in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding the Company’s exposure to residual value risk.

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

PACCAR Financial Corp.

(Millions of Dollars)

Litigation and Regulatory Actions

In the first half of 2016, PACCAR Inc recorded a charge of €752.7 ($833.0) in connection with an investigation by the European Commission (EC) of all major European truck manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and PACCAR Inc as their parent. On July 19, 2016, the EC reached a settlement with DAF and PACCAR Inc under which the EC imposed a fine of €752.7 ($833.0) for infringement of European Union competition rules. DAF paid the fine in August 2016. Following the EC settlement, claims and a petition to certify a claim as a class action have been filed against DAF and other truck manufacturers. Others may bring EC-related claims against PACCAR Inc or its subsidiaries. While PACCAR Inc believes it has meritorious defenses, such claims will likely take a significant period of time to resolve, and it is not possible to estimate a range of potential loss. An adverse outcome of such proceedings could have a material impact on PACCAR Inc’s results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 106th Avenue N.E., Bellevue, Washington 98004. The Company owns three full-service leasing facilities in Texas and leases one in Texas and one in Illinois. The Company owns used truck sales facilities in South Carolina, Illinois and Utah.

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

Dividends in the amount of $100.0 were declared and paid to PACCAR in 2016. No dividends were declared in 2015 or 2014.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company.

Balance Sheet Data

	As of December 31
	2016	2015	2014	2013	2012
Total Assets	$8,330.5	$8,050.4	$7,785.9	$7,247.6	$6,537.7
Total Liabilities	7,157.5	6,873.5	6,726.1	6,302.6	5,699.8
Total Stockholder’s Equity	1,173.0	1,176.9	1,059.8	945.0	837.9

Income Statement Data

	Year ended December 31
	2016	2015	2014	2013	2012
Total interest and other revenues	$623.7	$604.1	$563.5	$545.0	$510.5
Total expenses	484.5	421.9	388.5	385.6	376.9

Income before income taxes	139.2	182.2	175.0	159.4	133.6
Income taxes	50.3	69.4	66.4	60.2	49.9

Net income	$88.9	$112.8	$108.6	$99.2	$83.7

Ratio of Earnings to Fixed Charges
Pursuant to SEC Reporting Requirements (1)	2.79x	3.96x	4.20x	3.65x	3.21x

Ratio of Earnings to Fixed Charges
Pursuant to the Support Agreement	6.34x	7.94x	8.41x	7.12x	6.18x

(1)	For the purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense plus a portion of rent expense (which is considered representative of an interest factor). This method of computing the ratio of earnings to fixed charges complies with SEC reporting requirements (see Exhibit 12(a)) but differs from the method called for in the Support Agreement between the Company and PACCAR (see Exhibit 12(b)).

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2016 Compared to 2015:

	Year ended December 31
	2016	2015	% Change
New business volume by product:
Retail loans and direct financing leases	$1,467.7	$1,744.1	(16)
Equipment on operating leases	621.4	518.2	20
Dealer master notes	154.0	217.5	(29)

	$2,243.1	$2,479.8	(10)

Average earning assets by product:
Retail loans and direct financing leases	$4,448.2	$4,308.7	3
Equipment on operating leases	1,433.4	1,353.0	6
Dealer wholesale financing	927.6	1,017.3	(9)
Dealer master notes	30.9	59.9	(48)

	$6,840.1	$6,738.9	2

Revenue by product:
Retail loans and direct financing leases	$210.8	$201.0	5
Equipment on operating leases	351.4	337.0	4
Dealer wholesale financing	26.0	26.7	(3)
Dealer master notes	1.0	1.9	(47)
Used truck sales, other revenues and fees	34.5	37.5	(8)

	$623.7	$604.1	3

Income before income taxes	$139.2	$182.2	(24)

New Business Volume

New business volume from retail loans and direct financing leases in 2016 decreased 16% from 2015 due to lower retail sales of PACCAR trucks in 2016. Equipment on operating leases new business volume increased 20% in 2016 from 2015, attributable to higher fleet business in 2016. Dealer master notes new business volume in 2016 decreased 29% from 2015 due to lower retail truck sales resulting in decreased finance volume from dealers.

Market share on new PACCAR trucks was 23.3% in 2016 compared to 22.4% in 2015 due to increased fleet business.

The Company has programs to assign new lease and loan contracts to third parties to limit the risk of portfolio concentration with certain large customers and to generate new business. These transactions are accounted for as sales of the related retail loans, direct financing leases, or equipment on operating leases, and are excluded from new business volume. The Company sold retail loans and direct financing leases with a book value of $16.2 and $6.2 in 2016 and 2015, and received cash proceeds of $16.5 and $6.3 in 2016 and 2015, respectively. The Company sold equipment under operating leases with a book value of $4.8 and $11.3 in 2016 and 2015, and received cash proceeds of $5.0 and $11.6 in 2016 and 2015, respectively. The Company retains servicing responsibilities for these retail loans and leases, and fees received for servicing are deferred and recognized over the contract term.

PACCAR Financial Corp.

(Millions of Dollars)

Income Before Income Taxes

The Company’s income before income taxes was $139.2 in 2016 compared to $182.2 in 2015. The decrease in income before income taxes in 2016 was the result of lower operating lease margin of $18.5, lower finance margin of $12.6, higher provision for losses of $4.9, lower results from used trucks and other of $4.7, and higher selling, general and administrative expenses of $2.3.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2016 compared to 2015 are summarized below:

	Interest and Fee Income	Interest and Other Borrowing Costs	Finance Margin
2015	$234.9	$67.4	$167.5
Increase (decrease)
Average finance receivables	.9		.9
Average receivables from PACCAR and affiliates	(.4)		(.4)
Average debt balances		.5	(.5)
Yields	3.7		3.7
Borrowing rates		16.3	(16.3)

Total increase (decrease)	4.2	16.8	(12.6)

2016	$239.1	$84.2	$154.9

•	Average finance receivables in 2016 increased $20.8 as a result of retail portfolio new business volume exceeding collections.

•	Average receivables from PACCAR and affiliates decreased $33.5 in 2016 as a result of collections exceeding new loans to affiliated companies.

•

Average debt balances increased $34.2 in 2016. The higher average debt balances reflect funding for the higher average earning asset portfolio, including retail loans and finance leases and operating leases.

•

Average yields on finance receivables were 4.2% in 2016, compared to 4.1% in 2015. Yields increased primarily due to higher yields on receivables from PACCAR and affiliates (1.3% in 2016, compared to 1.1% in 2015).

•	Average borrowing rates in 2016 were 1.4% compared to 1.2% in 2015 due to higher debt market interest rates.

PACCAR Financial Corp.

(Millions of Dollars)

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2016 compared to 2015 are summarized below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
2015	$337.0	$273.5	$63.5
Increase (decrease)
Operating lease impairment		10.6	(10.6)
Results on returned lease assets		8.8	(8.8)
Average operating lease assets	20.6	17.4	3.2
Revenue and cost per asset	(6.2)	(3.9)	(2.3)

Total increase (decrease)	14.4	32.9	(18.5)

2016	$351.4	$306.4	$45.0

•       Operating lease impairments increased in 2016 reflecting lower used truck market prices.

•       Results on returned lease assets were lower in 2016 compared to 2015 primarily due to lower margin per unit sold.

•       Average operating lease assets increased as a result of higher volume of equipment placed in service from higher demand for leased vehicles.

•       Revenue per asset decreased driven by lower rental utilization and fuel surcharge revenue. Cost per asset decreased due to lower vehicle related expenses, including lower fuel expenses.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2016 compared to 2015:

		Year ended December 31
		2016	2015
Used truck sales and other revenues		$33.2	$32.2
Cost of used truck sales and other expenses		32.1	26.4

Results from used trucks and other		$1.1	$5.8

Results from used trucks and other decreased by $4.7, primarily due to impairments and loss on sales of used trucks resulting from lower used truck market prices ($1.5), and higher insurance expense ($1.3).

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

	Year ended December 31
	2016	2015
Balance at beginning of period	$59.3	$56.0
Provision for losses	12.3	7.4
Charge-offs	(13.5)	(6.0)
Recoveries	1.3	1.9

Balance at end of period	$59.4	$59.3

Ratios:
Charge-offs, net of recoveries ($12.2 in 2016) to average total portfolio ($5,406.7 in 2016)	.23%	.08%

Allowance for credit losses ($59.4 in 2016) to year-end total portfolio ($5,294.3 in 2016)	1.12%	1.07%

Year-end retail loan and lease receivables past due over 30 days ($13.5 in 2016) to year-end retail loan and lease receivables ($4,444.3 in 2016)	.30%	.31%

The provision for losses on receivables increased to $12.3 in 2016 from $7.4 in 2015 primarily due to losses from customers associated with the oil and gas exploration business.

Charge-offs, net of recoveries increased to $12.2 in 2016 from $4.1 in 2015 primarily due to customers associated with the oil and gas exploration business.

Retail loan and lease receivables past due over 30 days was ..30% at December 31, 2016 compared to .31% at December 31, 2015. The Company continues to focus on maintaining low past due balances.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. See “Critical Accounting Policies”, “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Credit Losses.

PACCAR Financial Corp.

(Millions of Dollars)

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

The post-modification balances of accounts modified during 2016 and 2015 are summarized below:

	Year ended December 31
	2016		2015
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$205.7	3.9%	$114.7	2.1%
Insignificant Delay	69.1	1.3%	39.1	.7%
Credit - No Concession	6.3	.1%	2.2
Credit - TDR	17.8	.4%	10.4	.2%

	$298.9	5.7%	$166.4	3.0%

*  Recorded investment immediately after modification as a percentage of the year-end portfolio balance.

Total modification activity increased in 2016 compared to 2015, primarily due to modifications for commercial reasons reflecting higher volumes of refinancing, including contract modifications for one large customer. The increase in modifications for insignificant delay reflects more fleet customers requesting payment relief for up to three months. The increase in modifications for credit - TDR is due to the contract modifications of two large fleet customers in 2016.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.7 of accounts during the fourth quarter of 2016 and $.1 of accounts during the fourth quarter of 2015 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

			As of December 31
			2016	2015
Pro forma percentage of retail loan and lease accounts 30+ days past due			.32%	.31%

Modification of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2016 and 2015. The effect of the allowance for credit losses from such modifications was not significant at December 31, 2016 and 2015.

PACCAR Financial Corp.

(Millions of Dollars)

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31 2016		December 31 2015
Retail loans	$2,948.6	56%	$2,898.4	52%
Retail leases	1,495.7	28%	1,552.0	28%
Dealer wholesale financing	760.3	15%	967.1	18%
Dealer master notes	23.8		43.0	1%
Operating lease and other trade receivables	65.9	1%	62.1	1%

Total portfolio	$5,294.3	100%	$5,522.6	100%

Retail loans increased to $2,948.6 at December 31, 2016 from $2,898.4 at December 31, 2015, due to new business volume exceeding collections.

Retail leases decreased to $1,495.7 at December 31, 2016 from $1,552.0 at December 31, 2015 reflecting collections exceeding new business volume.

Dealer wholesale financing balances decreased to $760.3 at December 31, 2016 from $967.1 at December 31, 2015 due to lower dealer new truck inventory.

Dealer master notes were $23.8 at December 31, 2016 compared to $43.0 at December 31, 2015. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of December 31, 2016, the underlying pledged contracts were $104.7 of which the dealers have $51.6 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate was 36.1% for 2016 compared to 38.1% for 2015, reflecting lower deferred state tax expense in 2016 compared to 2015 as a result of a lower state tax rate on the deferred tax liabilities.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

During 2016, the Company’s deferred income tax provision was $30.2 compared to $7.9 during 2015. The Company’s net deferred tax liability increased to $804.9 at December 31, 2016 from $773.7 at December 31, 2015 primarily due to higher benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2017.

PACCAR Financial Corp.

(Millions of Dollars)

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

•	Average borrowing rates in 2015 were 1.2% compared to 1.1% in 2014 due to higher market rates.

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

PACCAR Financial Corp.

(Millions of Dollars)

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

During 2015, the Company’s deferred income tax provision was $7.9 compared to a deferred income tax benefit of $37.9 during 2014. The Company’s net deferred tax liability increased to $773.7 at December 31, 2015 from $765.9 at December 31, 2014 due to higher benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results. The impact on liquidity in 2016 was not significant.

Company Outlook

Average earning assets in 2017 are expected to be comparable to 2016. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2016 are as follows:

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

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2016. Of this amount, $1,000.0 expires in June 2017, $1,000.0 expires in June 2020 and $1,000.0 expires in June 2021. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,953.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,047.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2016.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. Some of this commercial paper is converted to fixed interest rate debt through the use of interest-rate swaps, which are used to manage interest-rate risk. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of December 31, 2016 were $1,344.0 and $4,750.0, respectively.

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

The following summarizes the Company’s contractual cash commitments at December 31, 2016:

	Maturity
	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Borrowings*	$2,644.0	$2,700.0	$750.0		$6,094.0
Interest on debt**	64.9	73.2	17.0		155.1
Operating leases	.7	.3	.1		1.1

Total	$2,709.6	$2,773.5	$767.1		$6,250.2

*	Commercial paper included in borrowings is at par value.
**	Interest on floating rate debt is based on the applicable market rates at December 31, 2016.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $234.8 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

Operating Leases

Trucks sold pursuant to agreements accounted for as operating leases are disclosed in “Note C – Equipment on Operating Leases” in the Notes to the Financial Statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to five years. The resulting residual values on operating leases generally range between 30% and 60% of original equipment cost. If the sales price of the trucks at the end of the term of the agreement differs from the Company’s estimated residual value, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

PACCAR Financial Corp.

(Millions of Dollars)

During 2016, market values on equipment returning upon operating lease maturity were generally lower than the residual values on the equipment, resulting in additional depreciation expense of $8.4. During 2015 and 2014, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a reduction in depreciation expense of $6.8 and $10.9, respectively.

At December 31, 2016, the aggregate residual value of equipment on operating leases was $890.4. If a 10% decrease in used truck values persisted over the remaining maturities of the Company’s operating leases, it would reduce residual value estimates and result in the Company recording approximately $17.8 of additional depreciation per year.

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

PACCAR Financial Corp.

(Millions of Dollars)

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 20% and 70%. Over the past three years, the Company’s year-end 30+ days past due accounts have ranged between .06% and .31% of loan and lease receivables.

Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 5 to 30 basis points of receivables. As of December 31, 2016, 30+ days past dues were .30%. If past dues were 100 basis points higher or 1.30% as of December 31, 2016, the Company’s estimate of credit losses would likely have increased by a range of $2 million to $13 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

The following is a sensitivity analysis for the Company’s assets and liabilities that have interest-rate risk. The Company measures its interest-rate risk by estimating the amount by which the fair value of interest rate sensitive assets and liabilities, including derivative financial instruments, would change assuming an immediate 100 basis point increase across the yield curve as shown in the following table:

Fair Value Gains (Losses)

	Year ended December 31
	2016	2015
Assets
Fixed rate loans	$(54.8)	$(57.3)
Due from PACCAR	(14.0)	(7.8)
Due from foreign finance affiliates	(5.4)	(1.8)
Interest rate swaps related to debt	.5	(3.8)

Liabilities
Fixed rate debt	82.2	68.8
Interest rate swaps related to debt	(.5)	9.1

Total	$8.0	$7.2

The Company’s debt as of December 31, 2016 and 2015 consisted of commercial paper and floating and fixed rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15 – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly owned subsidiary of PACCAR Inc) as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, cash flows, and stockholder’s equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACCAR Financial Corp. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 21, 2017

PACCAR Financial Corp.

STATEMENTS OF INCOME

	Year ended December 31
(Millions of Dollars)	2016	2015	2014
Interest and fee income	$239.1	$234.9	$215.6
Operating lease and rental revenues	351.4	337.0	324.6
Used truck sales and other revenues	33.2	32.2	23.3

TOTAL INTEREST AND OTHER REVENUES	623.7	604.1	563.5

Interest and other borrowing costs	84.2	67.4	60.3
Depreciation and other rental expenses	306.4	273.5	262.8
Cost of used truck sales and other expenses	32.1	26.4	15.2
Selling, general and administrative expenses	49.5	47.2	44.9
Provision for losses on receivables	12.3	7.4	5.3

TOTAL EXPENSES	484.5	421.9	388.5

INCOME BEFORE INCOME TAXES	139.2	182.2	175.0

Income taxes	50.3	69.4	66.4

NET INCOME	$88.9	$112.8	$108.6

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(Millions of Dollars)	2016	2015	2014
Net income	$88.9	$112.8	$108.6
Other comprehensive (loss) income
Unrealized losses on derivative contracts
Losses arising during the period	(.8)	(7.5)	(7.4)
Tax effect	.3	2.9	2.7
Reclassification adjustment	3.5	7.2	9.9
Tax effect	(1.3)	(2.8)	(3.7)

Net other comprehensive income (loss)	1.7	(.2)	1.5

TOTAL COMPREHENSIVE INCOME	$90.6	$112.6	$110.1

See Notes to Financial Statements.

PACCAR Financial Corp.

BALANCE SHEETS

(Millions of Dollars)	December 31 2016	December 31 2015

ASSETS

Cash	$46.6	$35.3
Finance and other receivables, net of allowance for losses (2016 - $59.4 and 2015 - $59.3)	5,234.9	5,463.3
Due from PACCAR and affiliates	1,265.5	1,033.2
Equipment on operating leases, net of accumulated depreciation (2016 - $548.2 and 2015 - $498.8)	1,522.9	1,355.5
Other assets	260.6	163.1

TOTAL ASSETS	$8,330.5	$8,050.4

LIABILITIES

Accounts payable, accrued expenses and other	$252.3	$238.6
Due to PACCAR and affiliates	16.2	14.9
Commercial paper	1,343.5	1,434.4
Medium-term notes	4,733.5	4,399.7
Deferred taxes and other liabilities	812.0	785.9

TOTAL LIABILITIES	7,157.5	6,873.5

STOCKHOLDER’S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	122.3	116.8
Retained earnings	1,004.9	1,016.0
Accumulated other comprehensive income (loss)	.3	(1.4)

TOTAL STOCKHOLDER’S EQUITY	1,173.0	1,176.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,330.5	$8,050.4

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS

	Year ended December 31
(Millions of Dollars)	2016	2015	2014
OPERATING ACTIVITIES

Net income	$88.9	$112.8	$108.6
Items included in net income not affecting cash:
Depreciation and amortization	291.9	260.1	242.4
Provision for losses on receivables	12.3	7.4	5.3
Deferred taxes	30.2	7.9	(37.9)
Administrative fees for services from PACCAR	5.5	4.5	4.7
Change in tax-related balances with PACCAR	(5.6)	(13.3)	205.5
Decrease in payables and other	(36.3)	(27.7)	(1.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	386.9	351.7	527.4

INVESTING ACTIVITIES

Finance and other receivables originated	(1,651.0)	(1,989.9)	(1,967.3)
Collections on finance and other receivables	1,621.5	1,749.0	1,638.3
Net decrease (increase) in wholesale receivables	206.8	(223.7)	(165.4)
Loans to PACCAR and affiliates	(542.0)	(173.0)	(180.0)
Collections on loans from PACCAR and affiliates	380.5	315.0	45.0
Net (increase) decrease in other receivables and leases to PACCAR and affiliates	(58.6)	117.6	20.0
Acquisition of equipment for operating leases, primarily from PACCAR	(624.0)	(518.2)	(488.9)
Proceeds from disposal of equipment	132.9	180.1	171.1
Other	5.3		(23.6)

NET CASH USED IN INVESTING ACTIVITIES	(528.6)	(543.1)	(950.8)

FINANCING ACTIVITIES

Dividends paid	(100.0)
Net (decrease) increase in short-term commercial paper	(89.4)	(65.4)	350.8
Proceeds from medium-term notes and other commercial paper	1,597.8	1,306.2	1,100.0
Payments of medium-term notes and other commercial paper	(1,255.4)	(1,057.0)	(800.0)
Payments on loans from PACCAR			(218.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	153.0	183.8	432.8

NET INCREASE (DECREASE) IN CASH	11.3	(7.6)	9.4
CASH AT BEGINNING OF YEAR	35.3	42.9	33.5

CASH AT END OF YEAR	$46.6	$35.3	$42.9

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY

	Year ended December 31
(Millions of Dollars)	2016	2015	2014
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0

Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5

Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	116.8	112.3	107.6
Investments from PACCAR	5.5	4.5	4.7

Balance at end of year	122.3	116.8	112.3

RETAINED EARNINGS

Balance at beginning of year	1,016.0	903.2	794.6
Net income	88.9	112.8	108.6
Dividends paid	(100.0)

Balance at end of year	1,004.9	1,016.0	903.2

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of year	(1.4)	(1.2)	(2.7)
Net unrealized gain (loss)	1.7	(.2)	1.5

Balance at end of year	.3	(1.4)	(1.2)

TOTAL STOCKHOLDER’S EQUITY	$1,173.0	$1,176.9	$1,059.8

See Notes to Financial Statements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

On average, modifications extended contractual terms by approximately three months and five months in 2016 and 2015, respectively, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2016 or 2015.

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

In determining the fair value of the collateral, the Company uses a pricing matrix and categorizes the fair value as Level 2 in the hierarchy of fair value measurement. The pricing matrix is reviewed quarterly and updated as appropriate. The pricing matrix considers the make, model and year of the equipment as well as recent sales prices of comparable equipment sold individually, which is the lowest unit of account, through wholesale channels to the Company’s dealers (principal market). The fair value of the collateral also considers the overall condition of the equipment.

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

Revenue Recognition:

Interest income from finance and other receivables is recognized using the interest method. Certain loan and lease origination costs are deferred and amortized to interest income over the expected life of the contracts, generally 36 to 60 months, using the straight-line method which approximates the interest method. For operating leases, rental revenue is recognized on a straight-line basis over the lease term.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2016 or December 31, 2015. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

Derivative Financial Instruments:

As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest-rate risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment.

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio was $2.4 at December 31, 2016.

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

Income Taxes:

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2016, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2011. PACCAR’s tax returns remain subject to examination in most jurisdictions for the years ranging from 2012 through 2016.

Preferred Stock:

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company’s Board of Directors.

New Accounting Pronouncements:

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendment in this ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. This standard should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the standard retrospectively, the standard would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of

Credit Losses on Financial Instruments. The amendment in this ASU requires entities having financial assets measured at amortized cost to estimate credit reserves under an expected credit loss model rather than the current incurred loss model. Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, but not earlier than annual and interim periods beginning after December 15, 2018. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which amends the existing accounting standards for leases. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. This ASU requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact on its financial statements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment in this ASU addresses the recognition, measurement, presentation and disclosure of financial instruments. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. This amendment is applied with a cumulative effect adjustment as of the beginning of the period of adoption. The Company is currently evaluating the impact on its financial statements.

In November 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU will not have a material impact on the Company’s financial statements. The Company expects to adopt it on the effective date of January 1, 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The FASB has subsequently issued several related ASUs to clarify the implementation guidance in ASU 2014-09. The standard may be applied retrospectively to each prior period presented or modified retrospectively with the cumulative effect recognized as of the date of initial application. The Company expects to adopt this ASU in January 2018 on a modified retrospective basis, with the cumulative effect adjustment recognized into retained earnings as of January 1, 2018. The impact of adopting this ASU is not expected to have a significant impact on the Company’s financial statements as leases and financial instruments, which comprise a majority of the Company’s revenue, are excluded from the scope of this guidance. The Company will continue to evaluate the new standard, including any new interpretive guidance, and any related impact to its financial statements.

The Company adopted the following standards effective January 1, 2016, none of which had a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2015-03	Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

2015-15	Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measure of Debt Issuance Costs Associated with Line-of-Credit Arrangements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables include the following:

	December 31	December 31
	2016	2015
Retail loans	$2,948.6	$2,898.4
Retail direct financing leases	1,644.7	1,717.3
Dealer wholesale financing	760.3	967.1
Dealer master notes	23.8	43.0
Operating lease receivables and other	65.9	62.1
Unearned interest on finance leases	(149.0)	(165.3)

	5,294.3	5,522.6
Less allowance for credit losses:
Loans and leases	(56.3)	(55.5)
Dealer wholesale financing	(2.0)	(2.7)
Operating lease receivables and other	(1.1)	(1.1)

	$5,234.9	$5,463.3

Annual minimum payments due on loans and leases are as follows:

	Loans	Finance leases
2017	$865.9	$437.2
2018	761.1	379.0
2019	623.0	324.4
2020	454.1	239.6
2021	239.6	137.1
Thereafter	28.7	76.9

	$2,972.4	$1,594.2

Estimated residual values included with finance leases amounted to $50.5 in 2016 and $48.0 in 2015. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, collection experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2016
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.7	$9.2	$46.3	$1.1	$59.3
(Benefit) provision for losses	(.7)	(.7)	12.9	.8	12.3
Charge-offs			(12.7)	(.8)	(13.5)
Recoveries			1.3		1.3

Balance at December 31	$2.0	$8.5	$47.8	$1.1	$59.4

	2015
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.8	$10.4	$42.0	$.8	$56.0
(Benefit) provision for losses	(.1)	(1.2)	8.0	.7	7.4
Charge-offs			(5.5)	(.5)	(6.0)
Recoveries			1.8	.1	1.9

Balance at December 31	$2.7	$9.2	$46.3	$1.1	$59.3

	2014
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$3.0	$11.5	$40.0	$.8	$55.3
(Benefit) provision for losses	(.2)	(1.1)	6.4	.2	5.3
Charge-offs			(5.9)	(.2)	(6.1)
Recoveries			1.5		1.5

Balance at December 31	$2.8	$10.4	$42.0	$.8	$56.0

*	Operating lease and other trade receivables

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At December 31, 2016	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$31.4	$31.4

Allowance for impaired finance receivables determined individually			$2.5	$2.5

Recorded investment for finance receivables evaluated collectively	$760.3	$1,248.7	$3,188.0	$5,197.0

Allowance for finance receivables determined collectively	$2.0	$8.5	$45.3	$55.8

	Dealer		Customer
At December 31, 2015	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$23.6	$23.6

Allowance for impaired finance receivables determined individually			$3.3	$3.3

Recorded investment for finance receivables evaluated collectively	$967.1	$1,398.6	$3,071.2	$5,436.9

Allowance for finance receivables determined collectively	$2.7	$9.2	$43.0	$54.9

The recorded investment for finance receivables that are on non-accrual status is as follows:

	December 31 2016	December 31 2015
Fleet	$29.9	$21.7
Owner/Operator	1.5	1.9

	$31.4	$23.6

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2016 and 2015 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At December 31, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve			$11.3	$1.1	$12.4
Associated allowance			(1.9)	(.2)	(2.1)

Net carrying amount of impaired loans with a specific reserve			9.4	.9	10.3
Impaired loans with no specific reserve			10.0	.2	10.2

Net carrying amount of impaired loans			$19.4	$1.1	$20.5

Average recorded investment for impaired loans			$17.5	$1.7	$19.2

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve			$13.1	$1.6	$14.7
Associated allowance			(2.8)	(.3)	(3.1)

Net carrying amount of impaired loans with a specific reserve			10.3	1.3	11.6
Impaired loans with no specific reserve			6.4	.2	6.6

Net carrying amount of impaired loans			$16.7	$1.5	$18.2

Average recorded investment for impaired loans			$18.7	$1.6	$20.3

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	2016	2015	2014
Fleet	$1.0	$1.0	$.9
Owner/Operator	.2	.3	.4

	$1.2	$1.3	$1.3

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of December 31, 2016 and 2015.

The Company has contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 12.1%, 13.8% and 14.4% of total Interest and other revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The Company retains as collateral a security interest in the related equipment.

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
At December 31, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$757.4	$1,248.7	$2,761.9	$421.0	$5,189.0
Watch	2.9		4.4	.7	8.0
At-risk			30.0	1.4	31.4

	$760.3	$1,248.7	$2,796.3	$423.1	$5,228.4

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$949.1	$1,398.6	$2,638.8	$423.8	$5,410.3
Watch	18.0		8.2	.4	26.6
At-risk			21.7	1.9	23.6

	$967.1	$1,398.6	$2,668.7	$426.1	$5,460.5

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At December 31, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past-due	$760.3	$1,248.7	$2,784.5	$421.4	$5,214.9
31 – 60 days past-due			5.8	.9	6.7
Greater than 60 days past-due			6.0	.8	6.8

	$760.3	$1,248.7	$2,796.3	$423.1	$5,228.4

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past-due	$967.1	$1,398.6	$2,656.0	$424.9	$5,446.6
31 – 60 days past-due			4.0	.5	4.5
Greater than 60 days past-due			8.7	.7	9.4

	$967.1	$1,398.6	$2,668.7	$426.1	$5,460.5

Troubled Debt Restructurings

The balance of TDRs was $18.1 and $15.9 at December 31, 2016 and 2015, respectively. At modification date, the pre- and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	2016		2015
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$17.8	$17.8	$9.9	$9.9
Owner/Operator			.5	.5

	$17.8	$17.8	$10.4	$10.4

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2016 and 2015.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past due) during the periods by portfolio class are as follows:

	Year ended December 31
	2016	2015
Fleet	$.3	$5.0
Owner/Operator		.1

	$.3	$5.1

The TDRs that subsequently defaulted during 2016 did not significantly impact the Company’s allowance for credit losses at December 31, 2016. The TDRs that subsequently defaulted during 2015 included one fleet customer and resulted in a specific reserve of $1.4 as of December 31, 2015, which was charged off in 2016.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at December 31, 2016 and 2015 was $15.5 and $7.2, respectively. Proceeds from the sales of repossessed assets were $21.5, $11.6 and $18.6 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Income.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2017 of $774.9 are due as follows: $305.6 in 2017, $232.1 in 2018, $139.1 in 2019, $67.0 in 2020, and $31.1 in 2021 and thereafter. Depreciation expense related to equipment on operating leases was $275.7, $245.2 and $231.0 in 2016, 2015 and 2014, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2016, 2015 and 2014 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia. Loans to these foreign affiliates during 2016 and 2015 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth, and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Loans due to PACCAR of $218.0 were repaid upon maturity in February 2014. The Company recognized interest expense of $1.8 in 2014 on the borrowings from PACCAR. Cash paid for interest on these borrowings was $7.5 in 2014.

Amounts outstanding at December 31, 2016 and 2015, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	December 31	December 31
	2016	2015
Due from PACCAR and affiliates
Loans due from PACCAR	$756.5	$723.5
Loans due from foreign finance affiliates	413.0	223.0
Direct financing leases due from affiliate	.5	.5
Tax-related receivable due from PACCAR	7.1	1.5
Receivables	88.4	84.7

	$1,265.5	$1,033.2

Due to PACCAR and affiliates
Payables	$16.2	$14.9

	$16.2	$14.9

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR represents the related tax benefit to be settled with PACCAR.

The Company provides direct financing leases to dealer locations operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of December 31, 2016 in the amount of $2.0 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. Fees for the services were $5.5, $4.5 and $4.7 in 2016, 2015 and 2014, respectively, and are included in Additional paid-in capital.

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

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $3.3, $3.5 and $2.4 for the years 2016, 2015 and 2014, respectively, and are included in Selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for the defined contribution plan were $1.3, $1.2 and $1.1 for the years 2016, 2015 and 2014, respectively, and are included in Selling, general and administrative expenses.

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive income (AOCI) of $.3 and loss of $1.4 at December 31, 2016 and 2015, respectively, is comprised of the unrealized net gain (loss) on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance at beginning of year	$(1.4)	$(1.2)	$(2.7)
Amounts recorded in AOCI
Unrealized loss on derivative contracts	(.8)	(7.5)	(7.4)
Income tax effect	.3	2.9	2.7
Amounts reclassified out of AOCI
Interest and other borrowing costs	3.5	7.2	9.9
Income taxes	(1.3)	(2.8)	(3.7)

Net other comprehensive income (loss)	1.7	(.2)	1.5

Balance at end of year	$.3	$(1.4)	$(1.2)

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS

Interest-rate contracts involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. The Company is exposed to interest-rate risk caused by market volatility as a result of its borrowing activities. The objective of these contracts is to mitigate the fluctuations on earnings, cash flows and fair value of borrowings. Net amounts paid or received are reflected as adjustments to interest expense.

At December 31, 2016, the notional amount of these contracts totaled $1,036.0 with amounts expiring over the next five years. Notional maturities for all interest-rate contracts are $150.0 for 2017, $460.0 for 2018, $326.0 for 2019, $40.0 for 2020 and $60.0 for 2021. The majority of these contracts are floating to fixed rate swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	As of December 31
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Interest-rate contracts:
Other assets	$2.4		$1.5
Accounts payable, accrued expenses and other		$4.1		$3.3

Gross amounts recognized in Balance Sheets	2.4	4.1	1.5	3.3

Less amounts not offset in financial instruments	(.6)	(.6)	(.8)	(.8)

Pro-forma net amount	$1.8	$3.5	$.7	$2.5

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the years ended December 31, 2016, 2015 and 2014. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is four years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The amount of loss recorded in AOCI at December 31, 2016 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $.9, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing costs in the Statements of Income as follows:

	Year ended December 31
	2016	2015	2014
Interest-rate swaps	$5.5	$(.9)
Term notes	$(6.4)	$.6

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE G – BORROWINGS

The carrying amounts of borrowings are summarized as follows:

	As of December 31
	2016		2015
	Effective Rate	Borrowings	Effective Rate	Borrowings
Commercial paper	.7%	$1,343.5	.4%	$1,434.4
Medium-term notes	1.6%	4,733.5	1.4%	4,399.7

	1.4%	$6,077.0	1.1%	$5,834.1

Commercial paper and medium-term notes borrowings were $6,077.0 and $5,834.1 at December 31, 2016 and 2015, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(17.0) and $(8.7) at December 31, 2016 and 2015, respectively. The effective rate is the weighted average rate as of December 31, 2016 and includes the effects of interest-rate swap agreements.

The annual principal maturities of the borrowings are as follows:

	Commercial Paper	Term Notes	Total
2017	$1,344.0	$1,300.0	$2,644.0
2018		1,300.0	1,300.0
2019		1,400.0	1,400.0
2020		250.0	250.0
2021		500.0	500.0

	$1,344.0	$4,750.0	$6,094.0

Interest expense on borrowings amounted to $77.3, $60.3, and $51.8 for 2016, 2015 and 2014, respectively. Interest paid on borrowings was $74.7, $56.1, and $50.7 in 2016, 2015 and 2014, respectively.

In November 2015, the Company filed a shelf registration statement under the Securities Act of 1933. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during the period.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2016. Of this amount, $1,000.0 expires in June 2017, $1,000.0 expires in June 2020 and $1,000.0 expires in June 2021. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,953.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,047.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2016.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE I – INCOME TAXES

The Company’s effective income tax rate was 36.1% for 2016 compared to 38.1% for 2015.

The provision for income taxes consisted of the following:

	Year ended December 31
	2016	2015	2014
Current provision
Federal	$19.2	$60.4	$102.8
State	.9	1.1	1.5

	20.1	61.5	104.3

Deferred provision (benefit)
Federal	28.7	.3	(44.3)
State	1.5	7.6	6.4

	30.2	7.9	(37.9)

Total provision for income taxes	$50.3	$69.4	$66.4

A reconciliation between the statutory federal income tax rate to the actual provision for income taxes is shown below:

	Year ended December 31
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State	1.1%	3.1%	3.0%
Other			(.1%)

	36.1%	38.1%	37.9%

Cash paid for income taxes was $1.5, $3.6, and $3.7 in 2016, 2015 and 2014, respectively.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	December 31 2016	December 31 2015
Deferred tax assets:
Allowance for losses on receivables	$22.5	$22.6
Derivative liability		1.2
Other	14.7	8.0
Deferred tax liabilities:
Asset capitalization and depreciation	(840.8)	(805.5)
Derivative asset	(1.3)

Net deferred tax liability	$(804.9)	$(773.7)

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2016. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

Level 2	December 31 2016	December 31 2015
Assets:
Impaired loans, net of specific reserves (2016 - $1.0 and 2015 - $2.3)	$1.9	$9.0
Used trucks held for sale	100.4	16.9
Derivative contracts	2.4	1.5
Liabilities:
Derivative contracts	$4.1	$3.3

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at December 31, 2016 and 2015 were $14.1 and $3.7 during 2016 and 2015, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	December 31		December 31
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR	$648.0	$648.4	$608.5	$611.4
Due from foreign finance affiliates	218.0	219.4	96.0	96.8
Fixed rate loans	2,796.0	2,816.2	2,790.3	2,842.9
Liabilities:
Fixed rate debt	$4,193.1	$4,191.4	$3,699.7	$3,716.1

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE K – QUARTERLY RESULTS (UNAUDITED)

	QUARTER
	First	Second	Third	Fourth
2016
Interest and other revenues	$150.7	$154.1	$156.6	$162.3
Income before income taxes	38.3	33.9	31.4	35.6
Net income	24.3	21.0	21.6	22.0

2015
Interest and other revenues	$142.5	$151.3	$160.0	$150.3
Income before income taxes	46.0	44.9	46.9	44.4
Net income	29.2	27.6	28.3	27.7

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company believes that any reasonably possible range of losses with respect to these matters in addition to amounts accrued is not material to the Company’s financial statements.

At December 31, 2016, the Company has loan and lease commitments of $234.8 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $1.0 and $1.0 in 2016 and 2015, respectively.

Other Fees

The Company was charged $.2 and $.1 in 2016 and 2015, respectively, by the principal accountant for tax consulting services.

As a wholly owned subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2016 proxy statement. During the year ended December 31, 2016, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income

– Years Ended December 31, 2016, 2015, and 2014

Statements of Comprehensive Income

– Years Ended December 31, 2016, 2015, and 2014

Balance Sheets

– December 31, 2016 and 2015

Statements of Cash Flows

– Years Ended December 31, 2016, 2015, and 2014

Statements of Stockholder’s Equity

– Years Ended December 31, 2016, 2015, and 2014

Notes to Financial Statements

– December 31, 2016, 2015, and 2014

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

PACCAR Financial Corp.

Date February 21, 2017	/s/ T. R. Hubbard
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
T. R. Hubbard

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)		Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended*	10-K	February 26, 2015	3.1	001-11677

	(ii)	Restated By-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series M	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(e)	Form of InterNotes, Series C	S-3	November 5, 2015	4.4	333-207838

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)		Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the each of the five years ended December 31, 2012 – 2016.*

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the each of the five years ended December 31, 2012 – 2016.*

(23)		Consent of Independent Registered Public Accounting Firm*

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

PACCAR Financial Corp.

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith