Form 10-Q
period 2017-03-31
PACCAR FINANCIAL CORP
filed 2017-05-04
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip code)

(425) 468-7100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☒	Smaller reporting company:	☐

Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $100 par value – 145,000 shares as of April 28, 2017

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. – FORM 10-Q

PACCAR FINANCIAL CORP. – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended March 31
	2017	2016
Interest and fee income	$57.7	$59.2
Operating lease and rental revenues	92.7	84.8
Used truck sales and other revenues	15.7	6.7

TOTAL INTEREST AND OTHER REVENUES	166.1	150.7

Interest and other borrowing costs	23.4	19.3
Depreciation and other rental expenses	91.7	72.3
Cost of used truck sales and other expenses	15.0	6.5
Selling, general and administrative expenses	13.0	12.4
Provision for losses on receivables	3.0	1.9

TOTAL EXPENSES	146.1	112.4

INCOME BEFORE INCOME TAXES	20.0	38.3

Income taxes	7.5	14.0

NET INCOME	$12.5	$24.3

COMPREHENSIVE INCOME	$13.1	$21.6

RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,004.9	$1,016.0

RETAINED EARNINGS AT END OF PERIOD	$1,017.4	$1,040.3

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	March 31 2017	December 31 2016*
	(Unaudited)
ASSETS
Cash	$30.7	$46.6
Finance and other receivables, net of allowance for credit losses (2017 - $58.3 and 2016 - $59.4)	5,136.3	5,234.9
Due from PACCAR and affiliates	1,123.8	1,265.5
Equipment on operating leases, net of accumulated depreciation (2017 - $582.4 and 2016 - $548.2)	1,511.0	1,522.9
Other assets	250.9	260.6

TOTAL ASSETS	$8,052.7	$8,330.5

LIABILITIES
Accounts payable, accrued expenses and other	$231.7	$252.3
Due to PACCAR and affiliates	25.5	16.2
Commercial paper	1,170.6	1,343.5
Medium-term notes	4,631.8	4,733.5
Deferred taxes and other liabilities	803.8	812.0

TOTAL LIABILITIES	6,863.4	7,157.5

STOCKHOLDER’S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	125.5	122.3
Retained earnings	1,017.4	1,004.9
Accumulated other comprehensive income	.9	.3

TOTAL STOCKHOLDER’S EQUITY	1,189.3	1,173.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,052.7	$8,330.5

*	The December 31, 2016 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Three Months Ended March 31
	2017	2016
OPERATING ACTIVITIES
Net income	$12.5	$24.3
Items included in net income not affecting cash:
Depreciation and amortization	87.2	68.8
Provision for losses on receivables	3.0	1.9
Deferred taxes	(7.5)	(8.8)
Administrative fees for services from PACCAR	3.2	3.0
Change in tax-related balances with PACCAR	21.5	22.8
Increase (decrease) in payables and other	15.5	(46.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	135.4	65.1

INVESTING ACTIVITIES
Finance and other receivables originated	(281.7)	(337.9)
Collections on finance and other receivables	390.0	379.2
Net (increase) decrease in wholesale receivables	(19.9)	71.8
Loans to PACCAR and affiliates	(25.0)	(122.0)
Collections on loans from PACCAR and affiliates	101.0	120.0
Net decrease in other receivables and leases to PACCAR and affiliates	20.7	30.3
Acquisition of equipment for operating leases, primarily from PACCAR	(94.3)	(120.8)
Proceeds from disposal of equipment	49.8	25.9
Other	(17.9)	(3.1)

NET CASH PROVIDED BY INVESTING ACTIVITIES	122.7	43.4

FINANCING ACTIVITIES
Net decrease in short-term commercial paper	(172.9)	(115.3)
Proceeds from medium-term notes and other commercial paper	398.9	498.0
Payments of medium-term notes and other commercial paper	(500.0)	(500.0)

NET CASH USED IN FINANCING ACTIVITIES	(274.0)	(117.3)

NET DECREASE IN CASH	(15.9)	(8.8)

CASH AT BEGINNING OF PERIOD	46.6	35.3

CASH AT END OF PERIOD	$30.7	$26.5

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The FASB has subsequently issued several related ASUs to clarify the implementation guidance in ASU 2014-09. This standard may be applied retrospectively to each prior period presented or modified retrospectively with a cumulative effect recognized as of the date of initial application. The Company expects to adopt this ASU in January 2018 on a modified retrospective basis, with the cumulative effect adjustment recognized into retained earnings as of January 1, 2018. The impact of adopting this ASU is not expected to have a significant impact on the Company’s financial statements as leases and financial instruments, which comprise a majority of the Company’s revenue, are excluded from the scope of this guidance. The Company will continue to evaluate the new standard, including any new interpretive guidance, and any related impact to its financial statements.

The Company adopted the following standard effective January 1, 2017, which did not have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2015-11	Inventory (Topic 330): Simplifying the Measurement of Inventory.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B - Finance and Other Receivables

The Company’s finance and other receivables include the following:

	March 31 2017	December 31 2016
Retail loans	$2,878.4	$2,948.6
Retail direct financing leases	1,582.9	1,644.7
Dealer wholesale financing	780.2	760.3
Dealer master notes	24.3	23.8
Operating lease receivables and other	69.3	65.9
Unearned interest on finance leases	(140.5)	(149.0)

	5,194.6	5,294.3
Less allowance for credit losses:
Loans and leases	(55.2)	(56.3)
Dealer wholesale financing	(2.0)	(2.0)
Operating lease receivables and other	(1.1)	(1.1)

	$5,136.3	$5,234.9

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2017 or December 31, 2016. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately two months in 2017 and three months in 2016, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2017 or December 31, 2016.

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

The allowance for credit losses is summarized as follows:

	2017
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.0	$8.5	$47.8	$1.1	$59.4
(Benefit) provision for losses		(.3)	3.3		3.0
Charge-offs			(4.6)		(4.6)
Recoveries			.5		.5

Balance at March 31	$2.0	$8.2	$47.0	$1.1	$58.3

	2016
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.7	$9.2	$46.3	$1.1	$59.3
(Benefit) provision for losses	(.1)	(.4)	1.8	.6	1.9
Charge-offs			(4.0)	(.3)	(4.3)
Recoveries			.5		.5

Balance at March 31	$2.6	$8.8	$44.6	$1.4	$57.4

*	Operating lease and other trade receivables

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At March 31, 2017	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$32.9	$32.9
Allowance for impaired finance receivables determined individually			$2.9	$2.9
Recorded investment for finance receivables evaluated collectively	$780.2	$1,185.9	$3,126.3	$5,092.4
Allowance for finance receivables determined collectively	$2.0	$8.2	$44.1	$54.3

	Dealer		Customer
At December 31, 2016	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$31.4	$31.4
Allowance for impaired finance receivables determined individually			$2.5	$2.5
Recorded investment for finance receivables evaluated collectively	$760.3	$1,248.7	$3,188.0	$5,197.0
Allowance for finance receivables determined collectively	$2.0	$8.5	$45.3	$55.8

The recorded investment for finance receivables that are on non-accrual status is as follows:

	March 31 2017	December 31 2016
Fleet	$30.2	$29.9
Owner/operator	2.7	1.5

	$32.9	$31.4

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of March 31, 2017 and December 31, 2016 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At March 31, 2017	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve			$13.3	$1.8	$15.1
Associated allowance			(2.0)	(.4)	(2.4)

Net carrying amount of impaired loans with a specific reserve			11.3	1.4	12.7
Impaired loans with no specific reserve			8.1	.2	8.3

Net carrying amount of impaired loans			$19.4	$1.6	$21.0

Average recorded investment for impaired loans*			$17.9	$1.7	$19.6

*	Represents the average during the 12 months ended March 31, 2017

	Dealer		Customer Retail
At December 31, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve			$11.3	$1.1	$12.4
Associated allowance			(1.9)	(.2)	(2.1)

Net carrying amount of impaired loans with a specific reserve			9.4	.9	$10.3
Impaired loans with no specific reserve			10.0	.2	10.2

Net carrying amount of impaired loans			$19.4	$1.1	$20.5

Average recorded investment for impaired loans*			$17.3	$1.7	$19.0

*	Represents the average during the 12 months ended March 31, 2016

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended
	March 31
	2017	2016
Fleet	$.3	$.2
Owner/operator		.1

	$.3	$.3

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of March 31, 2017 or December 31, 2016. The Company retains as collateral a security interest in the related equipment.

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
At March 31, 2017	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$780.2	$1,185.9	$2,701.8	$413.7	$5,081.6
Watch			10.1	.7	10.8
At-risk			30.2	2.7	32.9

	$780.2	$1,185.9	$2,742.1	$417.1	$5,125.3

	Dealer		Customer Retail
At December 31, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$757.4	$1,248.7	$2,761.9	$421.0	$5,189.0
Watch	2.9		4.4	.7	8.0
At-risk			30.0	1.4	31.4

	$760.3	$1,248.7	$2,796.3	$423.1	$5,228.4

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At March 31, 2017	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$780.2	$1,185.9	$2,735.4	$415.1	$5,116.6
31 – 60 days past due			3.0	1.1	4.1
Greater than 60 days past due			3.7	.9	4.6

	$780.2	$1,185.9	$2,742.1	$417.1	$5,125.3

	Dealer		Customer Retail
At December 31, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$760.3	$1,248.7	$2,784.5	$421.4	$5,214.9
31 – 60 days past due			5.8	.9	6.7
Greater than 60 days past due			6.0	.8	6.8

	$760.3	$1,248.7	$2,796.3	$423.1	$5,228.4

Troubled Debt Restructurings

The balance of TDRs was $24.4 at March 31, 2017 and $18.1 at December 31, 2016. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended March 31
	2017		2016
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$8.8	$8.8	$6.7	$6.7
Owner/operator

	$8.8	$8.8	$6.7	$6.7

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2017 and 2016.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past due) during the periods by portfolio class are as follows:

	Three Months Ended
	March 31
	2017	2016
Fleet
Owner/operator		$.1

		$.1

There were no finance receivables modified as TDRs during the last twelve months that subsequently defaulted in the three months ended March 31, 2017. During the three months ended March 31, 2016, the TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at March 31, 2017 and December 31, 2016 was $16.6 and $15.5, respectively.

Proceeds from sales of repossessed assets were $8.0 and $4.1 for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2017 and full year 2016 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia. Loans to these foreign affiliates during 2017 and 2016 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make aggregate loans to the foreign affiliates in excess of the equivalent of $500.0 U.S. dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at March 31, 2017 and December 31, 2016, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	March 31 2017	December 31 2016
Due from PACCAR and affiliates
Loans due from PACCAR	$723.0	$756.5
Loans due from foreign finance affiliates	361.0	413.0
Direct financing leases due from affiliate	.6	.5
Tax-related receivable due from PACCAR		7.1
Receivables	39.2	88.4

	$1,123.8	$1,265.5

Due to PACCAR and affiliates
Tax-related payables due to PACCAR	$14.4
Payables	11.1	16.2

	$25.5	$16.2

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31
	2017	2016
Net income	$12.5	$24.3
Other comprehensive income (loss)
Derivative contracts increase (decrease)	.6	(2.7)

Total comprehensive income	$13.1	$21.6

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (AOCI) of $.9 and $.3 at March 31, 2017 and December 31, 2016, respectively, is comprised of the unrealized net gain (loss) on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended
	March 31
	2017	2016
Balance at beginning of period	$.3	$(1.4)
Amounts recorded in AOCI
Unrealized gain (loss) on derivative contracts	.4	(5.5)
Income tax effect	(.1)	2.1
Amounts reclassified out of AOCI
Interest and other borrowing costs	.5	1.1
Income tax effect	(.2)	(.4)

Net other comprehensive income (loss)	.6	(2.7)

Balance at end of period	$.9	$(4.1)

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

Level 2	March 31 2017	December 31 2016
Assets:
Impaired loans, net of specific reserves (2017 - $1.0 and 2016 - $1.0)	$.2	$1.9
Used trucks held for sale	104.5	100.4
Derivative contracts	2.0	2.4

Liabilities:
Derivative contracts	$5.3	$4.1

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

units held at March 31, 2017 and 2016 were $9.0 and $2.0 during the first three months of 2017 and 2016, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31 2017		December 31 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Due from PACCAR	$673.0	$672.0	$648.0	$648.4
Due from foreign finance affiliates	172.0	172.7	218.0	219.4
Fixed rate loans	2,727.1	2,747.5	2,796.0	2,816.2

Liabilities:
Fixed rate debt	$4,091.3	$4,078.0	$4,193.1	$4,191.4

PACCAR FINANCIAL CORP. – FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

At March 31, 2017, the notional amount of these contracts totaled $1,103.6 with amounts expiring over the next four years. Notional maturities for all interest-rate contracts are $130.0 for the remainder of 2017, $460.0 for 2018, $326.0 for 2019, $125.0 for 2020, $62.6 for 2021. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	March 31 2017		December 31 2016
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$2.0		$2.4
Accounts payable, accrued expenses and other		$5.3		$4.1

Gross amounts recognized in Balance Sheets	2.0	5.3	2.4	4.1

Less amounts not offset in financial instruments	(.7)	(.7)	(.6)	(.6)

Pro-forma net amount	$1.3	$4.6	$1.8	$3.5

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio was $2.0 and $2.4 at March 31, 2017 and December 31, 2016, respectively.

The Company uses regression analysis to assess effectiveness of interest-rate contracts on a quarterly basis. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the three months ended March 31, 2017 and 2016. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

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

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The amount of loss recorded in AOCI at March 31, 2017 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $.3, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing costs as follows:

	Three Months Ended
	March 31
	2017	2016
Interest-rate swaps	$1.3	$(2.0)
Term notes	$(1.3)	$1.6

NOTE G – Income Taxes

The effective income tax rate for the first quarter of 2017 was 37.5% compared to 36.6% for the first quarter of 2016, reflecting higher state tax expense in 2017 compared to 2016.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. – FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended
	March 31
	2017	2016	% Change
New business volume by product:
Retail loans and direct financing leases	$242.0	$302.4	(20)
Equipment on operating leases	94.0	122.2	(23)
Dealer master notes	35.0	27.3	28

	$371.0	$451.9	(18)

Average earning assets by product:
Retail loans and direct financing leases	$4,368.4	$4,429.8	(1)
Equipment on operating leases	1,508.5	1,349.7	12
Dealer wholesale financing	775.3	949.0	(18)
Dealer master notes	25.0	37.0	(32)

	$6,677.2	$6,765.5	(1)

Revenue by product:
Retail loans and direct financing leases	$51.3	$52.0	(1)
Equipment on operating leases	92.7	84.8	9
Dealer wholesale financing	5.8	6.7	(13)
Dealer master notes	.3	.3
Used truck sales, other revenues and fees	16.0	6.9	132

	$166.1	$150.7	10

Income before income taxes	$20.0	$38.3	(48)

New Business Volume

New business volume from retail loans and direct financing leases in the first quarter of 2017 decreased to $242.0 from $302.4 in the first quarter of 2016 due to lower sales of PACCAR trucks in 2017. Equipment on operating leases new business volume decreased to $94.0 in the first quarter of 2017 from $122.2 in the first quarter of 2016, primarily due to lower fleet business in 2017. Dealer master notes new business volume increased to $35.0 in the first quarter of 2017 from $27.3 in the first quarter of 2016 due to increased finance volume from dealers.

In the first quarter of 2017, market share on new PACCAR trucks was 19.8% compared to 19.4% in the first quarter of 2016.

PACCAR FINANCIAL CORP. – FORM 10-Q

Income Before Income Taxes

The Company’s income before income taxes was $20.0 for the first quarter of 2017 compared to $38.3 for the first quarter of 2016. The decrease in income before income taxes in 2017 was primarily the result of lower operating lease margin of $11.5, lower finance margin of $5.6 and higher provision for losses of $1.1.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $174.4 at March 31, 2017 and $205.5 at December 31, 2016. These trucks are primarily related to units returned from matured operating leases in the ordinary course of business, and may also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales. In the first quarter, the Company recognized losses on used trucks, excluding repossessions, of $13.3 in 2017 and $3.8 in 2016, including losses on multiple unit transactions of $8.5 in 2017 and $1.1 in 2016. Used truck losses related to repossessions, which are recognized as credit losses, were not significant for the first quarters of 2017 and 2016.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended March 31, 2017 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended March 31, 2016	$59.2	$19.3	$39.9
(Decrease) increase
Average finance receivables	(2.5)		(2.5)
Average receivables from PACCAR and affiliates	.6		.6
Average debt balances		.5	(.5)
Yields	.4		.4
Borrowing rates		3.6	(3.6)

Total (decrease) increase	(1.5)	4.1	(5.6)

Three Months Ended March 31, 2017	$57.7	$23.4	$34.3

•	Average finance receivables decreased $247.1 in the first quarter of 2017 primarily due to lower dealer wholesale financing and a lower retail portfolio.

•	Average receivables from PACCAR and affiliates increased $173.6 in the first quarter of 2017 as a result of new loans to affiliated companies exceeding collections.

•	Average debt balances increased $133.5 in the first quarter of 2017, reflecting funding requirements for the portfolio and affiliated companies.

•	Average yields increased primarily due to higher yields on receivables from PACCAR and affiliates (1.47% in the first quarter of 2017, compared to 1.23% in the first quarter of 2016). Average yields on customer finance receivables were 4.19% in the first quarter of 2017, compared to 4.21% in the first quarter of 2016.

•	Average borrowing rates in the first quarter of 2017 were 1.62% compared to 1.36% in the first quarter of 2016 due to higher debt market interest rates.

PACCAR FINANCIAL CORP. – FORM 10-Q

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended March 31, 2017 are outlined in the table below:

	Operating Lease and Rental Revenues	Depreciation and Other Rental Expenses	Operating Lease Margin
Three Months Ended March 31, 2016	$84.8	$72.3	$12.5
Increase (decrease)
Operating lease impairment		4.1	(4.1)
Results on returned lease assets		8.5	(8.5)
Average operating lease assets	8.9	7.4	1.5
Revenue and cost per asset	(1.0)	(.6)	(.4)

Total increase (decrease)	7.9	19.4	(11.5)

Three Months Ended March 31, 2017	$92.7	$91.7	$1.0

•	Operating lease impairments increased in 2017 reflecting higher operating lease assets and lower used truck market prices.

•	Results on returned lease assets were lower in 2017 compared to 2016 primarily due to higher losses on sales of returned lease units.

•	Average operating lease assets increased due to higher demand for leased vehicles compared to the volume of expiring leases.

•	Revenue and cost per asset decreased by $1.0 and $.6, respectively. Operating lease margin per asset decreased by $.4 primarily due to lower fleet utilization and lower vehicle related expenses.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the first quarter of 2017 compared to the first quarter of 2016:

	Three Months Ended
	March 31
	2017	2016
Used truck sales and other revenues	$15.7	$6.7
Cost of used truck sales and other expenses	15.0	6.5

Results from used trucks and other	$.7	$.2

Results from used trucks and other in the first quarter of 2017 increased by $.5 compared to the first quarter of 2016, primarily due to improved results from the sale of used trucks received on trade.

PACCAR FINANCIAL CORP. – FORM 10-Q

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Three Months Ended	Year Ended	Three Months Ended
	March 31 2017	December 31 2016	March 31 2016
Balance at beginning of period	$59.4	$59.3	$59.3
Provision for losses	3.0	12.3	1.9
Charge-offs	(4.6)	(13.5)	(4.3)
Recoveries	.5	1.3	.5

Balance at end of period	$58.3	$59.4	$57.4

Ratios:
Charge-offs, net of recoveries ($4.1 in 2017) to average total portfolio ($5,168.7 in 2017) annualized at March 31, 2017	.32%	.23%	.28%
Allowance for credit losses ($58.3 in 2017) to period-end total portfolio ($5,194.6 in 2017)	1.12%	1.12%	1.06%
Period-end retail loan and lease receivables past due over 30 days ($8.7 in 2017) to period-end retail loan and lease receivables ($4,320.8 in 2017)	.20%	.30%	.16%

The provision for losses on receivables was $3.0 for the first quarter of 2017, compared to $1.9 for the first quarter of 2016, reflecting continued good portfolio performance.

Retail loan and lease receivables past due over 30 days at March 31, 2017 was .20% compared to ..30% at December 31, 2016, reflecting four fleet customers charged off in 2017, and .16% at March 31, 2016. The Company continues to focus on maintaining low past due balances.

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

The post-modification balance of accounts modified during the three months ended March 31, 2017 and 2016 are summarized below:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$43.4	3.4%	$44.5	3.3%
Insignificant Delay	23.5	1.8%	20.2	1.5%
Credit - No Concession	.2		.4
Credit - TDR	8.8	.7%	6.7	.5%

	$75.9	5.9%	$71.8	5.3%

*	Recorded investment immediately after modification as a percentage of period-end portfolio, on an annualized basis

Modification activity increased in the first quarter of 2017 compared to the first quarter of 2016. The decrease in modifications for commercial reasons primarily reflects lower volumes of refinancing. The increase in modifications for insignificant delay reflects more fleet customers requesting payment relief for up to three months. Credit – TDR modifications increased to $8.8 in 2017 from $6.7 in 2016 mainly due to the contract modifications for one large fleet customer.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.3 of accounts during the first quarter of 2017, $.7 of accounts during the fourth quarter of 2016 and $.1 of accounts during the first quarter of 2016 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2017	December 31 2016	March 31 2016
Pro forma percentage of retail loan and lease accounts 30+ days past due	.21%	.32%	.17%

PACCAR FINANCIAL CORP. – FORM 10-Q

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31 2017		December 31 2016		March 31 2016
Retail loans	$2,878.4	56%	$2,948.6	56%	$2,887.1	53%
Retail leases	1,442.4	28%	1,495.7	28%	1,513.8	28%
Dealer wholesale financing	780.2	15%	760.3	15%	895.3	17%
Dealer master notes	24.3		23.8		31.7	1%
Operating lease receivables and other	69.3	1%	65.9	1%	63.4	1%

Total portfolio	$5,194.6	100%	$5,294.3	100%	$5,391.3	100%

Retail loans and leases decreased to $2,878.4 and $1,442.4 at March 31, 2017 from $2,948.6 and $1,495.7 at December 31, 2016 reflecting collections exceeding new business volume.

Dealer wholesale financing balances increased to $780.2 at March 31, 2017 from $760.3 at December 31, 2016 due to higher dealer new truck inventory.

Dealer master notes were $24.3 at March 31, 2017 compared to $23.8 at December 31, 2016. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of March 31, 2017, the underlying pledged contracts were $87.4 upon which the dealers have available $48.3 as potential additional borrowing capacity.

Income Taxes

The effective income tax rate for the first quarter of 2017 was 37.5% compared to 36.6% for the first quarter of 2016, reflecting higher state tax expense in 2017 compared to 2016.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first quarter of 2017 was $7.5 compared to $8.8 for the first quarter of 2016. The Company’s net deferred tax liability decreased to $797.7 at March 31, 2017 from $804.9 at December 31, 2016 due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2017.

PACCAR FINANCIAL CORP. – FORM 10-Q

Company Outlook

Truck industry Class 8 retail sales in the U.S. in 2017 are expected to be 165,000 – 195,000 units compared to 192,700 units in 2016. Average earning assets in 2017 are expected to be comparable to 2016. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at March 31, 2017 are as follows:

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

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at March 31, 2017. Of this amount, $1,000.0 expires in June 2017, $1,000.0 expires in June 2020 and $1,000.0 expires in June 2021. PACCAR and the Company intend to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,953.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,047.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2017.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. Some of this commercial paper is converted to fixed interest rate debt through the use of interest-rate swaps, which are used to manage interest rate risk. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of March 31, 2017 were $1,171.1 and $4,650.0, respectively.

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

PACCAR FINANCIAL CORP. – FORM 10-Q

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) continues to be relevant.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2016 Annual Report. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2017.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the three months ended March 31, 2017.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 4, 2017	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

/s/ Yi Zhang
Yi Zhang
Controller
(Chief Accounting Officer)

PACCAR FINANCIAL CORP. – FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3.1	001-11677

	(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Form of InterNotes, Series C	S-3	November 5, 2015	4.4	333-207838

(10)	Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434

(12)	Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2017 and 2016*

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three month periods ended March 31, 2017 and 2016*

PACCAR FINANCIAL CORP. – FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith