Form 10-Q
period 2017-09-30
PACCAR FINANCIAL CORP
filed 2017-11-03
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

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

Common Stock, $100 par value—145,000 shares as of October 31, 2017

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. - FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Interest and fee income	$59.6	$60.4	$175.2	$179.2
Operating lease and rental revenues	101.1	88.1	290.6	259.3
Used truck sales and other revenues	12.3	8.1	34.3	22.9

TOTAL INTEREST AND OTHER REVENUES	173.0	156.6	500.1	461.4

Interest and other borrowing costs	26.2	21.7	73.9	61.7
Depreciation and other rental expenses	93.7	79.1	276.7	226.7
Cost of used truck sales and other expenses	11.9	8.2	32.3	22.8
Selling, general and administrative expenses	13.3	12.7	39.6	37.5
Provision for losses on receivables	2.9	3.5	10.1	9.1

TOTAL EXPENSES	148.0	125.2	432.6	357.8

INCOME BEFORE INCOME TAXES	25.0	31.4	67.5	103.6

Income taxes	10.5	9.8	27.4	36.7

NET INCOME	$14.5	$21.6	$40.1	$66.9

COMPREHENSIVE INCOME	$14.8	$23.3	$40.6	$65.5

RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,030.5	$1,061.3	$1,004.9	$1,016.0

RETAINED EARNINGS AT END OF PERIOD	$1,045.0	$1,082.9	$1,045.0	$1,082.9

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	September 30	December 31
	2017	2016*
	(Unaudited)
ASSETS
Cash	$38.2	$46.6
Finance and other receivables, net of allowance for credit losses (2017 - $58.5 and 2016 - $59.4)	5,304.4	5,234.9
Due from PACCAR and affiliates	1,114.4	1,265.5
Equipment on operating leases, net of accumulated depreciation (2017 - $645.1 and 2016 - $548.2)	1,577.2	1,522.9
Other assets	226.6	260.6

TOTAL ASSETS	$8,260.8	$8,330.5

LIABILITIES
Accounts payable, accrued expenses and other	$297.9	$252.3
Due to PACCAR and affiliates	15.6	16.2
Commercial paper	1,482.2	1,343.5
Medium-term notes	4,433.7	4,733.5
Deferred taxes and other liabilities	813.6	812.0

TOTAL LIABILITIES	7,043.0	7,157.5

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	126.5	122.3
Retained earnings	1,045.0	1,004.9
Accumulated other comprehensive income	.8	.3

TOTAL STOCKHOLDER'S EQUITY	1,217.8	1,173.0

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,260.8	$8,330.5

*	The December 31, 2016 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Nine Months Ended
	September 30
	2017	2016
OPERATING ACTIVITIES
Net income	$40.1	$66.9
Items included in net income not affecting cash:
Depreciation and amortization	264.2	216.5
Provision for losses on receivables	10.1	9.1
Deferred taxes	3.8	8.1
Administrative fees for services from PACCAR	4.2	5.3
Change in tax-related balances with PACCAR	4.7	.5
Increase (decrease) in payables and other	100.4	(47.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	427.5	259.2

INVESTING ACTIVITIES
Finance and other receivables originated	(1,129.2)	(1,220.7)
Collections on finance and other receivables	1,260.9	1,185.6
Net (increase) decrease in wholesale receivables	(252.5)	103.3
Loans to PACCAR and affiliates	(115.0)	(497.0)
Collections on loans from PACCAR and affiliates	191.0	380.5
Net decrease (increase) in other receivables and leases to PACCAR and affiliates	29.2	(82.9)
Acquisition of equipment for operating leases, primarily from PACCAR	(356.1)	(496.8)
Proceeds from disposal of equipment	142.6	99.8
Other	(42.8)	(14.4)

NET CASH USED IN INVESTING ACTIVITIES	(271.9)	(542.6)

FINANCING ACTIVITIES
Net increase in short-term commercial paper	140.1	23.7
Proceeds from medium-term notes and other commercial paper	697.3	1,496.8
Payments of medium-term notes and other commercial paper	(1,001.4)	(1,252.9)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(164.0)	267.6

NET DECREASE IN CASH	(8.4)	(15.8)

CASH AT BEGINNING OF PERIOD	46.6	35.3

CASH AT END OF PERIOD	$38.2	$19.5

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The FASB also issued the following standards, which are not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2016-01*	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement	January 1, 2018
of Financial Assets and Financial Liabilities
2016-15*	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts	January 1, 2018
and Cash Payments
2017-12**	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting	January 1, 2019
for Hedging Activities

* The Company expects to adopt on the effective date.
** The Company is considering to early adopt on January 1, 2018.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	September 30	December 31
	2017	2016
Retail loans	$2,855.2	$2,948.6
Retail direct financing leases	1,529.7	1,644.7
Dealer wholesale financing	1,012.8	760.3
Dealer master notes	25.8	23.8
Operating lease receivables and other	72.5	65.9
Unearned interest on finance leases	(133.1)	(149.0)
	5,362.9	5,294.3

Less allowance for credit losses:
Loans and leases	(54.7)	(56.3)
Dealer wholesale financing	(2.7)	(2.0)
Operating lease receivables and other	(1.1)	(1.1)
	$5,304.4	$5,234.9

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2017 or December 31, 2016. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately three months in both 2017 and 2016, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2017 or December 31, 2016.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The allowance for credit losses is summarized as follows:

	2017
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.0	$8.5	$47.8	$1.1	$59.4
Provision (benefit) for losses	.7	(.6)	9.8	.2	10.1
Charge-offs			(11.8)	(.3)	(12.1)
Recoveries			1.0	.1	1.1

Balance at September 30	$2.7	$7.9	$46.8	$1.1	$58.5

	2016
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.7	$9.2	$46.3	$1.1	$59.3
(Benefit) provision for losses	(.4)	(.5)	9.2	.8	9.1
Charge-offs			(9.9)	(.7)	(10.6)
Recoveries			.9		.9

Balance at September 30	$2.3	$8.7	$46.5	$1.2	$58.7

*	Operating lease and other trade receivables

Information regarding finance receivables evaluated and the associated allowances determined collectively and individually is as follows:

	Dealer		Customer
At September 30, 2017	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$25.8	$25.8
Allowance for impaired finance receivables determined individually			$3.6	$3.6
Recorded investment for finance receivables evaluated collectively	$1,012.8	$1,145.5	$3,106.3	$5,264.6
Allowance for finance receivables determined collectively	$2.7	$7.9	$43.2	$53.8

	Dealer		Customer
At December 31, 2016	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$31.4	$31.4
Allowance for impaired finance receivables determined individually			$2.5	$2.5
Recorded investment for finance receivables evaluated collectively	$760.3	$1,248.7	$3,188.0	$5,197.0
Allowance for finance receivables determined collectively	$2.0	$8.5	$45.3	$55.8

The recorded investment for finance receivables that are on non-accrual status is as follows:

	September 30	December 31
	2017	2016
Fleet	$24.9	$29.9
Owner/operator	.9	1.5

	$25.8	$31.4

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of September 30, 2017 and December 31, 2016 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At September 30, 2017	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$11.9	$.8	$12.7
Associated allowance			(2.3)	(.2)	(2.5)

Net carrying amount of impaired loans with a specific reserve			9.6	.6	10.2
Impaired loans with no specific reserve			7.8		7.8

Net carrying amount of impaired loans			$17.4	$.6	$18.0

Average recorded investment for impaired loans*			$20.5	$1.4	$21.9

*	Represents the average during the 12 months ended September 30, 2017

	Dealer		Customer Retail
				Owner/
At December 31, 2016	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$11.3	$1.1	$12.4
Associated allowance			(1.9)	(.2)	(2.1)

Net carrying amount of impaired loans with a specific reserve			9.4	.9	10.3
Impaired loans with no specific reserve			10.0	.2	10.2

Net carrying amount of impaired loans			$19.4	$1.1	$20.5

Average recorded investment for impaired loans*			$17.1	$1.7	$18.8

*	Represents the average during the 12 months ended September 30, 2016

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Fleet	$.3	$.3	$.9	$.7
Owner/operator	.1		.1	.2
	$.4	$.3	$1.0	$.9

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of September 30, 2017 or December 31, 2016. The Company retains as collateral a security interest in the related equipment.

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
				Owner/
At September 30, 2017	Wholesale	Retail	Fleet	Operator	Total
Performing	$1,012.8	$1,145.5	$2,632.3	$426.2	$5,216.8
Watch			47.3	.5	47.8
At-risk			24.9	.9	25.8
	$1,012.8	$1,145.5	$2,704.5	$427.6	$5,290.4

	Dealer		Customer Retail
				Owner/
At December 31, 2016	Wholesale	Retail	Fleet	Operator	Total
Performing	$757.4	$1,248.7	$2,761.9	$421.0	$5,189.0
Watch	2.9		4.4	.7	8.0
At-risk			30.0	1.4	31.4
	$760.3	$1,248.7	$2,796.3	$423.1	$5,228.4

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At September 30, 2017	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,012.8	$1,145.5	$2,691.5	$426.4	$5,276.2
31 – 60 days past due			4.3	.6	4.9
Greater than 60 days past due			8.7	.6	9.3
	$1,012.8	$1,145.5	$2,704.5	$427.6	$5,290.4

	Dealer		Customer Retail
				Owner/
At December 31, 2016	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$760.3	$1,248.7	$2,784.5	$421.4	$5,214.9
31 – 60 days past due			5.8	.9	6.7
Greater than 60 days past due			6.0	.8	6.8
	$760.3	$1,248.7	$2,796.3	$423.1	$5,228.4

Troubled Debt Restructurings

The balance of TDRs was $16.9 at September 30, 2017 and $18.1 at December 31, 2016. There were no new TDRs in the three months ended September 30, 2017. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet			$8.8	$8.8
Owner/operator
			$8.8	$8.8

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$8.0	$8.0	$14.8	$14.8
Owner/operator
	$8.0	$8.0	$14.8	$14.8

The effect on the allowance for credit losses from such modifications was not significant at September 30, 2017 and 2016.

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past due) during the periods by portfolio class are as follows:

	Nine Months Ended
	September 30
	2017	2016
Fleet	$4.6
Owner/operator
	$4.6

There were $4.6 of finance receivables modified as TDRs during the last twelve months that subsequently defaulted in the nine months ended September 30, 2017, resulting in a specific reserve for one fleet customer of $1.6 as of September 30, 2017. There were $1.4 and $.2 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged-off in the nine months ended September 30, 2017 and 2016, respectively.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $13.4 at September 30, 2017 and $15.5 at December 31, 2016.

Proceeds from sales of repossessed assets were $20.7 and $13.0 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2017 and full year 2016 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia. Loans to these foreign affiliates during 2017 and 2016 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make aggregate loans to the foreign affiliates in excess of the equivalent of $500.00 U.S. dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at September 30, 2017 and December 31, 2016, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	September 30	December 31
	2017	2016
Due from PACCAR and affiliates
Loans due from PACCAR	$723.0	$756.5
Loans due from foreign finance affiliates	347.0	413.0
Direct financing leases due from affiliate	.6	.5
Tax-related receivable due from PACCAR	2.4	7.1
Receivables	41.4	88.4

	$1,114.4	$1,265.5

Due to PACCAR and affiliates
Payables	$15.6	$16.2

	$15.6	$16.2

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net income	$14.5	$21.6	$40.1	$66.9
Other comprehensive income (loss)
Derivative contracts increase (decrease)	.3	1.7	.5	(1.4)

Total comprehensive income	$14.8	$23.3	$40.6	$65.5

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (AOCI) of $.8 and $.3 at September 30, 2017 and December 31, 2016, respectively, is comprised of the unrealized net gain (loss) on derivative contracts, net of taxes.  Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Balance at beginning of period	$.5	$(4.5)	$.3	$(1.4)
Amounts recorded in AOCI
Unrealized gain (loss) on derivative contracts	.1	2.0	(.4)	(5.1)
Income tax effect		(.8)	.2	1.9
Amounts reclassified out of AOCI
Interest and other borrowing costs	.3	.8	1.2	2.9
Income tax effect	(.1)	(.3)	(.5)	(1.1)

Net other comprehensive income (loss)	.3	1.7	.5	(1.4)

Balance at end of period	$.8	$(2.8)	$.8	$(2.8)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	September 30	December 31
Level 2	2017	2016
Assets:
Impaired loans, net of specific reserves (2017 - $1.8 and 2016 - $1.0)	$5.4	$1.9
Used trucks held for sale	69.5	100.4
Derivative contracts	1.8	2.4

Liabilities:
Derivative contracts	$3.5	$4.1

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

Used Trucks Held for Sale:  The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at September 30, 2017 and 2016 were $16.8 and $12.7 during the first nine months of 2017 and 2016, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$723.0	$723.1	$648.0	$648.4
Due from foreign finance affiliates	172.0	173.6	218.0	219.4
Fixed rate loans	2,706.2	2,710.8	2,796.0	2,816.2

Liabilities:
Fixed rate debt	$4,092.4	$4,087.9	$4,193.1	$4,191.4

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

At September 30, 2017, the notional amount of these contracts totaled $801.7 with amounts expiring over the next ten years. Notional maturities for all interest-rate contracts are $325.0 for 2018, $243.0 for 2019, $40.0 for 2020, $62.6 for 2021, $105.0 for 2022 and $26.1 thereafter. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	September 30, 2017		December 31, 2016
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$1.8		$2.4
Accounts payable, accrued expenses and other		$3.5		$4.1
Gross amounts recognized in Balance Sheets	1.8	3.5	2.4	4.1

Less amounts not offset in financial instruments:	(.6)	(.6)	(.6)	(.6)
Pro-forma net amount	$1.2	$2.9	$1.8	$3.5

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio was $1.8 and $2.4 at September 30, 2017 and December 31, 2016, respectively.

The Company uses regression analysis to assess effectiveness of interest-rate contracts on a quarterly basis. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the nine months ended September 30, 2017 and 2016. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is ten years.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The amount of loss recorded in AOCI at September 30, 2017 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is nil, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges were included in Interest and other borrowing costs as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Interest-rate swaps	$.4	$3.7	$1.0	$(1.3)
Term notes	$(.2)	$(3.8)	$(.6)	$.7

NOTE G – Income Taxes

The effective income tax rate for the third quarter of 2017 was 42.0% compared to 31.2% for the third quarter of 2016, reflecting higher deferred state tax expense in the third quarter of 2017.  The effective income tax rate for the first nine months of 2017 was 40.6% compared to 35.4% for the first nine months of 2016, reflecting higher deferred state tax expense in the first nine months of 2017.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2017	2016	% Change	2017	2016	% Change
New business volume by product:
Retail loans and direct financing leases	$383.9	$342.4	12	$978.7	$1,078.8	(9)
Equipment on operating leases	121.0	200.6	(40)	356.1	496.4	(28)
Dealer master notes	52.1	48.2	8	132.9	117.3	13

	$557.0	$591.2	(6)	$1,467.7	$1,692.5	(13)
Average earning assets by product:
Retail loans and direct financing leases	$4,229.2	$4,477.0	(6)	$4,281.9	$4,452.5	(4)
Equipment on operating leases	1,607.6	1,460.0	10	1,561.3	1,406.0	11
Dealer wholesale financing	976.5	934.5	4	907.4	946.1	(4)
Dealer master notes	25.0	28.2	(11)	25.2	32.2	(22)

	$6,838.3	$6,899.7	(1)	$6,775.8	$6,836.8	(1)
Revenue by product:
Retail loans and direct financing leases	$51.2	$53.3	(4)	$153.1	$157.6	(3)
Equipment on operating leases	101.1	88.1	15	290.6	259.3	12
Dealer wholesale financing	7.8	6.6	18	20.1	19.8	2
Dealer master notes	.3	.2	50	.7	.8	(13)
Used truck sales, other revenues and fees	12.6	8.4	50	35.6	23.9	49

	$173.0	$156.6	10	$500.1	$461.4	8

Income before income taxes	$25.0	$31.4	(20)	$67.5	$103.6	(35)

New Business Volume

New business volume from retail loans and direct financing leases in the third quarter of 2017 increased to $383.9 from $342.4 in the third quarter of 2016 due to higher retail sales of PACCAR trucks in 2017.  New business volume from retail loans and direct financing leases in the first nine months of 2017 decreased to $978.7 from $1,078.8 in the same period of 2016 primarily due to a lower share of retail sales financed and lower retail sales of PACCAR trucks in the first half of 2017. Equipment on operating leases new business volume decreased to $121.0 and $356.1 in the third quarter and first nine months of 2017, respectively, from $200.6 and $496.4 in the third quarter and first nine months of 2016, primarily due to lower fleet business in 2017. Dealer master notes new business volume increased to $52.1 and $132.9 in the third quarter and first nine months of 2017, respectively, from $48.2 and $117.3 in the third quarter and first nine months of 2016 due to increased finance volume from dealers.

In the third quarter of 2017, market share on new PACCAR truck sales was 20.4% compared to 24.3% in the third quarter of 2016. In the first nine months of 2017, market share on new PACCAR truck sales was 20.7% compared to 23.2% in the first nine months of 2016.

Income Before Income Taxes

The Company’s income before income taxes was $25.0 for the third quarter of 2017 compared to $31.4 for the third quarter of 2016. The decrease in income before income taxes in 2017 was primarily the result of lower finance margin of $5.3 and lower operating lease margin of $1.6, partially offset by lower provision for losses of $.6 and higher results from used trucks and other of $.5.

The Company’s income before income taxes was $67.5 for the first nine months of 2017 compared to $103.6 for the first nine months of 2016. The decrease in income before income taxes in 2017 was primarily the result of lower operating lease margin of $18.7, lower finance margin of $16.2 and higher provision for losses of $1.0, partially offset by higher results from used trucks and other $1.9.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $128.8 at September 30, 2017 and $205.5 at December 31, 2016. These trucks are primarily units returned from matured operating leases in the ordinary

PACCAR FINANCIAL CORP. - FORM 10-Q

course of business, and also includes trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the third quarter, the Company recognized losses on used trucks, excluding repossessions, of $9.7 in 2017 and $6.5 in 2016, including losses on multiple unit transactions of $5.7 in 2017 and $1.2 in 2016.  Used truck losses related to repossessions, which are recognized as credit losses, were $.8 in the third quarter of 2017 compared to $.6 in the third quarter of 2016.

In the first nine months, the Company recognized losses on used trucks, excluding repossessions, of $33.2 in 2017 and $14.3 in 2016, including losses on multiple unit transactions of $20.2 in 2017 and $2.7 in 2016.  Used truck losses related to repossessions, which are recognized as credit losses, were $3.6 in the first nine months of 2017 compared to $1.9 in the first nine months of 2016.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended September 30, 2017 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended September 30, 2016	$60.4	$21.7	$38.7
(Decrease) increase
Average finance receivables	(1.4)		(1.4)
Average receivables from PACCAR and affiliates	(.1)		(.1)
Average debt balances		(.5)	.5
Yields	.7		.7
Borrowing rates		5.0	(5.0)

Total (decrease) increase	(.8)	4.5	(5.3)

Three Months Ended September 30, 2017	$59.6	$26.2	$33.4

•	Average finance receivables decreased $209.0 in the third quarter of 2017 primarily due to a lower retail portfolio.
•

Average debt balances decreased $137.8 in the third quarter of 2017. The lower average debt balances reflect funding for a lower average earning assets portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•

Yields increased primarily due to higher yields on receivables from PACCAR and affiliates (1.77% in the third quarter of 2017, compared to 1.34% in the third quarter of 2016). Yields on customer finance receivables were 4.15% in the third quarter of 2017, compared to 4.13% in the third quarter of 2016.

•	Average borrowing rates in the third quarter of 2017 were 1.8% compared to 1.4% in the third quarter of 2016 due to higher debt market interest rates.

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the nine months ended September 30, 2017 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Nine Months Ended September 30, 2016	$179.2	$61.7	$117.5
(Decrease) increase
Average finance receivables	(6.7)		(6.7)
Average receivables from PACCAR and affiliates	1.0		1.0
Average debt balances		.1	(.1)
Yields	1.7		1.7
Borrowing rates		12.1	(12.1)

Total (decrease) increase	(4.0)	12.2	(16.2)

Nine Months Ended September 30, 2017	$175.2	$73.9	$101.3

PACCAR FINANCIAL CORP. - FORM 10-Q

•	Average finance receivables decreased $216.3 in the first nine months of 2017 primarily due to a lower retail portfolio.
•	Average receivables from PACCAR and affiliates increased $81.1 in the first nine months of 2017 as a result of new loans to affiliated companies exceeding collections.
•

Yields increased due to higher yields on receivables from PACCAR and affiliates (1.60% in the first nine months of 2017 compared to 1.31% in the first nine months of 2016). Yields on customer finance receivables were 4.14% in the first nine months of 2017, compared 4.16% in the first nine months of 2016.

•	Average borrowing rates in the first nine months of 2017 were 1.7% compared to 1.4% in the first nine months of 2016 due to higher debt market interest rates.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended September 30, 2017 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended September 30, 2016	$88.1	$79.1	$9.0
Increase (decrease)
Operating lease impairment		.7	(.7)
Results on returned lease assets		4.3	(4.3)
Average operating lease assets	11.6	9.7	1.9
Revenue and cost per asset	1.4	(.1)	1.5

Total increase (decrease)	13.0	14.6	(1.6)

Three Months Ended September 30, 2017	$101.1	$93.7	$7.4

•	Operating lease impairments increased in 2017 reflecting higher operating lease assets and lower used truck market prices.
•	Results on returned lease assets were lower in 2017 compared to 2016 primarily due to higher losses on sales of returned lease units.
•	Average operating lease assets increased due to higher demand for leased vehicles compared to the volume of expiring leases.
•	Revenue per asset increased driven by higher fleet utilization. Cost per asset decreased due to lower vehicle related expenses, including fuel expense.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the nine months ended September 30, 2017 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Nine Months Ended September 30, 2016	$259.3	$226.7	$32.6
Increase (decrease)
Operating lease impairment		6.4	(6.4)
Results on returned lease assets		19.1	(19.1)
Average operating lease assets	30.6	25.4	5.2
Revenue and cost per asset	.7	(.9)	1.6

Total increase (decrease)	31.3	50.0	(18.7)

Nine Months Ended September 30, 2017	$290.6	$276.7	$13.9

•	Operating lease impairments increased in 2017 reflecting higher operating lease assets and lower used truck market prices.
•	Results on returned lease assets were lower in 2017 compared to 2016 primarily due to higher losses on sales of returned lease units.

PACCAR FINANCIAL CORP. - FORM 10-Q

•	Average operating lease assets increased due to higher demand for leased vehicles compared to the volume of expiring leases.
•	Revenue per asset increased driven by higher fleet utilization. Cost per asset decreased due to lower vehicle related expenses.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Used truck sales and other revenues	$12.3	$8.1	$34.3	$22.9
Cost of used truck sales and other expenses	11.9	8.2	32.3	22.8

Results from used trucks and other	$.4	$(.1)	$2.0	$.1

Results from used trucks and other in the third quarter and first nine months of 2017 increased by $.5 and $1.9 from the third quarter and first nine months of 2016, respectively, primarily due to improved results from the sale of used trucks received on trade.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30	December 31	September 30
	2017	2016	2016
Balance at beginning of period	$59.4	$59.3	$59.3
Provision for losses	10.1	12.3	9.1
Charge-offs	(12.1)	(13.5)	(10.6)
Recoveries	1.1	1.3	.9

Balance at end of period	$58.5	$59.4	$58.7

Ratios:

Charge-offs, net of recoveries ($11.0 in 2017) to
average total portfolio ($5,214.5 in 2017)
annualized at September 30, 2017	.28%	.23%	.24%

Allowance for credit losses ($58.5 in 2017) to period-end
total portfolio ($5,362.9 in 2017)	1.09%	1.12%	1.08%

Period-end retail loan and lease receivables past
due over 30 days ($14.1 in 2017) to period-end
retail loan and lease receivables ($4,251.8 in 2017)	.33%	.30%	.20%

The provision for losses on receivables was $10.1 for the first nine months of 2017, compared to $9.1 for the first nine months of 2016 primarily due to a specific reserve for one fleet customer.

Retail loan and lease receivables past due over 30 days at September 30, 2017 was .33% compared to .30% at December 31, 2016 and .20% at September 30, 2016. The Company continues to focus on maintaining low past due balances.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

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

The post-modification balance of accounts modified during the nine months ended September 30, 2017 and 2016 are summarized below:

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Recorded	% of Total	Recorded	% of Total
	Investment	Portfolio*	Investment	Portfolio*
Commercial	$110.5	2.8%	$164.3	4.0%
Insignificant Delay	57.3	1.4%	60.0	1.5%
Credit - No Concession	5.7	.1%	5.9	.1%
Credit - TDR	8.8	.2%	14.8	.4%

	$182.3	4.5%	$245.0	6.0%

*	Recorded investment immediately after modification as a percentage of period-end portfolio, on an annualized basis

Modification activity decreased in the first nine months of 2017 compared to the first nine months of 2016.  The decrease in modifications for commercial reasons reflects lower volumes of refinancing. The decrease in modifications for Insignificant Delay reflects fewer fleet customers requesting payment relief for up to three months. Credit – TDR modifications decreased to $8.8 in 2017 from $14.8 in 2016 mainly due to the contract modifications for two fleet customers in 2016.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.2 of accounts during the third quarter of 2017, $.7 of accounts during the fourth quarter of 2016 and $.9 of accounts during the third quarter of 2016 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30	December 31	September 30
	2017	2016	2016
Pro forma percentage of retail loan and lease accounts 30+ days past due	.34%	.32%	.22%

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30		December 31		September 30
	2017		2016		2016
Retail loans	$2,855.2	54%	$2,948.6	56%	$2,964.2	55%
Retail leases	1,396.6	26%	1,495.7	28%	1,488.5	27%
Dealer wholesale financing	1,012.8	19%	760.3	15%	863.8	16%
Dealer master notes	25.8		23.8		28.7	1%
Operating lease receivables and other	72.5	1%	65.9	1%	69.1	1%

Total portfolio	$5,362.9	100%	$5,294.3	100%	$5,414.3	100%

Retail loans and leases decreased to $2,855.2 and $1,396.6 at September 30, 2017 from $2,948.6 and $1,495.7 at December 31, 2016 reflecting collections exceeding new business volume.

PACCAR FINANCIAL CORP. - FORM 10-Q

Dealer wholesale financing balances increased to $1,012.8 at September 30, 2017 from $760.3 at December 31, 2016 due to higher dealer new truck inventory.

Dealer master notes were $25.8 at September 30, 2017 compared to $23.8 at December 31, 2016. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of September 30, 2017, the underlying pledged contracts were $99.2 upon which the dealers have available $46.7 as potential additional borrowing capacity.

Income Taxes

The effective income tax rate for the third quarter of 2017 was 42.0% compared to 31.2% for the third quarter of 2016, reflecting higher deferred state tax expense in the third quarter of 2017.  The effective income tax rate for the first nine months of 2017 was 40.6% compared to 35.4% for the first nine months of 2016, reflecting higher deferred state tax expense in the first nine months of 2017.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax provision for the first nine months of 2017 was $3.8 compared to $8.1 for the first nine months of 2016. The Company’s net deferred tax liability increased to $809.0 at September 30, 2017 from $804.9 at December 31, 2016 due to higher benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2017.

Company Outlook

Truck industry Class 8 retail sales in the U.S. in 2017 are expected to be 185,000-195,000 units compared to 192,700 units in 2016. Truck industry Class 8 retail sales in the U.S. in 2018 are expected to be 190,000-220,000 units. Average earning assets in 2017 are expected to be comparable to 2016. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels. In 2018, average earning assets are expected to be comparable to 2017. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at September 30, 2017 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2015, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2018 and does not limit the principal amount of debt securities that may be issued during the period.  The Company intends to renew the registration in 2018.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at September 30, 2017. Of this amount, $1,000.0 expires in June 2018, $1,000.0 expires in June 2021 and $1,000.0 expires in June 2022. PACCAR and the Company intend to extend or replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,953.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,047.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup

PACCAR FINANCIAL CORP. - FORM 10-Q

liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2017.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. Some of this commercial paper is converted to fixed interest rate debt through the use of interest-rate swaps, which are used to manage interest rate risk. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of September 30, 2017 were $1,483.1 and $4,450.0, respectively.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales or reduced market share; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in interest rates and other operating costs; insufficient liquidity in the capital markets and availability of other funding sources; cybersecurity risks to the Company’s information technology systems; litigation involving the Company or affiliated entities; and legislation and governmental regulation.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2016 Annual Report. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2017.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the nine months ended September 30, 2017.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:
	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3.1	001-11677
	(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677
(4)	Instruments defining the rights of security holders, including indentures:
	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273
	(b)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808
	(c)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838
	(d)	Form of InterNotes, Series C	S-3	November 5, 2015	4.4	333-207838
(10)		Material contracts:
	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989	S-3	June 23, 1989	28.1	33-29434
(12)	Statements re: computation of ratios:
	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2017 and 2016*
	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine month periods ended September 30, 2017 and 2016*
(31)	Rule 13a-14(a)/15d-14(a) Certifications:
	(a)	Certification of Principal Executive Officer*
	(b)	Certification of Principal Financial Officer*
(32)		Section 1350 Certifications:
	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*
(101.INS)		XBRL Instance Document*
(101.SCH)		XBRL Taxonomy Extension Schema Document*
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	November 3, 2017	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

/s/ Yi Zhang
Yi Zhang
Controller
(Chief Accounting Officer)