Form 10-K
period 2017-12-31
PACCAR FINANCIAL CORP
filed 2018-02-21
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒   No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an  emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017:    None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2018:

Common Stock, $100 par value—145,000 shares

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

PACCAR

PACCAR is a multinational company operating in three principal industry segments: (1) the Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment includes finance and leasing products and services provided to customers and dealers. Heavy-duty trucks have a gross vehicle weight (GVW) of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe. Medium-duty trucks have a GVW ranging from 19,500 to 33,000 lbs (Class 6 to 7) in North America, and in Europe, light- and medium-duty trucks range between 6 to 16 metric tonnes. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. PACCAR’s Other business includes the manufacturing and marketing of industrial winches.

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. PACCAR also manufactures engines, primarily for use in PACCAR’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington; Ste. Therese, Canada and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF cab-over-engine (COE) trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the United Kingdom.  PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil.  PACCAR competes in the Australian light and heavy truck markets with Kenworth conventional and COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models assembled in the United Kingdom.  Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 76% of total 2017 net sales and revenues.

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

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian Class 8 market was a record 30.7% of retail sales in 2017, and PACCAR’s medium-duty market share was 17.1% of registrations in 2017. In Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of PACCAR in the U.S. In 2017, DAF had a 15.3% share of the European heavy-duty market and a 10.5% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

PACCAR Financial Corp.

(Millions of Dollars)

Aftermarket truck parts are sold and delivered to PACCAR’s independent dealers through PACCAR’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by PACCAR. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 17% of total 2017 net sales and revenues.

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

As of December 31, 2017, the Company employed 437 full-time employees, none of whom are represented by a collective bargaining agent.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of December 31, 2017 and 2016.

The Company has contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 10.4%, 12.1% and 13.8% of total interest and other revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

PACCAR Financial Corp.

(Millions of Dollars)

As of December 31, 2017, the total notional amount of interest-rate swap contracts outstanding was $838.7. These swap contracts are accounted for as cash flow or fair value hedges.

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

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2015, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2018 and does not limit the principal amount of debt securities that may be issued during the period. The Company intends to renew the registration prior to its expiration. The total principal amount of medium-term notes outstanding for the Company as of December 31, 2017 was $4,450.0. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2017. Of this amount, $1,000.0 expires in June 2018, $1,000.0 expires in June 2021 and $1,000.0 expires in June 2022. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,953.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,047.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2017.

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $777.5 and $756.5 outstanding in loans due from PACCAR as of December 31, 2017 and 2016, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $295.0 and $413.0 outstanding in loans due from foreign finance affiliates of PACCAR as of December 31, 2017 and 2016, respectively. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia. Loans to these foreign affiliates during 2017 and 2016 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $500.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support

PACCAR Financial Corp.

(Millions of Dollars)

Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2017, 2016 and 2015 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

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

Litigation and Regulatory Actions

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and PACCAR Inc as their parent. Following the settlement, claims and lawsuits have been filed against PACCAR Inc, DAF and other truck manufacturers.  Others may bring EC-related claims and lawsuits against PACCAR Inc or its subsidiaries. While PACCAR Inc believes it has meritorious defenses, such claims and lawsuits will likely take a significant period of time to resolve. An adverse outcome of such proceedings could have a material impact on PACCAR Inc’s results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 2.	PROPERTIES

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 106th Avenue N.E., Bellevue, Washington 98004. The Company owns three full-service leasing facilities in Texas and leases one in Texas and one in Illinois. The Company owns used truck sales facilities in South Carolina, Illinois and Utah, and leases one facility in California.

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

No dividends were declared in 2017. Dividends in the amount of $100.0 and nil were declared and paid to PACCAR in 2016 and 2015, respectively.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company.

Balance Sheet Data

	As of December 31
	2017	2016	2015	2014	2013
Total Assets	$8,352.6	$8,330.5	$8,050.4	$7,785.9	$7,247.6
Total Liabilities	6,782.3	7,157.5	6,873.5	6,726.1	6,302.6
Total Stockholder’s Equity	1,570.3	1,173.0	1,176.9	1,059.8	945.0

Income Statement Data

	Year ended December 31
	2017	2016	2015	2014	2013
Total interest and other revenues	$672.4	$623.7	$604.1	$563.5	$545.0
Total expenses	581.1	484.5	421.9	388.5	385.6
Income before income taxes	91.3	139.2	182.2	175.0	159.4
Income taxes (1)	(299.9)	50.3	69.4	66.4	60.2
Net income	$391.2	$88.9	$112.8	$108.6	$99.2

Ratio of Earnings to Fixed Charges
Pursuant to SEC Reporting Requirements (2)	1.98x	2.79x	3.96x	4.20x	3.65x

Ratio of Earnings to Fixed Charges
Pursuant to the Support Agreement	5.64x	6.34x	7.94x	8.41x	7.12x

(1)	The Company’s 2017 income tax benefit was $299.9, primarily due to the change in U.S. tax law in 2017. See “Note I – Income Taxes” in the Notes to the Financial Statements.

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

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2017 Compared to 2016:

	Year ended December 31
	2017	2016	% Change
New business volume by product:
Retail loans and direct financing leases	$1,452.1	$1,467.7	(1)
Equipment on operating leases	501.3	621.4	(19)
Dealer master notes	201.6	154.0	31
	$2,155.0	$2,243.1	(4)

Average earning assets by product:
Retail loans and direct financing leases	$4,275.0	$4,448.2	(4)
Equipment on operating leases	1,578.3	1,433.4	10
Dealer wholesale financing	925.6	927.6
Dealer master notes	25.5	30.9	(17)
	$6,804.4	$6,840.1	(1)

Revenue by product:
Retail loans and direct financing leases	$204.9	$210.8	(3)
Equipment on operating leases	392.6	351.4	12
Dealer wholesale financing	28.7	26.0	10
Dealer master notes	.9	1.0	(10)
Used truck sales, other revenues and fees	45.3	34.5	31
	$672.4	$623.7	8

Income before income taxes	$91.3	$139.2	(34)

New Business Volume

New business volume from retail loans and direct financing leases in 2017 decreased 1% from 2016 due to a lower share of retail sales financed in 2017. Equipment on operating leases new business volume decreased 19% in 2017 from 2016, attributable to lower fleet business in 2017. Dealer master notes new business volume in 2017 increased 31% from 2016 due to increased finance volume from dealers.

Market share on financing of new PACCAR trucks was 21.2% in 2017 compared to 23.3% in 2016 due to less operating lease fleet business.

The Company has programs to assign new lease and loan contracts to third parties to limit the risk of portfolio concentration with certain large customers and to generate new business. These transactions are accounted for as sales of the related retail loans, direct financing leases, or equipment on operating leases, and are excluded from new business volume. The Company sold retail loans and direct financing leases with a book value of $25.0 and $16.2 in 2017 and 2016, and received cash proceeds of $25.6 and $16.5 in 2017 and 2016, respectively. The Company sold equipment under operating leases with a book value of $6.9 and $4.8 in 2017 and 2016, and received cash proceeds of $7.1 and $5.0 in 2017 and 2016, respectively. The Company retains servicing responsibilities for these retail loans and leases, and fees received for servicing are deferred and recognized over the contract term.

Income Before Income Taxes

The Company’s income before income taxes was $91.3 in 2017 compared to $139.2 in 2016. The decrease in income before income taxes in 2017 was primarily the result of lower operating lease margin of $27.3 and lower finance margin of $20.0.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $139.8 at December 31, 2017 and $205.5 at December 31, 2016. These trucks are primarily units returned from matured operating leases in the ordinary

PACCAR Financial Corp.

(Millions of Dollars)

course of business, and also includes trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In 2017, the Company recognized losses on used trucks, excluding repossessions, of $47.4 in 2017 and $18.4 in 2016, including losses on multiple unit transactions of $26.7 in 2017 and $3.1 in 2016. Used truck losses related to repossessions, which are recognized as credit losses, were $4.9 in 2017 compared to $2.4 in 2016.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2017 compared to 2016 are summarized below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
2016	$239.1	$84.2	$154.9
(Decrease) increase
Average finance receivables	(7.5)		(7.5)
Average receivables from PACCAR and affiliates	.7		.7
Average debt balances		(.6)	.6
Yields	3.8		3.8
Borrowing rates		17.6	(17.6)
Total (decrease) increase	(3.0)	17.0	(20.0)
2017	$236.1	$101.2	$134.9

•	Average finance receivables in 2017 decreased $180.6 as a result of retail portfolio collections exceeding new business volume.
•	Average receivables from PACCAR and affiliates increased $40.8 in 2017 as a result of new loans to affiliated companies exceeding collections.
•

Average debt balances decreased $32.1 in 2017. The lower average debt balances reflect funding for the lower average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields increased primarily due to higher yields on receivables from PACCAR and affiliates (1.65% in 2017, compared to 1.33% in 2016). Yields on customer finance receivables were 4.16% in 2017, compared to 4.15% in 2016.

•	Average borrowing rates in 2017 were 1.7% compared to 1.4% in 2016 due to higher debt market interest rates.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2017 compared to 2016 are summarized below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
2016	$351.4	$306.4	$45.0
Increase (decrease)
Operating lease impairment		9.0	(9.0)
Results on returned lease assets		28.1	(28.1)
Average operating lease assets	38.8	32.4	6.4
Revenue and cost per asset	2.4	(1.0)	3.4
Total increase (decrease)	41.2	68.5	(27.3)
2017	$392.6	$374.9	$17.7

•	Operating lease impairments increased in 2017 reflecting higher operating lease assets and lower used truck market prices.
•	Results on returned lease assets were lower in 2017 compared to 2016 primarily due to higher losses on sales of returned lease units.

PACCAR Financial Corp.

(Millions of Dollars)

•	Average operating lease assets increased due to higher demand for leased vehicles compared to the volume of expiring leases.
•	Revenue per asset increased driven by higher rental utilization. Cost per asset decreased due to lower vehicle related expenses, including lower fuel expenses.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2017 compared to 2016:

	Year ended December 31
	2017	2016
Used truck sales and other revenues	$43.7	$33.2
Cost of used truck sales and other expenses	40.1	32.1
Results from used trucks and other	$3.6	$1.1

Results from used trucks and other increased by $2.5 in 2017, primarily due to improved results from the sale of used trucks received on trade.

Allowance for Credit Losses

	Year ended December 31
	2017	2016
Balance at beginning of period	$59.4	$59.3
Provision for losses	12.0	12.3
Charge-offs	(14.9)	(13.5)
Recoveries	1.9	1.3
Balance at end of period	$58.4	$59.4

Ratios:
Charge-offs, net of recoveries ($13.0 in 2017) to average total portfolio ($5,226.1 in 2017)	.25%	.23%

Allowance for credit losses ($58.4 in 2017) to year-end total portfolio ($5,312.6 in 2017)	1.10%	1.12%

Year-end retail loan and lease receivables past due over 30 days ($18.0 in 2017) to year-end retail loan and lease receivables ($4,309.3 in 2017)	.42%	.30%

The provision for losses on receivables was $12.0 in 2017 compared to $12.3 in 2016, reflecting continued good portfolio performance.

Retail loan and lease receivables past due over 30 days was .42% at December 31, 2017 compared to .30% at December 31, 2016 primarily due to two fleet customers becoming past due at December 31, 2017.  The Company continues to focus on maintaining low past due balances.

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

PACCAR Financial Corp.

(Millions of Dollars)

modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as troubled debt restructurings (TDR).

The post-modification balances of accounts modified during 2017 and 2016 are summarized below:

	Year ended December 31
	2017		2016
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*

Commercial	$151.0	2.9%	$205.7	3.9%
Insignificant Delay	67.9	1.3%	69.1	1.3%
Credit - No Concession	7.6	.1%	6.3	.1%
Credit - TDR	11.3	.2%	17.8	.4%
	$237.8	4.5%	$298.9	5.7%

*	Recorded investment immediately after modification as a percentage of the year-end portfolio balance.

Total modification activity decreased in 2017 compared to 2016. The decrease in modifications for commercial reasons reflects lower volumes of refinancing. The decrease in modifications for insignificant delay reflects fewer fleet customers requesting payment relief for up to three months. Credit - TDR modifications decreased to $11.3 in 2017 from $17.8 in 2016 mainly due to the contract modifications of two fleet customers in 2016.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.3 of accounts during the fourth quarter of 2017 and $.7 of accounts during the fourth quarter of 2016 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	As of December 31
	2017	2016
Pro forma percentage of retail loan and lease accounts 30+ days past due	.42%	.32%

Modification of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2017 and 2016. The effect of the allowance for credit losses from such modifications was not significant at December 31, 2017 and 2016.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31		December 31
	2017		2016
Retail loans	$2,908.3	55%	$2,948.6	56%
Retail leases	1,401.0	26%	1,495.7	28%
Dealer wholesale financing	913.8	18%	760.3	15%
Dealer master notes	18.3		23.8
Operating lease and other trade receivables	71.2	1%	65.9	1%
Total portfolio	$5,312.6	100%	$5,294.3	100%

Retail loans and retail leases decreased to $2,908.3 and $1,401.0 at December 31, 2017 from $2,948.6 and $1,495.7 at December 31, 2016, reflecting collections exceeding new business volume.

Dealer wholesale financing balances increased to $913.8 at December 31, 2017 from $760.3 at December 31, 2016 due to higher dealer new truck inventory.

PACCAR Financial Corp.

(Millions of Dollars)

Dealer master notes were $18.3 at December 31, 2017 compared to $23.8 at December 31, 2016. The dealer may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of December 31, 2017, the underlying pledged contracts were $95.1 of which the dealers have $39.3 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate was a benefit of (328.5)% for 2017 compared to a provision of 36.1% for 2016. The primary difference in tax rates was due to the change in U.S. tax law in 2017 as further explained below.

On December 22, 2017, the U.S. enacted new federal income tax legislation, the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act lowered the U.S. statutory income tax rate from 35.0% to 21.0%. The Company recorded a provisional amount of $338.5 of deferred tax benefits, due to the re-measurement of net deferred tax liabilities at the new lower statutory tax rate.  The provisional amount may change in 2018, as new information becomes available and the Tax Act continues to be interpreted.

The Company’s estimated effective tax rate for 2018 is estimated at 24.0% to 25.0%, reflecting the reduced federal tax rate of 21.0% and other provisions of the Tax Act.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

During 2017, the Company’s deferred income tax benefit was $208.0 compared to $30.2 deferred income tax provision during 2016. The Company’s net deferred tax liability decreased to $597.9 at December 31, 2017 from $804.9 at December 31, 2016 primarily due to the reduction in the Federal tax rate. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2018.

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

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2016 compared to 2015 are summarized below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
2015	$234.9	$67.4	$167.5
Increase (decrease)
Average finance receivables	.9		.9
Average receivables from PACCAR and affiliates	(.4)		(.4)
Average debt balances		.5	(.5)
Yields	3.7		3.7
Borrowing rates		16.3	(16.3)
Total increase (decrease)	4.2	16.8	(12.6)
2016	$239.1	$84.2	$154.9

•	Average finance receivables in 2016 increased $20.8 as a result of retail portfolio new business volume exceeding collections.
•	Average receivables from PACCAR and affiliates decreased $33.5 in 2016 as a result of collections exceeding new loans to affiliated companies.
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

PACCAR Financial Corp.

(Millions of Dollars)

Charge-offs, net of recoveries increased to $12.2 in 2016 from $4.1 in 2015 primarily due to customers associated with the oil and gas exploration business.

Retail loan and lease receivables past due over 30 days was .30% at December 31, 2016 compared to .31% at December 31, 2015. The Company continues to focus on maintaining low past due balances.

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

PACCAR Financial Corp.

(Millions of Dollars)

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31		December 31
	2016		2015
Retail loans	$2,948.6	56%	$2,898.4	52%
Retail leases	1,495.7	28%	1,552.0	28%
Dealer wholesale financing	760.3	15%	967.1	18%
Dealer master notes	23.8		43.0	1%
Operating lease and other trade receivables	65.9	1%	62.1	1%
Total portfolio	$5,294.3	100%	$5,522.6	100%

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

During 2016, the Company’s deferred income tax provision was $30.2 compared to $7.9 during 2015. The Company’s net deferred tax liability increased to $804.9 at December 31, 2016 from $773.7 at December 31, 2015 primarily due to higher benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results. The impact on liquidity in 2017 was not significant.

Company Outlook

Average earning assets in 2018 are expected to be comparable to 2017. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR Financial Corp.

(Millions of Dollars)

Funding and Liquidity

The Company’s debt ratings at December 31, 2017 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2015, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2018 and does not limit the principal amount of debt securities that may be issued during the period.  The Company intends to renew the registration prior to its expiration.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000 at December 31, 2017. Of this amount, $1,000.0 expires in June 2018, $1,000.0 expires in June 2021 and $1,000.0 expires in June 2022. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,953.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,047.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2017.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. Some of this commercial paper is converted to fixed interest rate debt through the use of interest-rate swaps, which are used to manage interest-rate risk. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of December 31, 2017 were $1,438.7 and $4,450.0, respectively.

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

The following summarizes the Company’s contractual cash commitments at December 31, 2017:

	Maturity
	Within			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Borrowings*	$2,738.7	$2,350.0	$800.0		$5,888.7
Interest on debt**	69.5	74.8	14.5		158.8
Operating leases	1.0	3.1	1.2		5.3
Total	$2,809.2	$2,427.9	$815.7		$6,052.8

*	Commercial paper included in borrowings is at par value.
**	Interest on floating rate debt is based on the applicable market rates at December 31, 2017.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

PACCAR Financial Corp.

(Millions of Dollars)

In addition, the Company had loan and lease commitments of $303.4 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

During 2017 and 2016, market values on equipment returning upon operating lease maturity were generally lower than the residual values on the equipment, resulting in additional depreciation expense of $37.4 and $8.4, respectively. During 2015, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a reduction in depreciation expense of $6.8.

At December 31, 2017, the aggregate residual value of equipment on operating leases was $938.5. If a 10% decrease in used truck values persisted over the remaining maturities of the Company’s operating leases, it would reduce residual value estimates and result in the Company recording approximately $18.8 of additional depreciation per year.

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

PACCAR Financial Corp.

(Millions of Dollars)

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 20% and 70%. Over the past three years, the Company’s year-end 30+ days past due accounts have ranged between .30% and .42% of loan and lease receivables.

Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 5 to 35 basis points of receivables. As of December 31, 2017, 30+ days past dues were .42%. If past dues were 100 basis points higher or 1.42% as of December 31, 2017, the Company’s estimate of credit losses would likely have increased by a range of $2 million to $15 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

Fair Value Gains (Losses)

	Year ended December 31
	2017	2016
Assets
Fixed rate loans	$(51.9)	$(54.8)
Due from PACCAR	(21.1)	(14.0)
Due from foreign finance affiliates	(3.7)	(5.4)
Interest rate swaps related to debt	8.2	.5

Liabilities
Fixed rate debt	77.1	82.2
Interest rate swaps related to debt	(2.1)	(.5)
Total	$6.5	$8.0

The Company’s debt as of December 31, 2017 and 2016 consisted of commercial paper and floating and fixed rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15 – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) (the Company) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1961.

Seattle, Washington

February 21, 2018

PACCAR Financial Corp.

STATEMENTS OF INCOME
	Year ended December 31
(Millions of Dollars)	2017	2016	2015
Interest and fee income	$236.1	$239.1	$234.9
Operating lease and rental revenues	392.6	351.4	337.0
Used truck sales and other revenues	43.7	33.2	32.2
TOTAL INTEREST AND OTHER REVENUES	672.4	623.7	604.1

Interest and other borrowing costs	101.2	84.2	67.4
Depreciation and other rental expenses	374.9	306.4	273.5
Cost of used truck sales and other expenses	40.1	32.1	26.4
Selling, general and administrative expenses	52.9	49.5	47.2
Provision for losses on receivables	12.0	12.3	7.4
TOTAL EXPENSES	581.1	484.5	421.9

INCOME BEFORE INCOME TAXES	91.3	139.2	182.2

Income taxes (benefit) expense	(299.9)	50.3	69.4
NET INCOME	$391.2	$88.9	$112.8

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME
	Year ended December 31
(Millions of Dollars)	2017	2016	2015
Net income	$391.2	$88.9	$112.8
Other comprehensive income (loss)
Unrealized income (losses) on derivative contracts
Income (losses) arising during the period	1.2	(.8)	(7.5)
Tax effect	(.4)	.3	2.9
Reclassification adjustment	1.4	3.5	7.2
Tax effect	(.6)	(1.3)	(2.8)
Net other comprehensive income (loss)	1.6	1.7	(.2)
TOTAL COMPREHENSIVE INCOME	$392.8	$90.6	$112.6

See Notes to Financial Statements.

PACCAR Financial Corp.

BALANCE SHEETS
	December 31	December 31
(Millions of Dollars)	2017	2016

ASSETS

Cash	$62.7	$46.6
Finance and other receivables, net of allowance for losses (2017 - $58.4 and 2016 - $59.4)	5,254.2	5,234.9
Due from PACCAR and affiliates	1,236.3	1,265.5
Equipment on operating leases, net of accumulated depreciation (2017 - $630.6 and 2016 - $548.2)	1,592.6	1,522.9
Other assets	206.8	260.6
TOTAL ASSETS	$8,352.6	$8,330.5

LIABILITIES

Accounts payable, accrued expenses and other	$288.4	$252.3
Due to PACCAR and affiliates	20.2	16.2
Commercial paper	1,437.8	1,343.5
Medium-term notes	4,433.4	4,733.5
Deferred taxes and other liabilities	602.5	812.0
TOTAL LIABILITIES	6,782.3	7,157.5

STOCKHOLDER'S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	126.8	122.3
Retained earnings	1,396.1	1,004.9
Accumulated other comprehensive income	1.9	.3
TOTAL STOCKHOLDER'S EQUITY	1,570.3	1,173.0
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,352.6	$8,330.5

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS
	Year ended December 31
(Millions of Dollars)	2017	2016	2015
OPERATING ACTIVITIES

Net income	$391.2	$88.9	$112.8
Items included in net income not affecting cash:
Depreciation and amortization	356.1	291.9	260.1
Provision for losses on receivables	12.0	12.3	7.4
Deferred taxes	(208.0)	30.2	7.9
Administrative fees for services from PACCAR	4.5	5.5	4.5
Change in tax-related balances with PACCAR	(112.4)	(5.6)	(13.3)
Increase (decrease) in payables and other	105.6	(36.3)	(27.7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	549.0	386.9	351.7

INVESTING ACTIVITIES

Finance and other receivables originated	(1,678.7)	(1,651.0)	(1,989.9)
Collections on finance and other receivables	1,753.1	1,621.5	1,749.0
Net (increase) decrease in wholesale receivables	(153.5)	206.8	(223.7)
Loans to PACCAR and affiliates	(225.0)	(542.0)	(173.0)
Collections on loans from PACCAR and affiliates	258.5	380.5	315.0
Net decrease (increase) in other receivables and leases to PACCAR and affiliates	70.5	(58.6)	117.6
Acquisition of equipment for operating leases, primarily from PACCAR	(501.4)	(624.0)	(518.2)
Proceeds from disposal of equipment	170.3	132.9	180.1
Other	(17.5)	5.3

NET CASH USED IN INVESTING ACTIVITIES	(323.7)	(528.6)	(543.1)

FINANCING ACTIVITIES

Dividends paid		(100.0)
Net increase (decrease) in short-term commercial paper	95.7	(89.4)	(65.4)
Proceeds from medium-term notes and other commercial paper	996.5	1,597.8	1,306.2
Payments of medium-term notes and other commercial paper	(1,301.4)	(1,255.4)	(1,057.0)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(209.2)	153.0	183.8
NET INCREASE (DECREASE) IN CASH	16.1	11.3	(7.6)
CASH AT BEGINNING OF YEAR	46.6	35.3	42.9
CASH AT END OF YEAR	$62.7	$46.6	$35.3

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY
	Year ended December 31
(Millions of Dollars)	2017	2016	2015
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	122.3	116.8	112.3
Investments from PACCAR	4.5	5.5	4.5
Balance at end of year	126.8	122.3	116.8

RETAINED EARNINGS

Balance at beginning of year	1,004.9	1,016.0	903.2
Net income	391.2	88.9	112.8
Dividends paid		(100.0)
Balance at end of year	1,396.1	1,004.9	1,016.0

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of year	.3	(1.4)	(1.2)
Net unrealized gain (loss)	1.6	1.7	(.2)
Balance at end of year	1.9	.3	(1.4)
TOTAL STOCKHOLDER’S EQUITY	$1,570.3	$1,173.0	$1,176.9

See Notes to Financial Statements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

On average, modifications extended contractual terms by approximately three months in 2017 and 2016 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2017 or 2016.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

method which approximates the interest method. For operating leases, rental revenue is recognized on a straight-line basis over the lease term.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2017 or December 31, 2016. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio.  The asset position of the Company’s swap portfolio was $3.1 at December 31, 2017.

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

Income Taxes:

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2017, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2011. PACCAR’s tax returns remain subject to examination in most jurisdictions for the years ranging from 2012 through 2017.

Preferred Stock:

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company’s Board of Directors.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

New Accounting Pronouncements:

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings the difference between the historical corporate income tax rate and the newly enacted income tax rate resulting from the Tax Act. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect adoption of the new standard to have a material impact on the Company’s financial statements. The Company expects to early adopt this ASU in 2018.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The FASB has subsequently issued several related ASUs to clarify the implementation guidance in ASU 2014-09. This standard may be applied retrospectively to each prior period presented or modified retrospectively with a cumulative effect recognized as of the date of initial application. The Company expects to adopt this ASU on a modified retrospective basis on January 1, 2018. The Company does not expect adoption of the new standard to have a material impact on the Company’s financial statements as leases and financial instruments, which comprise a majority of the Company’s revenue, are excluded from the scope of this guidance.

On January 1, 2017, the Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU did not have a material impact on the Company’s financial statements.

The FASB also issued the following standards, which are not expected to have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2016-01*	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018

2016-15*	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

2017-12**	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	January 1, 2019

*The Company expects to adopt on the effective date.

**The Company expects to early adopt on January 1, 2018.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables include the following:

	December 31	December 31
	2017	2016
Retail loans	$2,908.3	$2,948.6
Retail direct financing leases	1,536.5	1,644.7
Dealer wholesale financing	913.8	760.3
Dealer master notes	18.3	23.8
Operating lease receivables and other	71.2	65.9
Unearned interest on finance leases	(135.5)	(149.0)
	5,312.6	5,294.3
Less allowance for credit losses:
Loans and leases	(54.8)	(56.3)
Dealer wholesale financing	(2.4)	(2.0)
Operating lease receivables and other	(1.2)	(1.1)
	$5,254.2	$5,234.9

Annual minimum payments due on loans and leases are as follows:

	Loans	Finance leases
2018	$890.0	$431.9
2019	767.2	366.7
2020	631.3	303.3
2021	405.2	199.0
2022	175.0	112.9
Thereafter	57.9	65.3
	$2,926.6	$1,479.1

Estimated residual values included with finance leases amounted to $57.4 in 2017 and $50.5 in 2016. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, collection experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

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

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2017
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.0	$8.5	$47.8	$1.1	$59.4
Provision (benefit) for losses	.4	(.6)	11.9	.3	12.0
Charge-offs			(14.6)	(.3)	(14.9)
Recoveries			1.8	.1	1.9
Balance at December 31	$2.4	$7.9	$46.9	$1.2	$58.4

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

	2016
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.7	$9.2	$46.3	$1.1	$59.3
(Benefit) provision for losses	(.7)	(.7)	12.9	.8	12.3
Charge-offs			(12.7)	(.8)	(13.5)
Recoveries			1.3		1.3
Balance at December 31	$2.0	$8.5	$47.8	$1.1	$59.4

	2015
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.8	$10.4	$42.0	$.8	$56.0
(Benefit) provision for losses	(.1)	(1.2)	8.0	.7	7.4
Charge-offs			(5.5)	(.5)	(6.0)
Recoveries			1.8	.1	1.9
Balance at December 31	$2.7	$9.2	$46.3	$1.1	$59.3

*	Operating lease and other trade receivables

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At December 31, 2017	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$29.2	$29.2

Allowance for impaired finance receivables determined individually			$3.5	$3.5

Recorded investment for finance receivables evaluated collectively	$913.8	$1,156.3	$3,142.1	$5,212.2

Allowance for finance receivables determined collectively	$2.4	$7.9	$43.4	$53.7

	Dealer		Customer
At December 31, 2016	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$31.4	$31.4

Allowance for impaired finance receivables determined individually			$2.5	$2.5

Recorded investment for finance receivables evaluated collectively	$760.3	$1,248.7	$3,188.0	$5,197.0

Allowance for finance receivables determined collectively	$2.0	$8.5	$45.3	$55.8

The recorded investment for finance receivables that are on non-accrual status is as follows:

	December 31	December 31
	2017	2016
Fleet	$28.2	$29.9
Owner/Operator	1.0	1.5
	$29.2	$31.4

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2017 and 2016 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At December 31, 2017	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$10.7	$.8	$11.5
Associated allowance			(2.3)	(.2)	(2.5)
Net carrying amount of impaired loans with a specific reserve			8.4	.6	9.0
Impaired loans with no specific reserve			12.5	.2	12.7
Net carrying amount of impaired loans			$20.9	$.8	$21.7

Average recorded investment for impaired loans			$21.8	$1.2	$23.0

	Dealer		Customer Retail
				Owner/
At December 31, 2016	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$11.3	$1.1	$12.4
Associated allowance			(1.9)	(.2)	(2.1)
Net carrying amount of impaired loans with a specific reserve			9.4	.9	10.3
Impaired loans with no specific reserve			10.0	.2	10.2
Net carrying amount of impaired loans			$19.4	$1.1	$20.5

Average recorded investment for impaired loans			$17.5	$1.7	$19.2

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	2017	2016	2015
Fleet	$1.2	$1.0	$1.0
Owner/Operator	.1	.2	.3
	$1.3	$1.2	$1.3

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of December 31, 2017 and 2016.

The Company has contractual arrangements with one customer, Swift Transportation Corporation, that accounted for 10.4%, 12.1% and 13.8% of total Interest and other revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The Company retains as collateral a security interest in the related equipment.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
				Owner/
At December 31, 2017	Wholesale	Retail	Fleet	Operator	Total
Performing	$913.8	$1,156.3	$2,663.1	$427.9	$5,161.1
Watch			50.5	.6	51.1
At-risk			28.2	1.0	29.2
	$913.8	$1,156.3	$2,741.8	$429.5	$5,241.4

	Dealer		Customer Retail
				Owner/
At December 31, 2016	Wholesale	Retail	Fleet	Operator	Total
Performing	$757.4	$1,248.7	$2,761.9	$421.0	$5,189.0
Watch	2.9		4.4	.7	8.0
At-risk			30.0	1.4	31.4
	$760.3	$1,248.7	$2,796.3	$423.1	$5,228.4

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At December 31, 2017	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$913.8	$1,156.3	$2,725.1	$428.2	$5,223.4
31 – 60 days past-due			9.0	.8	9.8
Greater than 60 days past-due			7.7	.5	8.2
	$913.8	$1,156.3	$2,741.8	$429.5	$5,241.4

	Dealer		Customer Retail
				Owner/
At December 31, 2016	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$760.3	$1,248.7	$2,784.5	$421.4	$5,214.9
31 – 60 days past-due			5.8	.9	6.7
Greater than 60 days past-due			6.0	.8	6.8
	$760.3	$1,248.7	$2,796.3	$423.1	$5,228.4

Troubled Debt Restructurings

The balance of TDRs was $16.9 and $18.1 at December 31, 2017 and 2016, respectively. At modification date, the pre- and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	2017		2016
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$11.3	$11.3	$17.8	$17.8
Owner/Operator
	$11.3	$11.3	$17.8	$17.8

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2017 and 2016.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past due) during the periods by portfolio class are as follows:

	Year ended December 31
	2017	2016
Fleet	$4.3	$.3
Owner/Operator
	$4.3	$.3

There were $4.3 of finance receivables modified as TDRs during the last twelve months that subsequently defaulted in 2017, resulting in a specific reserve for one fleet customer of $1.2 as of December 31, 2017.  There were $1.4 and nil of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in 2017 and 2016, respectively.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at December 31, 2017 and 2016 was $7.5 and $15.5, respectively. Proceeds from the sales of repossessed assets were $28.2, $21.5 and $11.6 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Income.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2018 of $801.3 are due as follows: $319.1 in 2018, $226.5 in 2019, $145.2 in 2020, $80.2 in 2021, and $30.3 in 2022 and thereafter. Depreciation expense related to equipment on operating leases was $338.9, $275.7 and $245.2 in 2017, 2016 and 2015, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2017, 2016 and 2015 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at December 31, 2017 and 2016, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	December 31	December 31
	2017	2016
Due from PACCAR and affiliates
Loans due from PACCAR	$777.5	$756.5
Loans due from foreign finance affiliates	295.0	413.0
Direct financing leases due from affiliate	.6	.5
Tax-related receivable due from PACCAR	119.5	7.1
Receivables	43.7	88.4
	$1,236.3	$1,265.5

Due to PACCAR and affiliates
Payables	$20.2	$16.2
	$20.2	$16.2

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR represents the related tax benefit to be settled with PACCAR.

The Company provides direct financing leases to dealer locations operated by an affiliate of PACCAR.

PACCAR has issued letters of credit as of December 31, 2017 in the amount of $1.2 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. Fees for the services were $4.5, $5.5 and $4.5 in 2017, 2016 and 2015, respectively, and are included in Additional paid-in capital.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from one facility owned by PACCAR and five facilities leased by PACCAR. Lease payments for the use of these facilities are included in the above-mentioned administrative services charged by PACCAR.

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $3.3, $3.3 and $3.5 for the years 2017, 2016 and 2015, respectively, and are included in Selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for the defined contribution plan were $1.5, $1.3 and $1.2 for the years 2017, 2016 and 2015, respectively, and are included in Selling, general and administrative expenses.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive income (AOCI) of $1.9 and $.3 at December 31, 2017 and 2016, respectively, is comprised of the unrealized net gain (loss) on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance at beginning of year	$.3	$(1.4)	$(1.2)
Amounts recorded in AOCI
Unrealized gain (loss) on derivative contracts	1.2	(.8)	(7.5)
Income tax effect	(.4)	.3	2.9
Amounts reclassified out of AOCI
Interest and other borrowing costs	1.4	3.5	7.2
Income taxes	(.6)	(1.3)	(2.8)
Net other comprehensive income (loss)	1.6	1.7	(.2)
Balance at end of year	$1.9	$.3	$(1.4)

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

At December 31, 2017, the notional amount of these contracts totaled $838.7 with amounts expiring over the next ten years. Notional maturities for all interest-rate contracts are $325.0 for 2018, $243.0 for 2019, $40.0 for 2020, $179.6 for 2021, $25.0 for 2022 and $26.1 thereafter. The majority of these contracts are floating to fixed rate swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	As of December 31
	2017		2016
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$3.1		$2.4
Accounts payable, accrued expenses and other		$2.7		$4.1
Gross amounts recognized in Balance Sheets	3.1	2.7	2.4	4.1

Less amounts not offset in financial instruments	(.5)	(.5)	(.6)	(.6)
Pro-forma net amount	$2.6	$2.2	$1.8	$3.5

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective. Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings and were immaterial for the years ended December 31, 2017, 2016 and 2015. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is ten years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The amount of loss recorded in AOCI at December 31, 2017 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing costs in the Statements of Income as follows:

	Year ended December 31
	2017	2016	2015
Interest-rate swaps	$2.3	$5.5	$(.9)
Term notes	$(1.5)	$(6.4)	$.6

NOTE G – BORROWINGS

The carrying amounts of borrowings are summarized as follows:

	As of December 31
	2017		2016
	Effective		Effective
	Rate	Borrowings	Rate	Borrowings
Commercial paper	1.4%	$1,437.8	.7%	$1,343.5
Medium-term notes	1.9%	4,433.4	1.6%	4,733.5
	1.8%	$5,871.2	1.4%	$6,077.0

Commercial paper and medium-term notes borrowings were $5,871.2 and $6,077.0 at December 31, 2017 and 2016, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(17.5) and $(17.0) at December 31, 2017 and 2016, respectively. The effective rate is the weighted average rate as of December 31, 2017 and includes the effects of interest-rate swap agreements.

The annual principal maturities of the borrowings are as follows:

	Commercial	Term
	Paper	Notes	Total
2018	$1,438.7	$1,300.0	$2,738.7
2019		1,400.0	1,400.0
2020		950.0	950.0
2021		500.0	500.0
2022		300.0	300.0
	$1,438.7	$4,450.0	$5,888.7

Interest expense on borrowings amounted to $91.9, $77.3, and $60.3 for 2017, 2016 and 2015, respectively. Interest paid on borrowings was $88.0, $74.7, and $56.1 in 2017, 2016 and 2015, respectively.

In November 2015, the Company filed a shelf registration statement under the Securities Act of 1933. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during the period.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2017. Of this amount, $1,000.0 expires in June 2018, $1,000.0 expires in June 2021 and $1,000.0 expires in June 2022. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,953.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,047.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2017.

NOTE I – INCOME TAXES

The Company’s effective income tax rate was a benefit of (328.5)% for 2017 compared to a provision of 36.1% for 2016. The primary difference in tax rates was due to the change in U.S. tax law in 2017 as further explained below.

The components of the Company’s provision for income taxes include the following:

	Year ended December 31
	2017	2016	2015
Current (benefit) provision
Federal	$(95.9)	$19.2	$60.4
State	4.0	.9	1.1
	(91.9)	20.1	61.5
Deferred (benefit) provision
Federal	(214.2)	28.7	.3
State	6.2	1.5	7.6
	(208.0)	30.2	7.9
Total (benefit) provision for income taxes	$(299.9)	$50.3	$69.4

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	Year ended December 31
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
Effect of:
Rate change on U.S. federal deferred taxes	(370.8)%
State	7.3%	1.1%	3.1%
	(328.5)%	36.1%	38.1%

Cash paid for income taxes was $.1, $1.5, and $3.6 in 2017, 2016 and 2015, respectively.

On December 22, 2017, the U.S. enacted new federal income tax legislation, the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act lowered the U.S. statutory income tax rate from 35.0% to 21.0%.  The Company recorded a provisional amount of $338.5 of deferred tax benefits, due to the re-measurement of net deferred tax liabilities at the new lower statutory tax rate.  The provisional amount may change in 2018, as new information becomes available and the Tax Act continues to be interpreted. Once the Company finalizes certain tax positions when it files its 2017 U.S. income tax returns, it will be able to conclude whether the provisional amounts require further adjustment to the net U.S. deferred tax liability, as of December 31, 2017.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	December 31	December 31
	2017	2016
Deferred tax assets:
Allowance for losses on receivables	$14.4	$22.5
Other	11.1	14.7
Deferred tax liabilities:
Depreciation	(621.5)	(840.8)
Derivative asset	(1.9)	(1.3)
Net deferred tax liability	$(597.9)	$(804.9)

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2017. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	December 31	December 31
Level 2	2017	2016
Assets:
Impaired loans, net of specific reserves (2017 - $1.8 and 2016 - $1.0)	$8.4	$1.9
Used trucks held for sale	53.3	100.4
Derivative contracts	3.1	2.4
Liabilities:
Derivative contracts	$2.7	$4.1

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at December 31, 2017 and 2016 were $23.0 and $14.1 during 2017 and 2016, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	December 31		December 31
	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$765.5	$762.5	$648.0	$648.4
Due from foreign finance affiliates	172.0	172.0	218.0	219.4
Fixed rate loans	2,756.9	2,758.4	2,796.0	2,816.2
Liabilities:
Fixed rate debt	$4,091.8	$4,072.0	$4,193.1	$4,191.4

NOTE K – QUARTERLY RESULTS (UNAUDITED)

	QUARTER
	First	Second	Third	Fourth
2017
Interest and other revenues	$166.1	$161.0	$173.0	$172.3
Income before income taxes	20.0	22.5	25.0	23.8
Net income (1)	12.5	13.1	14.5	351.1

2016
Interest and other revenues	$150.7	$154.1	$156.6	$162.3
Income before income taxes	38.3	33.9	31.4	35.6
Net income	24.3	21.0	21.6	22.0

(1)	The Company’s net income in the fourth quarter of 2017 includes the impact of the Tax Act. See “Note I – Income Taxes” for additional discussion regarding the Company’s effective income tax rate.

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company believes that any reasonably possible range of losses with respect to these matters in addition to amounts accrued is not material to the Company’s financial statements.

At December 31, 2017, the Company has loan and lease commitments of $303.4 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $1.0 in both 2017 and 2016.

Other Fees

The Company was charged $.2 and $.2 in 2017 and 2016, respectively, by the principal accountant for tax consulting services.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

As a wholly owned subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2017 proxy statement. During the year ended December 31, 2017, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2017, 2016, and 2015

Statements of Comprehensive Income – Years Ended December 31, 2017, 2016, and 2015

Balance Sheets – December 31, 2017 and 2016

Statements of Cash Flows – Years Ended December 31, 2017, 2016, and 2015

Statements of Stockholder’s Equity – Years Ended December 31, 2017, 2016, and 2015

Notes to Financial Statements – December 31, 2017, 2016, and 2015

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended*	10-K	February 26, 2015	3.1	001-11677

	(ii)	Restated By-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Form of InterNotes, Series C	S-3	November 5, 2015	4.4	333-207838

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434

(12)	Statements re: computation of ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the each of the five years ended December 31, 2013 – 2017.*

	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the each of the five years ended December 31, 2013 – 2017.*

(23)		Consent of Independent Registered Public Accounting Firm*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith

PACCAR Financial Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

Date	February 21, 2018	/s/ T. R. Hubbard
T. R. Hubbard
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

/s/ R. E. Armstrong	Chief Executive Officer
R. E. Armstrong

(2)	Principal Financial Officer

/s/ R. A. Bengston	Principal Financial Officer
R. A. Bengston

(3)	Principal Accounting Officer

/s/ Y. Zhang	Controller
Y. Zhang

(4)	A Majority of the Board of Directors

/s/ R. E. Armstrong	Director
R. E. Armstrong

/s/ R. A. Bengston	Director
R. A. Bengston

/s/ T. R. Hubbard	Director
T. R. Hubbard