Form 10-Q
period 2018-03-31
PACCAR FINANCIAL CORP
filed 2018-05-04
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Common Stock, $100 par value—145,000 shares as of April 30, 2018

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

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended
	March 31
	2018	2017
Interest and fee income	$61.3	$57.7
Operating lease and rental revenues	101.5	92.7
Used truck sales and other revenues	7.7	15.7

TOTAL INTEREST AND OTHER REVENUES	170.5	166.1

Interest and other borrowing costs	28.9	23.4
Depreciation and other rental expenses	93.2	91.7
Cost of used truck sales and other expenses	6.8	15.0
Selling, general and administrative expenses	13.8	13.0
Provision for losses on receivables	1.2	3.0

TOTAL EXPENSES	143.9	146.1

INCOME BEFORE INCOME TAXES	26.6	20.0

Income taxes	6.2	7.5

NET INCOME	$20.4	$12.5

COMPREHENSIVE INCOME	$22.9	$13.1

RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,396.1	$1,004.9

RETAINED EARNINGS AT END OF PERIOD	$1,416.5	$1,017.4

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	March 31	December 31
	2018	2017*
	(Unaudited)
ASSETS
Cash	$28.6	$62.7
Finance and other receivables, net of allowance for credit losses (2018 - $58.2 and 2017 - $58.4)	5,432.9	5,254.2
Due from PACCAR and affiliates	1,167.5	1,236.3
Equipment on operating leases, net of accumulated depreciation (2018 - $655.0 and 2017 - $630.6)	1,542.1	1,592.6
Other assets	226.6	206.8

TOTAL ASSETS	$8,397.7	$8,352.6

LIABILITIES
Accounts payable, accrued expenses and other	$331.6	$288.4
Due to PACCAR and affiliates	53.4	20.2
Commercial paper	1,504.7	1,437.8
Medium-term notes	4,332.9	4,433.4
Deferred taxes and other liabilities	576.1	602.5

TOTAL LIABILITIES	6,798.7	6,782.3

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	132.6	126.8
Retained earnings	1,416.5	1,396.1
Accumulated other comprehensive income	4.4	1.9

TOTAL STOCKHOLDER'S EQUITY	1,599.0	1,570.3

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,397.7	$8,352.6

*	The December 31, 2017 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Three Months Ended
	March 31
	2018	2017
OPERATING ACTIVITIES
Net income	$20.4	$12.5
Items included in net income not affecting cash:
Depreciation and amortization	88.1	87.2
Provision for losses on receivables	1.2	3.0
Deferred taxes	(26.9)	(7.5)
Administrative fees for services from PACCAR	5.8	3.2
Change in tax-related balances with PACCAR	150.8	21.5
Increase in payables and other	36.8	15.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	276.2	135.4

INVESTING ACTIVITIES
Finance and other receivables originated	(474.2)	(281.7)
Collections on finance and other receivables	392.0	390.0
Net increase in wholesale receivables	(105.8)	(19.9)
Loans to PACCAR and affiliates	(91.0)	(25.0)
Collections on loans from PACCAR and affiliates	73.0	101.0
Net (increase) decrease in other receivables and leases to PACCAR and affiliates	(34.6)	20.7
Acquisition of equipment for operating leases, primarily from PACCAR	(69.2)	(94.3)
Proceeds from disposal of equipment	62.1	49.8
Other	(28.9)	(17.9)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(276.6)	122.7

FINANCING ACTIVITIES
Net increase (decrease) in short-term commercial paper	67.6	(172.9)
Proceeds from medium-term notes and other commercial paper	398.7	398.9
Payments of medium-term notes and other commercial paper	(500.0)	(500.0)

NET CASH USED IN FINANCING ACTIVITIES	(33.7)	(274.0)

NET DECREASE IN CASH	(34.1)	(15.9)

CASH AT BEGINNING OF PERIOD	62.7	46.6

CASH AT END OF PERIOD	$28.6	$30.7

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements:

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the difference between the historical corporate income tax rate and the newly enacted income tax rate resulting from the Tax Act. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect adoption of the new standard to have a material impact on the Company’s financial statements. The Company expects to early adopt this ASU in the fourth quarter of 2018.

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

In addition to adopting the ASU discussed above, the Company adopted the following standards effective January 1, 2018, which did not have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2014-09*	Revenue from Contracts with Customers
2016-01*	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement
of Financial Assets and Financial Liabilities
2016-15*	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts
and Cash Payments
2017-12**	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting
for Hedging Activities

*	The Company adopted on the effective date of January 1, 2018.
**	The Company early adopted in 2018.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	March 31	December 31
	2018	2017
Retail loans	$3,025.7	$2,908.3
Retail direct financing leases	1,480.3	1,536.5
Dealer wholesale financing	1,019.6	913.8
Dealer master notes	19.7	18.3
Operating lease receivables and other	74.6	71.2
Unearned interest on finance leases	(128.8)	(135.5)
	5,491.1	5,312.6

Less allowance for credit losses:
Loans and leases	(53.8)	(54.8)
Dealer wholesale financing	(2.6)	(2.4)
Operating lease receivables and other	(1.8)	(1.2)
	$5,432.9	$5,254.2

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2018 or December 31, 2017. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately three months in both 2018 and 2017, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2018 or December 31, 2017.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The allowance for credit losses is summarized as follows:

	2018
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.4	$7.9	$46.9	$1.2	$58.4
Provision for losses	.2		.4	.6	1.2
Charge-offs			(2.0)		(2.0)
Recoveries			.6		.6

Balance at March 31	$2.6	$7.9	$45.9	$1.8	$58.2

	2017
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.0	$8.5	$47.8	$1.1	$59.4
(Benefit) provision for losses		(.3)	3.3		3.0
Charge-offs			(4.6)		(4.6)
Recoveries			.5		.5

Balance at March 31	$2.0	$8.2	$47.0	$1.1	$58.3

*	Operating lease and other trade receivables

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At March 31, 2018	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$28.1	$28.1
Allowance for impaired finance receivables determined individually			$3.5	$3.5
Recorded investment for finance receivables evaluated collectively	$1,019.6	$1,174.1	$3,194.7	$5,388.4
Allowance for finance receivables determined collectively	$2.6	$7.9	$42.4	$52.9

	Dealer		Customer
At December 31, 2017	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$29.2	$29.2
Allowance for impaired finance receivables determined individually			$3.5	$3.5
Recorded investment for finance receivables evaluated collectively	$913.8	$1,156.3	$3,142.1	$5,212.2
Allowance for finance receivables determined collectively	$2.4	$7.9	$43.4	$53.7

The recorded investment for finance receivables that are on non-accrual status is as follows:

	March 31	December 31
	2018	2017
Fleet	$25.7	$28.2
Owner/operator	2.4	1.0

	$28.1	$29.2

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of March 31, 2018 and December 31, 2017 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At March 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$9.7	$2.1	$11.8
Associated allowance			(2.3)	(.5)	(2.8)

Net carrying amount of impaired loans with a specific reserve			7.4	1.6	9.0
Impaired loans with no specific reserve			11.6	.2	11.8

Net carrying amount of impaired loans			$19.0	$1.8	$20.8

Average recorded investment for impaired loans*			$21.7	$1.4	$23.1

*	Represents the average during the 12 months ended March 31, 2018

	Dealer		Customer Retail
				Owner/
At December 31, 2017	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$10.7	$.8	$11.5
Associated allowance			(2.3)	(.2)	(2.5)

Net carrying amount of impaired loans with a specific reserve			8.4	.6	9.0
Impaired loans with no specific reserve			12.5	.2	12.7

Net carrying amount of impaired loans			$20.9	$.8	$21.7

Average recorded investment for impaired loans*			$17.9	$1.7	$19.6

*	Represents the average during the 12 months ended March 31, 2017

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended
	March 31
	2018	2017
Fleet	$.3	$.3
Owner/operator
	$.3	$.3

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of March 31, 2018 or December 31, 2017. The Company retains as collateral a security interest in the related equipment.

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
				Owner/
At March 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Performing	$1,018.9	$1,174.1	$2,705.4	$439.5	$5,337.9
Watch	.7		49.2	.6	50.5
At-risk			25.7	2.4	28.1
	$1,019.6	$1,174.1	$2,780.3	$442.5	$5,416.5

	Dealer		Customer Retail
				Owner/
At December 31, 2017	Wholesale	Retail	Fleet	Operator	Total
Performing	$913.8	$1,156.3	$2,663.1	$427.9	$5,161.1
Watch			50.5	.6	51.1
At-risk			28.2	1.0	29.2
	$913.8	$1,156.3	$2,741.8	$429.5	$5,241.4

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At March 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,019.6	$1,174.1	$2,770.5	$440.3	$5,404.5
31 – 60 days past due			2.4	1.5	3.9
Greater than 60 days past due			7.4	.7	8.1
	$1,019.6	$1,174.1	$2,780.3	$442.5	$5,416.5

	Dealer		Customer Retail
				Owner/
At December 31, 2017	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$913.8	$1,156.3	$2,725.1	$428.2	$5,223.4
31 – 60 days past due			9.0	.8	9.8
Greater than 60 days past due			7.7	.5	8.2
	$913.8	$1,156.3	$2,741.8	$429.5	$5,241.4

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Troubled Debt Restructurings

The balance of TDRs was $15.3 at March 31, 2018 and $16.9 at December 31, 2017. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended
	March 31
	2018		2017
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$.1	$.1	$8.8	$8.8
Owner/operator
	$.1	$.1	$8.8	$8.8

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2018 and 2017.

There were no finance receivables modified as TDRs during the last twelve months that subsequently defaulted in the three months ended March 31, 2018. There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged-off in the three months ended March 31, 2018 and 2017.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $6.1 at March 31, 2018 and $7.5 at December 31, 2017.

Proceeds from sales of repossessed assets were $4.1 and $8.0 for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2018 and full year 2017 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia. Loans to these foreign affiliates during 2018 and 2017 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make aggregate loans to the foreign affiliates in excess of the equivalent of $500.0 U.S. dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at March 31, 2018 and December 31, 2017, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	March 31	December 31
	2018	2017
Due from PACCAR and affiliates
Loans due from PACCAR	$868.5	$777.5
Loans due from foreign finance affiliates	267.0	295.0
Direct financing leases due from affiliate	.6	.6
Tax-related receivable due from PACCAR		119.5
Receivables	31.4	43.7

	$1,167.5	$1,236.3

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$31.3
Payables	22.1	$20.2
	$53.4	$20.2

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR and the tax related payable due to PACCAR represent the related tax benefit or provision to be settled with PACCAR.

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31
	2018	2017
Net income	$20.4	$12.5
Other comprehensive income
Derivative contracts increase	2.5	.6
Total comprehensive income	$22.9	$13.1

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (AOCI) of $4.4 and $1.9 at March 31, 2018 and December 31, 2017, respectively, is comprised of the unrealized net gain on derivative contracts, net of taxes.  Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended
	March 31
	2018	2017
Balance at beginning of period	$1.9	$.3
Amounts recorded in AOCI
Unrealized gain on derivative contracts	3.5	.4
Income tax effect	(.9)	(.1)
Amounts reclassified out of AOCI
Interest and other borrowing costs	(.1)	.5
Income tax effect		(.2)

Net other comprehensive income	2.5	.6

Balance at end of period	$4.4	$.9

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	March 31	December 31
Level 2	2018	2017
Assets:
Impaired loans, net of specific reserves (2018 - $1.9 and 2017 - $1.8)	$4.9	$8.4
Used trucks held for sale	46.6	53.3
Derivative contracts	5.6	3.1

Liabilities:
Derivative contracts	$5.3	$2.7

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

Used Trucks Held for Sale:  The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at March 31, 2018 and 2017 were $2.1 and $9.0 during the first three months of 2018 and 2017, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

Net Receivables: For floating rate loans, dealer wholesale financings and operating lease and other trade receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on assumptions regarding credit and liquidity risks to approximate current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

Commercial Paper and Medium-Term Notes: The carrying amounts of the Company’s commercial paper and variable medium-term notes approximate fair value.  For fixed rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$833.5	$824.0	$765.5	$762.5
Due from foreign finance affiliates	147.0	145.3	172.0	172.0
Fixed rate loans	2,872.4	2,854.1	2,756.9	2,758.4

Liabilities:
Fixed rate debt	$3,991.4	$3,940.0	$4,091.8	$4,072.0

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

At March 31, 2018, the notional amount of these contracts totaled $1,003.8 with amounts expiring over the next ten years. Notional maturities for all interest-rate contracts are $300.0 for the remainder of 2018, $243.0 for 2019, $40.0 for 2020, $299.9 for 2021, $39.4 for 2022 and $81.5 thereafter. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	March 31, 2018		December 31, 2017
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$5.6		$3.1
Accounts payable, accrued expenses and other		$5.3		$2.7
Gross amounts recognized in Balance Sheets	5.6	5.3	3.1	2.7

Less amounts not offset in financial instruments:	(1.8)	(1.8)	(.5)	(.5)
Pro-forma net amount	$3.8	$3.5	$2.6	$2.2

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio was $5.6 and $3.1 at March 31, 2018 and December 31, 2017, respectively.

The Company uses regression analysis to assess effectiveness of interest-rate contracts at inception and uses quantitative or qualitative analysis to assess subsequent effectiveness on a quarterly basis. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge. Cash flows from derivative instruments are included in operating activities in the Statements of Cash Flows.

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

risk management strategy. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is ten years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and is presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at March 31, 2018 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $2.1, net of taxes.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. As of March 31, 2018, the following amounts were recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

		Cumulative Basis Amount
	Carrying Amount of	Included in the
Hedged Balance Sheet Line Item	the Hedged Liabilities	Carrying Amount
Medium-term notes	$280.5	$(4.5)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(2.4) as of March 31, 2018.

The following table presents the amount of expense (income) on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended
	March 31
	2018	2017
Loss (gain) on fair value hedges
Derivatives	$.8	$1.3
Hedged items	(.4)	(1.3)
(Gain) loss on cash flow hedges
Reclassified from AOCI into income	(.1)	.5
	$.3	$.5

NOTE G – Income Taxes

The effective income tax rate for the first quarter of 2018 was 23.3% compared to 37.5% for the first quarter of 2017. The primary difference in tax rates was due to the U.S. federal income tax legislation enacted on December 22, 2017, which lowered the U.S. statutory income tax rate from 35.0% to 21.0%.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended
	March 31
	2018	2017	% Change
New business volume by product:
Retail loans and direct financing leases	$415.4	$242.0	72
Equipment on operating leases	74.6	94.0	(21)
Dealer master notes	61.8	35.0	77

	$551.8	$371.0	49
Average earning assets by product:
Retail loans and direct financing leases	$4,331.2	$4,368.4	(1)
Equipment on operating leases	1,612.7	1,508.5	7
Dealer wholesale financing	943.8	775.3	22
Dealer master notes	22.2	25.0	(11)

	$6,909.9	$6,677.2	3
Revenue by product:
Retail loans and direct financing leases	$53.0	$51.3	3
Equipment on operating leases	101.5	92.7	9
Dealer wholesale financing	7.6	5.8	31
Dealer master notes	.2	.3	(33)
Used truck sales, other revenues and fees	8.2	16.0	(49)

	$170.5	$166.1	3

Income before income taxes	$26.6	$20.0	33

New Business Volume

New business volume from retail loans and direct financing leases in the first quarter of 2018 increased to $415.4 from $242.0 in the first quarter of 2017 due to higher retail sales of PACCAR trucks in 2018.  Equipment on operating leases new business volume decreased to $74.6 in the first quarter of 2018 from $94.0 in the first quarter of 2017, primarily due to lower fleet business in 2018. Dealer master notes new business volume increased to $61.8 in the first quarter of 2018 from $35.0 in the first quarter of 2017 due to increased finance volume from dealers.

In the first quarter of 2018, market share on new PACCAR truck sales was 18.6% compared to 19.8% in the first quarter of 2017.

Income Before Income Taxes

The Company’s income before income taxes was $26.6 for the first quarter of 2018 compared to $20.0 for the first quarter of 2017. The increase in income before income taxes in 2018 was primarily the result of higher operating lease margin of $7.3 due to lower losses of returned lease units, and lower provision for losses of $1.8, partially offset by lower finance margin of $1.9.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $118.4 at March 31, 2018 and $139.8 at December 31, 2017. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also includes trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the first quarter, the Company recognized losses on used trucks, excluding repossessions, of $8.3 in 2018 and $13.3 in 2017, including losses on multiple unit transactions of $5.3 in 2018 and $7.9 in 2017.  Used truck losses related to repossessions, which are recognized as credit losses, were $.4 in the first quarter of 2018 compared to $1.6 in the first quarter of 2017.

PACCAR FINANCIAL CORP. - FORM 10-Q

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended March 31, 2018 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended March 31, 2017	$57.7	$23.4	$34.3
Increase (decrease)
Average finance receivables	1.4		1.4
Average receivables from PACCAR and affiliates	(.2)		(.2)
Average debt balances		(.1)	.1
Yields	2.4		2.4
Borrowing rates		5.6	(5.6)

Total increase (decrease)	3.6	5.5	(1.9)

Three Months Ended March 31, 2018	$61.3	$28.9	$32.4

•	Average finance receivables increased $128.5 in the first quarter of 2018 primarily due to higher dealer wholesale financing.
•	Average receivables from PACCAR and affiliates decreased $47.1 in the first quarter of 2018 as a result of collections exceeding new loans to affiliated companies.
•

Yields increased primarily due to higher yields on receivables from PACCAR and affiliates (1.95% in the first quarter of 2018, compared to 1.47% in the first quarter of 2017). Yields on customer finance receivables were 4.27% in the first quarter of 2018, compared to 4.19% in the first quarter of 2017.

•	Average borrowing rates in the first quarter of 2018 were 2.0% compared to 1.6% in the first quarter of 2017 due to higher debt market interest rates.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended March 31, 2018 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended March 31, 2017	$92.7	$91.7	$1.0
Increase (decrease)
Operating lease impairment		(2.4)	2.4
Results on returned lease assets		(3.2)	3.2
Average operating lease assets	7.4	6.5	.9
Revenue and cost per asset	1.4	.6	.8

Total increase	8.8	1.5	7.3

Three Months Ended March 31, 2018	$101.5	$93.2	$8.3

•	Operating lease impairments decreased in 2018 reflecting higher used truck market prices.
•	Results on returned lease assets were higher in 2018 compared to 2017 primarily due to lower losses on sales of returned lease units.
•	Average operating lease assets increased due to higher demand for leased vehicles compared to the volume of expiring leases.
•	Revenue and cost per asset increased by $1.4 and $.6, respectively. Operating lease margin per asset increased by $.8 primarily due to higher fleet utilization.

PACCAR FINANCIAL CORP. - FORM 10-Q

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the first quarter of 2018 compared to the first quarter of 2017:

	Three Months Ended
	March 31
	2018	2017
Used truck sales and other revenues	$7.7	$15.7
Cost of used truck sales and other expenses	6.8	15.0

Results from used trucks and other	$.9	$.7

Results from used trucks and other in the first quarter of 2018 increased by $.2 from the first quarter of 2017, primarily due to lower impairments of used trucks resulting from higher used truck market prices.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Three Months Ended	Year Ended	Three Months Ended
	March 31	December 31	March 31
	2018	2017	2017
Balance at beginning of period	$58.4	$59.4	$59.4
Provision for losses	1.2	12.0	3.0
Charge-offs	(2.0)	(14.9)	(4.6)
Recoveries	.6	1.9	.5

Balance at end of period	$58.2	$58.4	$58.3

Ratios:
Charge-offs, net of recoveries ($1.4 in 2018) to
average total portfolio ($5,297.2 in 2018)
annualized at March 31, 2018	.11%	.25%	.32%

Allowance for credit losses ($58.2 in 2018) to period-end
total portfolio ($5,491.1 in 2018)	1.06%	1.10%	1.12%

Period-end retail loan and lease receivables past
due over 30 days ($12.1 in 2018) to period-end
retail loan and lease receivables ($4,377.2 in 2018)	.28%	.42%	.20%

The provision for losses on receivables was $1.2 for the first quarter of 2018, compared to $3.0 for the first quarter of 2017, reflecting continued good portfolio performance.

Retail loan and lease receivables past due over 30 days at March 31, 2018 was .28% compared to .42% at December 31, 2017 and .20% at March 31, 2017, reflecting payments received from one fleet customer in 2018. The Company continues to focus on maintaining low past due balances.

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

The post-modification balance of accounts modified during the three months ended March 31, 2018 and 2017 are summarized below:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Recorded	% of Total	Recorded	% of Total
	Investment	Portfolio*	Investment	Portfolio*
Commercial	$38.3	2.8%	$43.4	3.4%
Insignificant Delay	12.3	.9%	23.5	1.8%
Credit - No Concession	2.5	.2%	.2
Credit - TDR	.1		8.8	.7%
	$53.2	3.9%	$75.9	5.9%
*	Recorded investment immediately after modification as a percentage of period-end portfolio, on an annualized basis

Modification activity decreased in the first quarter of 2018 compared to the first quarter of 2017.  The decrease in modifications for commercial reasons reflects lower volumes of refinancing. The decrease in modifications for insignificant delay reflects fewer fleet customers requesting payment relief for up to three months. Credit – TDR modifications decreased to $.1 in 2018 from $8.8 in 2017 mainly due to the contract modifications for two fleet customers in 2017.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.1 of accounts during the first quarter of 2018, $.3 of accounts during the fourth quarter of 2017 and $.3 of accounts during the first quarter of 2017 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31	December 31	March 31
	2018	2017	2017
Pro forma percentage of retail loan and lease accounts 30+ days past due	.28%	.42%	.21%

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31		December 31		March 31
	2018		2017		2017
Retail loans	$3,025.7	55%	$2,908.3	55%	$2,878.4	56%
Retail leases	1,351.5	25%	1,401.0	26%	1,442.4	28%
Dealer wholesale financing	1,019.6	19%	913.8	18%	780.2	15%
Dealer master notes	19.7		18.3		24.3
Operating lease receivables and other	74.6	1%	71.2	1%	69.3	1%

Total portfolio	$5,491.1	100%	$5,312.6	100%	$5,194.6	100%

Retail loans increased to $3,025.7 at March 31, 2018 from $2,908.3 at December 31, 2017 due to new business volume exceeding collections.

Retail leases decreased to $1,351.5 at March 31, 2018 from $1,401.0 at December 31, 2017, reflecting collections exceeding new business volume.

Dealer wholesale financing balances increased to $1,019.6 at March 31, 2018 from $913.8 at December 31, 2017 due to higher dealer new truck inventory.

PACCAR FINANCIAL CORP. - FORM 10-Q

Dealer master notes were $19.7 at March 31, 2018 compared to $18.3 at December 31, 2017. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of March 31, 2018, the underlying pledged contracts were $91.3 upon which the dealers have available $37.8 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the first quarter of 2018 was 23.3% compared to 37.5% for the first quarter of 2017.  The primary difference in tax rates was due to the U.S. federal income tax legislation enacted on December 22, 2017, which lowered the U.S. statutory income tax rate from 35.0% to 21.0%.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first quarter of 2018 was $26.9 compared to $7.5 for the first quarter of 2017. The Company’s net deferred tax liability decreased to $571.9 at March 31, 2018 from $597.9 at December 31, 2017 due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2018.

Company Outlook

Truck industry Class 8 retail sales in the U.S. in 2018 are expected to be 230,000-250,000 units compared to 192,300 units in 2017. Average earning assets in 2018 are expected to grow 2-4% as increased new business financing from truck sales is projected to exceed customer collections. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at March 31, 2018 are as follows:

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

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at March 31, 2018. Of this amount, $1,000.0 expires in June 2018, $1,000.0 expires in June 2021 and $1,000.0 expires in June 2022. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,953.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,047.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2018.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. Some of this commercial paper is converted to fixed interest rate debt through the use of interest-rate swaps, which are used to manage interest rate risk. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of March 31, 2018 were $1,506.3 and $4,350.0, respectively.

PACCAR FINANCIAL CORP. - FORM 10-Q

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

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”) continues to be relevant.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2017 Annual Report. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2018.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the three months ended March 31, 2018.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:
	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3.1	001-11677
	(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677
(4)	Instruments defining the rights of security holders, including indentures:
	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273
	(b)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808
	(c)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838
	(d)	Form of InterNotes, Series C	S-3	November 5, 2015	4.4	333-207838
(10)		Material contracts:
	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434
(12)	Statements re: computation of ratios:
	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2018 and 2017*
	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the three month periods ended March 31, 2018 and 2017*
(31)	Rule 13a-14(a)/15d-14(a) Certifications:
	(a)	Certification of Principal Executive Officer*
	(b)	Certification of Principal Financial Officer*
(32)		Section 1350 Certifications:
	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*
(101.INS)		XBRL Instance Document*
(101.SCH)		XBRL Taxonomy Extension Schema Document*
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 4, 2018	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

/s/ Yi Zhang
Yi Zhang
Controller
(Chief Accounting Officer)