Form 10-Q
period 2018-09-30
PACCAR FINANCIAL CORP
filed 2018-11-02
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 – 106th Ave. N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip code)

(425) 468-7100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $100 par value—145,000 shares as of October 31, 2018

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. - FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Interest and fee income	$72.7	$59.6	$199.4	$175.2
Operating lease and rental revenues	101.1	101.1	304.8	290.6
Used truck sales and other revenues	5.1	12.3	20.2	34.3

TOTAL INTEREST AND OTHER REVENUES	178.9	173.0	524.4	500.1

Interest and other borrowing costs	36.8	26.2	97.9	73.9
Depreciation and other rental expenses	90.5	93.7	276.9	276.7
Cost of used truck sales and other expenses	2.7	11.9	16.1	32.3
Selling, general and administrative expenses	13.8	13.3	41.5	39.6
Provision for losses on receivables	2.0	2.9	5.8	10.1

TOTAL EXPENSES	145.8	148.0	438.2	432.6

INCOME BEFORE INCOME TAXES	33.1	25.0	86.2	67.5

Income taxes	9.4	10.5	22.3	27.4

NET INCOME	$23.7	$14.5	$63.9	$40.1

COMPREHENSIVE INCOME	$24.5	$14.8	$68.6	$40.6

RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,436.3	$1,030.5	$1,396.1	$1,004.9

RETAINED EARNINGS AT END OF PERIOD	$1,460.0	$1,045.0	$1,460.0	$1,045.0

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS

(Millions of Dollars)

	September 30	December 31
	2018	2017*
	(Unaudited)
ASSETS
Cash	$54.7	$62.7
Finance and other receivables, net of allowance for credit losses (2018 - $59.1 and 2017 - $58.4)	5,844.5	5,254.2
Due from PACCAR and affiliates	1,514.5	1,236.3
Equipment on operating leases, net of accumulated depreciation (2018 - $630.8 and 2017 - $630.6)	1,451.6	1,592.6
Other assets	209.5	206.8

TOTAL ASSETS	$9,074.8	$8,352.6

LIABILITIES
Accounts payable, accrued expenses and other	$362.2	$288.4
Due to PACCAR and affiliates	19.3	20.2
Commercial paper	1,446.0	1,437.8
Medium-term notes	4,981.3	4,433.4
Deferred taxes and other liabilities	620.7	602.5

TOTAL LIABILITIES	7,429.5	6,782.3

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	133.2	126.8
Retained earnings	1,460.0	1,396.1
Accumulated other comprehensive income	6.6	1.9

TOTAL STOCKHOLDER'S EQUITY	1,645.3	1,570.3

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,074.8	$8,352.6

*	The December 31, 2017 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)

(Millions of Dollars)

	Nine Months Ended
	September 30
	2018	2017
OPERATING ACTIVITIES
Net income	$63.9	$40.1
Items included in net income not affecting cash:
Depreciation and amortization	256.4	264.2
Provision for losses on receivables	5.8	10.1
Deferred taxes	16.6	3.8
Administrative fees for services from PACCAR	6.4	4.2
Change in tax-related balances with PACCAR	117.4	4.7
Increase in payables and other	73.6	100.4

NET CASH PROVIDED BY OPERATING ACTIVITIES	540.1	427.5

INVESTING ACTIVITIES
Finance and other receivables originated	(1,703.0)	(1,129.2)
Collections on finance and other receivables	1,280.3	1,260.9
Net increase in wholesale receivables	(194.1)	(252.5)
Loans to PACCAR and affiliates	(591.0)	(115.0)
Collections on loans from PACCAR and affiliates	195.5	191.0
Net (increase) decrease in other receivables and leases to PACCAR and affiliates	(7.6)	29.2
Acquisition of equipment for operating leases, primarily from PACCAR	(286.4)	(356.1)
Proceeds from disposal of equipment	232.9	142.6
Other	(27.2)	(42.8)

NET CASH USED IN INVESTING ACTIVITIES	(1,100.6)	(271.9)

FINANCING ACTIVITIES
Net increase in short-term commercial paper	8.7	140.1
Proceeds from medium-term notes and other commercial paper	1,593.8	697.3
Payments of medium-term notes and other commercial paper	(1,050.0)	(1,001.4)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	552.5	(164.0)

NET DECREASE IN CASH	(8.0)	(8.4)

CASH AT BEGINNING OF PERIOD	62.7	46.6

CASH AT END OF PERIOD	$54.7	$38.2

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment requires entities having financial assets measured at amortized cost to estimate credit reserves under an expected credit loss model rather than the current incurred loss model. Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, but not earlier than annual and interim periods beginning after December 15, 2018. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-02. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged, except for a reduction in the capitalization of certain initial direct costs and the classification of certain cash flows. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. This ASU requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach with optional practical expedients. The Company will elect the optional transition method to recognize a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company currently estimates upon adoption Retained earnings will decrease approximately $4 million due to the reversal of previously capitalized initial direct costs. As required by the new standard, the Company will present cash receipts from direct financing leases as an operating cash inflow rather than the current presentation as an investing cash inflow. For the first nine months of 2018 total cash receipts from direct financing leases was $308.9 million. The Company does not expect the overall effects on the Balance Sheets and the Statements of Comprehensive Income and Retained Earnings to be material.

The Company adopted the following standards effective January 1, 2018, which did not have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2014-09*	Revenue from Contracts with Customers
2016-01*	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
2016-15*	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
2017-12**	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

*	The Company adopted on the effective date of January 1, 2018.
**	The Company early adopted in 2018.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The FASB also issued the following standards, which are not expected to have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2018-02*	Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain	January 1, 2019
Tax Effects from Accumulated Other Comprehensive Income
2018-13**	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure	January 1, 2020
Requirements for Fair Value Measurement
2018-15**	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s	January 1, 2020
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a
Service Contract

* The Company expects to early adopt in the fourth quarter of 2018.
** The Company expects to adopt on the effective date.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	September 30	December 31
	2018	2017
Retail loans	$3,320.6	$2,908.3
Retail direct financing leases	1,508.7	1,536.5
Dealer wholesale financing	1,107.9	913.8
Dealer master notes	30.2	18.3
Operating lease receivables and other	69.5	71.2
Unearned interest on finance leases	(133.3)	(135.5)
	5,903.6	5,312.6

Less allowance for credit losses:
Loans and leases	(54.8)	(54.8)
Dealer wholesale financing	(2.8)	(2.4)
Operating lease receivables and other	(1.5)	(1.2)
	$5,844.5	$5,254.2

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2018 or December 31, 2017. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies a loan or finance lease for credit reasons and grants a concession, the modification is classified as a troubled debt restructuring (TDR). The Company does not typically grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. When such modifications do occur, they are considered TDRs.

On average, modifications extended contractual terms by approximately three months in both 2018 and 2017, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2018 or December 31, 2017.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The allowance for credit losses is summarized as follows:

	2018
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.4	$7.9	$46.9	$1.2	$58.4
Provision for losses	.4		4.2	1.2	5.8
Charge-offs			(5.8)	(.9)	(6.7)
Recoveries			1.6		1.6

Balance at September 30	$2.8	$7.9	$46.9	$1.5	$59.1

	2017
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.0	$8.5	$47.8	$1.1	$59.4
Provision (benefit) for losses	.7	(.6)	9.8	.2	10.1
Charge-offs			(11.8)	(.3)	(12.1)
Recoveries			1.0	.1	1.1

Balance at September 30	$2.7	$7.9	$46.8	$1.1	$58.5

*	Operating lease and other trade receivables

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At September 30, 2018	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$21.7	$21.7
Allowance for impaired finance receivables determined individually			$1.9	$1.9
Recorded investment for finance receivables evaluated collectively	$1,107.9	$1,186.5	$3,518.0	$5,812.4
Allowance for finance receivables determined collectively	$2.8	$7.9	$45.0	$55.7

	Dealer		Customer
At December 31, 2017	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$29.2	$29.2
Allowance for impaired finance receivables determined individually			$3.5	$3.5
Recorded investment for finance receivables evaluated collectively	$913.8	$1,156.3	$3,142.1	$5,212.2
Allowance for finance receivables determined collectively	$2.4	$7.9	$43.4	$53.7

The recorded investment for finance receivables that are on non-accrual status is as follows:

	September 30	December 31
	2018	2017
Fleet	$18.7	$28.2
Owner/operator	3.0	1.0

	$21.7	$29.2

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of September 30, 2018 and December 31, 2017 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At September 30, 2018	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$9.6	$2.9	$12.5
Associated allowance			(1.1)	(.6)	(1.7)

Net carrying amount of impaired loans with a specific reserve			8.5	2.3	10.8
Impaired loans with no specific reserve			7.4		7.4

Net carrying amount of impaired loans			$15.9	$2.3	$18.2

Average recorded investment for impaired loans*			$20.3	$1.8	$22.1

*	Represents the average during the 12 months ended September 30, 2018

	Dealer		Customer Retail
				Owner/
At December 31, 2017	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$10.7	$.8	$11.5
Associated allowance			(2.3)	(.2)	(2.5)

Net carrying amount of impaired loans with a specific reserve			8.4	.6	9.0
Impaired loans with no specific reserve			12.5	.2	12.7

Net carrying amount of impaired loans			$20.9	$.8	$21.7

Average recorded investment for impaired loans*			$20.5	$1.4	$21.9

*	Represents the average during the 12 months ended September 30, 2017

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Fleet	$.3	$.3	$.9	$.9
Owner/operator		.1	.1	.1
	$.3	$.4	$1.0	$1.0

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of September 30, 2018 or December 31, 2017. The Company retains as collateral a security interest in the related equipment.

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
				Owner/
At September 30, 2018	Wholesale	Retail	Fleet	Operator	Total
Performing	$1,107.6	$1,186.5	$3,015.0	$460.9	$5,770.0
Watch	.3		41.5	.6	42.4
At-risk			18.7	3.0	21.7
	$1,107.9	$1,186.5	$3,075.2	$464.5	$5,834.1

	Dealer		Customer Retail
				Owner/
At December 31, 2017	Wholesale	Retail	Fleet	Operator	Total
Performing	$913.8	$1,156.3	$2,663.1	$427.9	$5,161.1
Watch			50.5	.6	51.1
At-risk			28.2	1.0	29.2
	$913.8	$1,156.3	$2,741.8	$429.5	$5,241.4

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At September 30, 2018	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,107.9	$1,186.5	$3,071.2	$461.6	$5,827.2
31 – 60 days past due			1.0	.8	1.8
Greater than 60 days past due			3.0	2.1	5.1
	$1,107.9	$1,186.5	$3,075.2	$464.5	$5,834.1

	Dealer		Customer Retail
				Owner/
At December 31, 2017	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$913.8	$1,156.3	$2,725.1	$428.2	$5,223.4
31 – 60 days past due			9.0	.8	9.8
Greater than 60 days past due			7.7	.5	8.2
	$913.8	$1,156.3	$2,741.8	$429.5	$5,241.4

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Troubled Debt Restructurings

The balance of TDRs was $12.1 at September 30, 2018 and $16.9 at December 31, 2017. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$.5	$.5	$3.5	$3.5
Owner/operator
	$.5	$.5	$3.5	$3.5

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet			$8.8	$8.8
Owner/operator
			$8.8	$8.8

The effect on the allowance for credit losses from such modifications was not significant at September 30, 2018 and 2017.

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past due) during the periods by portfolio class are as follows:

	Nine Months Ended
	September 30
	2018	2017
Fleet	$.7	$4.6
Owner/operator
	$.7	$4.6

There were $.7 of finance receivables modified as TDRs during the last twelve months that subsequently defaulted in the nine months ended September 30, 2018.  There were nil and $1.4 finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged-off in the nine months ended September 30, 2018 and 2017, respectively.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $2.6 at September 30, 2018 and $7.5 at December 31, 2017.

Proceeds from sales of repossessed assets were $15.9 and $20.7 for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2018 and full year 2017 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at September 30, 2018 and December 31, 2017, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	September 30	December 31
	2018	2017
Due from PACCAR and affiliates
Loans due from PACCAR	$861.0	$777.5
Loans due from foreign finance affiliates	642.5	295.0
Direct financing leases due from affiliate		.6
Tax-related receivable due from PACCAR	2.1	119.5
Receivables	8.9	43.7

	$1,514.5	$1,236.3

Due to PACCAR and affiliates
Payables	$19.3	$20.2
	$19.3	$20.2

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net income	$23.7	$14.5	$63.9	$40.1
Other comprehensive income
Derivative contracts increase	.8	.3	4.7	.5
Total comprehensive income	$24.5	$14.8	$68.6	$40.6

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (AOCI) of $6.6 and $1.9 at September 30, 2018 and December 31, 2017, respectively, is comprised of the unrealized net gain on derivative contracts, net of taxes.  Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Balance at beginning of period	$5.8	$.5	$1.9	$.3
Amounts recorded in AOCI
Unrealized gain on derivative contracts	2.0	.1	7.8	(.4)
Income tax effect	(.5)		(2.0)	.2
Amounts reclassified out of AOCI
Interest and other borrowing costs	(.9)	.3	(1.5)	1.2
Income tax effect	.2	(.1)	.4	(.5)

Net other comprehensive income	.8	.3	4.7	.5

Balance at end of period	$6.6	$.8	$6.6	$.8

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2018. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	September 30	December 31
Level 2	2018	2017
Assets:
Impaired loans, net of specific reserves (2018 - $.9 and 2017 - $1.8)	$2.7	$8.4
Used trucks held for sale	42.0	53.3
Derivative contracts	6.9	3.1

Liabilities:
Derivative contracts	$4.8	$2.7

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

Used Trucks Held for Sale:  The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at September 30, 2018 and 2017 were $11.0 and $16.8 during the nine months of 2018 and 2017, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$861.0	$849.7	$765.5	$762.5
Due from foreign finance affiliates	522.0	519.3	172.0	172.0
Fixed rate loans	3,161.9	3,144.1	2,756.9	2,758.4

Liabilities:
Fixed rate debt	$4,392.2	$4,330.4	$4,091.8	$4,072.0

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

At September 30, 2018, the notional amount of these contracts totaled $1,001.0 with amounts expiring over the next ten years. Notional maturities for all interest-rate contracts are $195.0 for the remainder of 2018, $243.0 for 2019, $40.0 for 2020, $366.6 for 2021, $49.6 for 2022 and $106.8 thereafter. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	September 30, 2018		December 31, 2017
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$6.9		$3.1
Accounts payable, accrued expenses and other		$4.8		$2.7
Gross amounts recognized in Balance Sheets	6.9	4.8	3.1	2.7

Less amounts not offset in financial instruments:	(1.5)	(1.5)	(.5)	(.5)
Pro-forma net amount	$5.4	$3.3	$2.6	$2.2

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio was $6.9 and $3.1 at September 30, 2018 and December 31, 2017, respectively.

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

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and is presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at September 30, 2018 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $1.9, net of taxes.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. As of September 30, 2018, the following amounts were recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

		Cumulative Basis Amount
	Carrying Amount of	Included in the
Hedged Balance Sheet Line Item	the Hedged Liabilities	Carrying Amount
Medium-term notes	$230.3	$(4.7)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(1.5) as of September 30, 2018.

The following table presents the amount of expense (income) on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Loss (gain) on fair value hedges
Derivatives		$.4	$1.1	$1.0
Hedged items	$.4	(.2)	.2	(.6)
(Gain) loss on cash flow hedges
Reclassified from AOCI into income	(.9)	.3	(1.5)	1.2
	$(.5)	$.5	$(.2)	$1.6

NOTE G – Income Taxes

The effective income tax rate for the third quarter of 2018 was 28.4% compared to 42.0% for the third quarter of 2017. The effective income tax rate for the first nine months of 2018 was 25.9% compared to 40.6% for the first nine months of 2017.  The primary difference in 2018 tax rates compared to 2017 was due to the U.S. federal income tax legislation enacted on December 22, 2017, which lowered the U.S. statutory income tax rate from 35.0% to 21.0%.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2018	2017	% Change	2018	2017	% Change
New business volume by product:
Retail loans and direct financing leases	$533.3	$383.9	39	$1,492.7	$978.7	53
Equipment on operating leases	97.4	121.0	(20)	291.5	356.1	(18)
Dealer master notes	56.3	52.1	8	187.9	132.9	41

	$687.0	$557.0	23	$1,972.1	$1,467.7	34
Average earning assets by product:
Retail loans and direct financing leases	$4,620.6	$4,229.2	9	$4,464.6	$4,281.9	4
Equipment on operating leases	1,532.1	1,607.6	(5)	1,570.9	1,561.3	1
Dealer wholesale financing	1,104.1	976.5	13	1,034.3	907.4	14
Dealer master notes	25.4	25.0	2	23.2	25.2	(8)

	$7,282.2	$6,838.3	6	$7,093.0	$6,775.8	5
Revenue by product:
Retail loans and direct financing leases	$62.3	$51.2	22	$171.1	$153.1	12
Equipment on operating leases	101.1	101.1		304.8	290.6	5
Dealer wholesale financing	9.6	7.8	23	25.9	20.1	29
Dealer master notes	.3	.3		.7	.7
Used truck sales, other revenues and fees	5.6	12.6	(56)	21.9	35.6	(38)

	$178.9	$173.0	3	$524.4	$500.1	5

Income before income taxes	$33.1	$25.0	32	$86.2	$67.5	28

New Business Volume

New business volume from retail loans and direct financing leases in the third quarter and first nine months of 2018 increased to $533.3 and $1,492.7, respectively, from $383.9 and $978.7 in the third quarter and first nine months of 2017 due to higher retail sales of PACCAR trucks in 2018.  Equipment on operating leases new business volume decreased to $97.4 and $291.5 in the third quarter and first nine months of 2018, respectively, from $121.0 and $356.1 in the third quarter and first nine months of 2017, primarily due to lower fleet business in 2018. Dealer master notes new business volume increased to $56.3 and $187.9 in the third quarter and first nine months of 2018, respectively, from $52.1 and $132.9 in the third quarter and first nine months of 2017 due to increased finance volume from dealers.

In the third quarter and first nine months of 2018, market share on new PACCAR truck sales was 19.2% and 20.0% compared to 20.4% and 20.7% in the third quarter and first nine months of 2017, respectively.

Income Before Income Taxes

The Company’s income before income taxes was $33.1 for the third quarter of 2018 compared to $25.0 for the third quarter of 2017. The increase in income before income taxes in 2018 was primarily the result of higher operating lease margin of $3.2, higher finance margin of $2.5 and higher results from used truck and other of $2.0.

The Company’s income before income taxes was $86.2 for the first nine months of 2018 compared to $67.5 for the first nine months of 2017. The increase in income before income taxes in 2018 was primarily the result of higher operating lease margin of $14.0, lower provision for losses of $4.3 and higher results from used truck and other of $2.1.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $94.7 at September 30, 2018 and $139.8 at December 31, 2017. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also includes trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

PACCAR FINANCIAL CORP. - FORM 10-Q

In the third quarter, the Company recognized losses on used trucks, excluding repossessions, of $7.6 in 2018 and $9.7 in 2017, including losses on multiple unit transactions of $3.3 in 2018 and $5.7 in 2017.  Used truck losses related to repossessions, which are recognized as credit losses, were $.3 in the third quarter of 2018 compared to $.8 in the third quarter of 2017.

In the first nine months, the Company recognized losses on used trucks, excluding repossessions, of $25.3 in 2018 and $33.2 in 2017, including losses on multiple unit transactions of $13.5 in 2018 and $20.2 in 2017.  Used truck losses related to repossessions, which are recognized as credit losses, were $.8 in the first nine months of 2018 compared to $3.6 in the first nine months of 2017.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended September 30, 2018 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended September 30, 2017	$59.6	$26.2	$33.4
Increase (decrease)
Average finance receivables	5.2		5.2
Average receivables from PACCAR and affiliates	1.1		1.1
Average debt balances		2.2	(2.2)
Yields	6.8		6.8
Borrowing rates		8.4	(8.4)

Total increase	13.1	10.6	2.5

Three Months Ended September 30, 2018	$72.7	$36.8	$35.9

•	Average finance receivables increased $519.4 in the third quarter of 2018 primarily due to a higher retail portfolio and higher dealer wholesale financing.
•	Average receivables from PACCAR and affiliates increased $217.3 in the third quarter of 2018 as a result of new loans to affiliated companies exceeding collections.
•	Average debt balances increased $392.9 in the third quarter of 2018, reflecting funding requirements for the portfolio and affiliated companies.
•

Yields increased due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.46% in the third quarter of 2018, compared to 4.15% in the third quarter of 2017. Yields on PACCAR and affiliates were 2.38% in the third quarter of 2018, compared to 1.77% in the third quarter of 2017.

•	Average borrowing rates in the third quarter of 2018 were 2.3% compared to 1.8% in the third quarter of 2017 due to higher debt market interest rates.

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the nine months ended September 30, 2018 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Nine Months Ended September 30, 2017	$175.2	$73.9	$101.3
Increase (decrease)
Average finance receivables	10.0		10.0
Average receivables from PACCAR and affiliates	1.1		1.1
Average debt balances		2.3	(2.3)
Yields	13.1		13.1
Borrowing rates		21.7	(21.7)

Total increase	24.2	24.0	.2

Nine Months Ended September 30, 2018	$199.4	$97.9	$101.5

PACCAR FINANCIAL CORP. - FORM 10-Q

•	Average finance receivables increased $307.6 in the first nine months of 2018 primarily due to a higher retail portfolio and higher dealer wholesale financing.
•	Average receivables from PACCAR and affiliates increased $69.7 in the first nine months of 2018 as a result of new loans to affiliated companies exceeding collections.
•	Average debt balances increased $140.5 in the first nine months of 2018, reflecting funding requirements for the portfolio and affiliated companies.
•

Yields increased due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.35% in the first nine months of 2018, compared to 4.14% in the first nine months of 2017. Yields on PACCAR and affiliates were 2.16% in the first nine months of 2018, compared to 1.60% in the first nine months of 2017.

•	Average borrowing rates in the first nine months of 2018 were 2.2% compared to 1.7% in the first nine months of 2017 due to higher debt market interest rates.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended September 30, 2018 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended September 30, 2017	$101.1	$93.7	$7.4
(Decrease) increase
Operating lease impairment		.5	(.5)
Results on returned lease assets		(.9)	.9
Average operating lease assets	(4.2)	(3.0)	(1.2)
Revenue and cost per asset	4.2	.2	4.0

Total (decrease) increase		(3.2)	3.2

Three Months Ended September 30, 2018	$101.1	$90.5	$10.6

•	Operating lease impairments increased due to a higher volume of scheduled lease returns, partially offset by improved market prices.
•	Results on returned lease assets were higher in 2018 compared to 2017 primarily due to lower losses on sales of returned lease units.
•	Average operating lease assets decreased due to volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue and cost per asset increased by $4.2 and $.2, respectively. Operating lease margin per asset increased by $4.0 primarily due to higher fleet utilization.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the nine months ended September 30, 2018 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Nine Months Ended September 30, 2017	$290.6	$276.7	$13.9
Increase (decrease)
Operating lease impairment		(1.8)	1.8
Results on returned lease assets		(5.3)	5.3
Average operating lease assets	5.1	5.6	(.5)
Revenue and cost per asset	9.1	1.7	7.4

Total increase	14.2	.2	14.0

Nine Months Ended September 30, 2018	$304.8	$276.9	$27.9

PACCAR FINANCIAL CORP. - FORM 10-Q

•	Operating lease impairments decreased in 2018 reflecting higher used truck market prices.
•	Results on returned lease assets were higher in 2018 compared to 2017 primarily due to lower losses on sales of returned lease units.
•	Average operating lease assets increased due to new business volume for leased vehicles exceeding the volume of expiring leases.
•	Revenue and cost per asset increased by $9.1 and $1.7, respectively. Operating lease margin per asset increased by $7.4 primarily due to higher fleet utilization.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Used truck sales and other revenues	$5.1	$12.3	$20.2	$34.3
Cost of used truck sales and other expenses	2.7	11.9	16.1	32.3

Results from used trucks and other	$2.4	$.4	$4.1	$2.0

Results from used trucks and other in the third quarter and first nine months of 2018 increased by $2.0 and $2.1 from the third quarter and first nine months of 2017, respectively, primarily due to improved results from the sale of used trucks received on trade.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30	December 31	September 30
	2018	2017	2017
Balance at beginning of period	$58.4	$59.4	$59.4
Provision for losses	5.8	12.0	10.1
Charge-offs	(6.7)	(14.9)	(12.1)
Recoveries	1.6	1.9	1.1

Balance at end of period	$59.1	$58.4	$58.5

Ratios:
Charge-offs, net of recoveries ($5.1 in 2018) to
average total portfolio ($5,522.1 in 2018)
annualized at September 30, 2018	.12%	.25%	.28%

Allowance for credit losses ($59.1 in 2018) to period-end
total portfolio ($5,903.6 in 2018)	1.00%	1.10%	1.09%

Period-end retail loan and lease receivables past
due over 30 days ($7.0 in 2018) to period-end
retail loan and lease receivables ($4,696.0 in 2018)	.15%	.42%	.33%

The provision for losses on receivables and charge-offs, net of recoveries was $5.8 and $5.1 for the first nine months of 2018, respectively, compared to $10.1 and $11.0 for the first nine months of 2017, reflecting the continued good portfolio performance.

Retail loan and lease receivables past due over 30 days at September 30, 2018 were .15% compared to .42% at December 31, 2017 and .33% at September 30, 2017, reflecting two fleet customers becoming current in 2018. The Company continues to focus on maintaining low past due balances.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. See “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Credit Losses.

PACCAR FINANCIAL CORP. - FORM 10-Q

Modifications

The Company modifies loans and finance leases in the normal course of its operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short-term financial stress, but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies a loan or finance lease for credit reasons and grants a concession, the modification is classified as a troubled debt restructuring (TDR).

The post-modification balance of accounts modified during the nine months ended September 30, 2018 and 2017 are summarized below:

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Recorded	% of Total	Recorded	% of Total
	Investment	Portfolio*	Investment	Portfolio*
Commercial	$114.3	2.6%	$110.5	2.8%
Insignificant Delay	28.3	.6%	57.3	1.4%
Credit - No Concession	2.6	.1%	5.7	.1%
Credit - TDR	3.5	.1%	8.8	.2%
	$148.7	3.4%	$182.3	4.5%
*	Recorded investment immediately after modification as a percentage of period-end portfolio, on an annualized basis

Modification activity decreased in the first nine months of 2018 compared to the first nine months of 2017.  The decrease in modifications for insignificant delay reflects fewer fleet customers requesting payment relief for up to three months. Credit – TDR modifications decreased to $3.5 in 2018 from $8.8 in 2017 mainly due to the contract modifications for two fleet customers in 2017.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.3 of accounts during the third quarter of 2018, $.3 of accounts during the fourth quarter of 2017 and $.2 of accounts during the third quarter of 2017 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30	December 31	September 30
	2018	2017	2017
Pro forma percentage of retail loan and lease accounts 30+ days past due	.15%	.42%	.34%

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30		December 31		September 30
	2018		2017		2017
Retail loans	$3,320.6	56%	$2,908.3	55%	$2,855.2	54%
Retail leases	1,375.4	23%	1,401.0	26%	1,396.6	26%
Dealer wholesale financing	1,107.9	19%	913.8	18%	1,012.8	19%
Dealer master notes	30.2	1%	18.3		25.8
Operating lease receivables and other	69.5	1%	71.2	1%	72.5	1%

Total portfolio	$5,903.6	100%	$5,312.6	100%	$5,362.9	100%

Retail loans increased to $3,320.6 at September 30, 2018 from $2,908.3 at December 31, 2017 due to new business volume exceeding collections.

PACCAR FINANCIAL CORP. - FORM 10-Q

Retail leases decreased to $1,375.4 at September 30, 2018 from $1,401.0 at December 31, 2017, reflecting collections exceeding new business volume.

Dealer wholesale financing balances increased to $1,107.9 at September 30, 2018 from $913.8 at December 31, 2017 due to higher dealer new truck inventory.

Dealer master notes were $30.2 at September 30, 2018 compared to $18.3 at December 31, 2017. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of September 30, 2018, the underlying pledged contracts were $95.7 upon which the dealers have available $27.4 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the third quarter of 2018 was 28.4% compared to 42.0% for the third quarter of 2017.  The effective income tax rate for the first nine months of 2018 was 25.9% compared to 40.6% for the first nine months of 2017.  The primary difference in 2018 tax rates compared to 2017 was due to the U.S. federal income tax legislation enacted on December 22, 2017, which lowered the U.S. statutory income tax rate from 35.0% to 21.0%.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred tax provision for the first nine months of 2018 was $16.6 compared to $3.8 for the first nine months of 2017. The Company’s net deferred tax liability increased to $616.1 at September 30, 2018 from $597.9 at December 31, 2017 due to higher benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2018.

Company Outlook

Truck industry Class 8 retail sales in the U.S. in 2018 are expected to be 240,000-260,000 units compared to 192,300 units in 2017. Truck industry Class 8 retail sales in the U.S. in 2019 are expected to be 240,000-270,000 units. Average earning assets in 2018 are expected to grow 4-6% as increased new business financing from truck sales is projected to exceed customer collections. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. In 2019, average earning assets are expected to grow 1-3% compared to 2018. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at September 30, 2018 are as follows:

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

The Company participates with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at September 30, 2018. Of this amount, $1,000.0 expires in June 2019, $1,000.0 expires in June 2022 and $1,000.0 expires in June 2023. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

PACCAR FINANCIAL CORP. - FORM 10-Q

Of the $3,000.0 credit facilities, $1,930.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,070.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2018.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. Some of this commercial paper is converted to fixed interest rate debt through the use of interest-rate swaps, which are used to manage interest rate risk. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of September 30, 2018 were $1,447.4 and $5,000.0, respectively.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2017 Annual Report. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2018.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the nine months ended September 30, 2018.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:
	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3.1	001-11677
	(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677
(4)	Instruments defining the rights of security holders, including indentures:
	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273
	(b)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808
	(c)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838
(10)	Material contracts:
	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434
(12)	Statements re: computation of ratios:
	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2018 and 2017*
	(b)	Computation of ratio of earnings to fixed charges of the Company pursuant to the Support Agreement between the Company and PACCAR for the nine month periods ended September 30, 2018 and 2017*
(31)	Rule 13a-14(a)/15d-14(a) Certifications:
	(a)	Certification of Principal Executive Officer*
	(b)	Certification of Principal Financial Officer*
(32)		Section 1350 Certifications:
	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*
(101.INS)		XBRL Instance Document*
(101.SCH)		XBRL Taxonomy Extension Schema Document*
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	November 2, 2018	/s/ Todd R. Hubbard
Todd R. Hubbard
President
(Authorized Officer)

/s/ Yi Zhang
Yi Zhang
Controller
(Chief Accounting Officer)