Form 10-Q
period 2019-03-31
PACCAR FINANCIAL CORP
filed 2019-05-02
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $100 par value—145,000 shares as of April 30, 2019

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series O Medium-Term Notes $250.0 Million Due August 11, 2021	PCAR /21	New York Stock Exchange

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. - FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended
	March 31
(Millions of Dollars)	2019	2018
Interest and fee Income	$81.0	$61.3
Operating lease and rental revenues	99.3	101.5
Used truck sales and other revenues	3.7	7.7

TOTAL INTEREST AND OTHER REVENUES	184.0	170.5

Interest and other borrowing costs	41.8	28.9
Depreciation and other rental expenses	83.3	93.2
Cost of used truck sales and other expenses	1.9	6.8
Selling, general and administrative expenses	15.3	13.8
Provision for losses on receivables	2.9	1.2

TOTAL EXPENSES	145.2	143.9

INCOME BEFORE INCOME TAXES	38.8	26.6

Income taxes	9.2	6.2

NET INCOME	$29.6	$20.4
COMPREHENSIVE INCOME	$25.8	$22.9
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,488.2	$1,396.1
RETAINED EARNINGS AT END OF PERIOD	$1,517.8	$1,416.5

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS	March 31	December 31
	2019	2018*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$37.4	$74.8
Finance and other receivables, net of allowance for credit losses (2019 - $63.0 and 2018 - $60.7)	6,272.1	6,038.8
Due from PACCAR and affiliates	1,618.7	1,581.3
Equipment on operating leases, net of accumulated depreciation (2019 - $671.7 and 2018 - $659.7)	1,395.3	1,459.0
Other assets	218.0	141.4

TOTAL ASSETS	$9,541.5	$9,295.3

LIABILITIES
Accounts payable, accrued expenses and other	$379.6	$362.7
Due to PACCAR and affiliates	44.5	9.9
Commercial paper	1,851.4	1,731.6
Medium-term notes	4,936.2	4,884.4
Deferred taxes and other liabilities	631.3	638.3

TOTAL LIABILITIES	7,843.0	7,626.9

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	138.2	133.9
Retained earnings	1,517.8	1,488.2
Accumulated other comprehensive (loss) income	(3.0)	.8

TOTAL STOCKHOLDER'S EQUITY	1,698.5	1,668.4

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,541.5	$9,295.3

*	The December 31, 2018 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions of Dollars)	2019	2018
OPERATING ACTIVITIES
Net income	$29.6	$20.4
Items included in net income not affecting cash:
Depreciation and amortization	77.3	88.1
Provision for losses on receivables	2.9	1.2
Deferred taxes	(12.5)	(26.9)
Administrative fees for services from PACCAR	4.3	5.8
Change in tax-related balances with PACCAR	37.2	150.8
Increase in payables and other	11.5	36.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	150.3	276.2

INVESTING ACTIVITIES
Finance and other receivables originated	(516.5)	(474.2)
Collections on finance and other receivables	439.0	392.0
Net increase in wholesale receivables	(157.4)	(105.8)
Loans to PACCAR and affiliates	(85.0)	(91.0)
Collections on loans from PACCAR and affiliates	17.0	73.0
Net decrease (increase) in other receivables and leases to PACCAR and affiliates	2.7	(34.6)
Acquisition of equipment for operating leases	(62.0)	(69.2)
Proceeds from disposal of equipment	54.5	62.1
Other	(49.5)	(28.9)

NET CASH USED IN INVESTING ACTIVITIES	(357.2)	(276.6)

FINANCING ACTIVITIES
Net increase in short-term commercial paper	120.3	67.6
Proceeds from medium-term notes and other commercial paper	299.2	398.7
Payments of medium-term notes and other commercial paper	(250.0)	(500.0)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	169.5	(33.7)

NET DECREASE IN CASH	(37.4)	(34.1)

CASH AT BEGINNING OF PERIOD	74.8	62.7

CASH AT END OF PERIOD	$37.4	$28.6

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)	Three Months Ended
	March 31
(Millions of Dollars)	2019	2018
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0
Balance at end of period	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5
Balance at end of period	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	133.9	126.8
Investments from PACCAR	4.3	5.8
Balance at end of period	138.2	132.6

RETAINED EARNINGS

Balance at beginning of period	1,488.2	1,396.1
Net income	29.6	20.4
Balance at end of period	1,517.8	1,416.5

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of period	.8	1.9
Net unrealized (loss) income	(3.8)	2.5
Balance at end of period	(3.0)	4.4

TOTAL STOCKHOLDER'S EQUITY	$1,698.5	$1,599.0

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases

(Topic 842), including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-02. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged, except for a reduction in the capitalization of certain initial direct costs and the classification of certain cash flows. This ASU may be applied retrospectively in each reporting period presented or modified retrospectively with the cumulative effective adjustment to the opening balance of retained earnings. The Company adopted this ASU on January 1, 2019 on a modified retrospective basis and recognized a $2.6 right-of-use asset and a $2.6 lease liability on its balance sheet as of March 31, 2019.

The Company elected the package of practical expedients for its leases existing prior to the adoption of this ASU that will retain prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company elected the short-term lease exemption to not recognize right-of-use assets and lease liabilities for any leases with a duration of twelve months or less. For lessors, the Company elected to exclude all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the Company from a customer from the measurement of lease revenue and the associate expense.

The new standard requires lessors within the scope of ASC 942, Financial Services – Depository and Lending, to classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows. The Company continues to present cash receipts from finance leases as an investing cash inflow.

The Company offers finance lease and operating lease contracts to retail customers and dealers. The Company accounts for lease and non-lease components of the contract separately based on the relative stand-alone price of each component. Most of the Company’s finance leases contain a Terminal Rental Adjustment Clause, which requires the lessee to guarantee to the Company a stated residual value upon disposition of the equipment at the end of the lease term. Under an operating lease, the lessee has the option to return the equipment to the Company or purchase the equipment at its fair market value at the end of the lease term. The Company determines its estimate of the residual value of leased vehicles by considering the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Residual values are reviewed regularly and adjusted if market conditions warrant.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The FASB also issued the following standards, which are not expected to have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2018-13*	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure	January 1, 2020
Requirements for Fair Value Measurement.
2018-15*	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's	January 1, 2020
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement
That is a Service Contract.

* The Company expects to adopt on the effective date.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	March 31	December 31
	2019	2018
Retail loans	$3,447.9	$3,372.3
Retail financing leases	1,423.3	1,428.6
Dealer wholesale financing	1,336.4	1,179.0
Dealer master notes	54.0	52.9
Operating lease receivables and other	73.5	66.7
	6,335.1	6,099.5

Less allowance for credit losses:
Loans and leases	(58.1)	(56.1)
Dealer wholesale financing	(3.2)	(3.1)
Operating lease receivables and other	(1.7)	(1.5)
	$6,272.1	$6,038.8

Annual minimum payments due on finance leases and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

Finance Leases
Remainder of 2019	$358.4
2020	396.0
2021	311.7
2022	208.1
2023	148.2
Thereafter	80.1
1,502.5
Unguaranteed residual values	64.2
Unearned interest on finance leases	(143.4)
Net investment in finance leases	$1,423.3

Interest income recognized on finance leases was $16.0 for the three months ended March 31, 2019. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2019 or December 31, 2018. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately three months in 2019 and four month in 2018, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2019 or December 31, 2018.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and, in many cases, obtains guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over 36 to 60 months, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

The allowance for credit losses is summarized as follows:

	2019
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$3.1	$8.4	$47.7	$1.5	$60.7
Provision (benefit) for losses	.1	(.1)	2.5	.4	2.9
Charge-offs			(1.0)	(.2)	(1.2)
Recoveries			.6		.6

Balance at March 31	$3.2	$8.3	$49.8	$1.7	$63.0

	2018
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.4	$7.9	$46.9	$1.2	$58.4
Provision for losses	.2		.4	.6	1.2
Charge-offs			(2.0)		(2.0)
Recoveries			.6		.6

Balance at March 31	$2.6	$7.9	$45.9	$1.8	$58.2

*	Operating lease and other trade receivables

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At March 31, 2019	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$14.0	$14.0
Allowance for impaired finance receivables determined individually			$1.6	$1.6
Recorded investment for finance receivables evaluated collectively	$1,336.4	$1,245.2	$3,666.0	$6,247.6
Allowance for finance receivables determined collectively	$3.2	$8.3	$48.2	$59.7

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

	Dealer		Customer
At December 31, 2018	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$15.4	$15.4
Allowance for impaired finance receivables determined individually			$2.1	$2.1
Recorded investment for finance receivables evaluated collectively	$1,179.0	$1,256.1	$3,582.3	$6,017.4
Allowance for finance receivables determined collectively	$3.1	$8.4	$45.6	$57.1

The recorded investment for finance receivables that are on non-accrual status is as follows:

	March 31	December 31
	2019	2018
Fleet	$11.3	$12.1
Owner/operator	2.7	3.3

	$14.0	$15.4

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of March 31, 2019 and December 31, 2018 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At March 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$4.0	$2.1	$6.1
Associated allowance			(1.1)	(.5)	(1.6)

Net carrying amount of impaired loans with a specific reserve			2.9	1.6	4.5
Impaired loans with no specific reserve			5.9	.5	6.4

Net carrying amount of impaired loans			$8.8	$2.1	$10.9

Average recorded investment for impaired loans*			$15.7	$2.6	$18.3

*	Represents the average during the 12 months ended March 31, 2019

	Dealer		Customer Retail
				Owner/
At December 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$5.7	$2.9	$8.6
Associated allowance			(1.0)	(.9)	(1.9)

Net carrying amount of impaired loans with a specific reserve			4.7	2.0	6.7
Impaired loans with no specific reserve			4.4	.3	4.7

Net carrying amount of impaired loans			$9.1	$2.3	$11.4

Average recorded investment for impaired loans*			$21.7	$1.4	$23.1

*	Represents the average during the 12 months ended March 31, 2018

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended
	March 31
	2019	2018
Fleet	$.2	$.3
Owner/operator
	$.2	$.3

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of March 31, 2019 or December 31, 2018. The Company retains as collateral a security interest in the related equipment.

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
				Owner/
At March 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Performing	$1,335.3	$1,245.2	$3,128.1	$475.5	$6,184.1
Watch	1.1		61.7	.7	63.5
At-risk			11.3	2.7	14.0
	$1,336.4	$1,245.2	$3,201.1	$478.9	$6,261.6

	Dealer		Customer Retail
				Owner/
At December 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Performing	$1,177.9	$1,256.1	$3,037.1	$501.2	$5,972.3
Watch	1.1		43.3	.7	45.1
At-risk			12.1	3.3	15.4
	$1,179.0	$1,256.1	$3,092.5	$505.2	$6,032.8

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At March 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,336.4	$1,245.2	$3,185.1	$476.3	$6,243.0
31 – 60 days past due			14.0	1.3	15.3
Greater than 60 days past due			2.0	1.3	3.3
	$1,336.4	$1,245.2	$3,201.1	$478.9	$6,261.6

	Dealer		Customer Retail
				Owner/
At December 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,179.0	$1,256.1	$3,088.4	$502.8	$6,026.3
31 – 60 days past due			3.0	1.4	4.4
Greater than 60 days past due			1.1	1.0	2.1
	$1,179.0	$1,256.1	$3,092.5	$505.2	$6,032.8

Troubled Debt Restructurings

The balance of TDRs was $6.9 at March 31, 2019 and $7.8 at December 31, 2018. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended
	March 31
	2019		2018
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet			$.1	$.1
Owner/operator	$.1	$.1
	$.1	$.1	$.1	$.1

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2019 and 2018.

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e. became more than 30 days past due) during the periods by portfolio class are as follows:

	Three Months Ended
	March 31
	2019	2018
Fleet
Owner/operator	$.1
	$.1

There were no finance receivables modified as TDRs in the last twelve months that subsequently defaulted and were charged off in the three months ended March 31, 2019 and 2018.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $1.1 at March 31, 2019 and $1.6 at December 31, 2018.

Proceeds from sales of repossessed assets were $4.4 and $4.1 for the three months ended March 31, 2019 and 2018, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Equipment on Operating Leases

Terms of operating leases at origination and the related depreciation, generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning April 1, 2019 of $698.7 are due as follows: $216.2 in remainder of 2019, $222.4 in 2020, $154.7 in 2021, $77.9 in 2022, and $21.7 in 2023 and $5.8 thereafter. Depreciation expense related to equipment on operating leases was $73.3 and $83.8 for the three months ended March 31, 2019 and 2018, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2019 and full year 2018 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia. Loans to these foreign affiliates during 2019 and 2018 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make aggregate loans to the foreign affiliates in excess of the equivalent of $750.0 U.S. dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Amounts outstanding at March 31, 2019 and December 31, 2018, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	March 31	December 31
	2019	2018
Due from PACCAR and affiliates
Loans due from PACCAR	$905.3	$846.0
Loans due from foreign finance affiliates	703.5	697.5
Tax-related receivable due from PACCAR		23.1
Receivables	9.9	14.7

	$1,618.7	$1,581.3

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$14.1
Payables	30.4	$9.9

	$44.5	$9.9

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31
	2019	2018
Net income	$29.6	$20.4
Other comprehensive (loss) income
Derivative contracts (decrease) increase	(3.8)	2.5
Total comprehensive income	$25.8	$22.9

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss (AOCL) of $3.0 and income of $.8 at March 31, 2019 and December 31, 2018, respectively, is comprised of the unrealized net (loss) gain on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during the periods are as follows:

	Three Months Ended
	March 31
	2019	2018
Balance at beginning of period	$.8	$1.9
Amounts recorded in AOCL
Unrealized (loss) gain on derivative contracts	(4.3)	3.5
Income tax effect	1.1	(.9)
Amounts reclassified out of AOCL
Interest and other borrowing costs	(.8)	(.1)
Income tax effect	.2

Net other comprehensive (loss) income	(3.8)	2.5

Balance at end of period	$(3.0)	$4.4

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE F – Fair Value Measurements

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	March 31	December 31
Level 2	2019	2018
Assets:
Impaired loans, net of specific reserves (2019 - $.3 and 2018 - $.6)	$.2	$2.5
Used trucks held for sale	34.6	40.5
Derivative contracts	2.6	4.1

Liabilities:
Derivative contracts	$6.4	$5.3

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at March 31, 2019 and 2018 were $1.3 and $2.1 during the first three months of 2019 and 2018, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$859.0	$859.3	$821.0	$815.2
Due from foreign finance affiliates	472.0	477.0	472.0	474.2
Fixed rate loans	3,315.3	3,330.6	3,239.5	3,234.4

Liabilities:
Fixed rate debt	$4,445.8	$4,444.1	$4,394.4	$4,363.2

NOTE G – Derivative Financial Instruments

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

At March 31, 2019, the notional amount of these contracts totaled $1,020.1 with amounts expiring over the next nine years. Notional maturities for all interest-rate contracts are $143.0 for the remainder of 2019, $190.0 for 2020, $327.1 for 2021, $187.4 for 2022, $31.5 for 2023 and $141.1 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	March 31, 2019		December 31, 2018
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$2.6		$4.1
Accounts payable, accrued expenses and other		$6.4		$5.3
Gross amounts recognized in Balance Sheets	2.6	6.4	4.1	5.3

Less amounts not offset in financial instruments	(2.1)	(2.1)	(2.4)	(2.4)
Pro-forma net amount	$.5	$4.3	$1.7	$2.9

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (AOCI). The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.3 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at March 31, 2019 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $.9, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. As of March 31, 2019, the following amounts were recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

		Cumulative Basis Amount
	Carrying Amount of	Included in the
Hedged Balance Sheet Line Item	the Hedged Liabilities	Carrying Amount
Medium-term notes	$89.5	$(.5)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(2.4) as of March 31, 2019.

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended
	March 31
	2019	2018
(Gain) loss on fair value hedges
Derivatives	$(.8)	$.8
Hedged items	1.4	(.4)
Gain on cash flow hedges
Reclassified from AOCI into income	(.8)	(.1)
	$(.2)	$.3

NOTE H – Income Taxes

The effective income tax rate for the first quarter of 2019 was 23.7% compared to 23.3% for the first quarter of 2018, reflecting higher state tax expense in 2019 compared to 2018.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended
	March 31
	2019	2018	% Change
New business volume by product:
Retail loans and direct financing leases	$455.3	$415.4	10
Equipment on operating leases	92.2	74.6	24
Dealer master notes	35.5	61.8	(43)

	$583.0	$551.8	6
Average earning assets by product:
Retail loans and direct financing leases	$4,834.8	$4,331.2	12
Equipment on operating leases	1,476.3	1,612.7	(8)
Dealer wholesale financing	1,206.1	943.8	28
Dealer master notes	56.5	22.2	155

	$7,573.7	$6,909.9	10
Revenue by product:
Retail loans and direct financing leases	$68.4	$53.0	29
Equipment on operating leases	99.3	101.5	(2)
Dealer wholesale financing	11.7	7.6	54
Dealer master notes	.6	.2	200
Used truck sales, other revenues and fees	4.0	8.2	(51)

	$184.0	$170.5	8

Income before income taxes	$38.8	$26.6	46

New Business Volume

New business volume from retail loans and direct financing leases in the first quarter of 2019 increased to $455.3 from $415.4 in the first quarter of 2018 due to higher retail sales of PACCAR trucks in 2019. Equipment on operating leases new business volume increased to $92.2 in the first quarter of 2019 from $74.6 in the first quarter of 2018, primarily due to higher fleet business in 2019. Dealer master notes new business volume decreased to $35.5 in the first quarter of 2019 from $61.8 in the first quarter of 2018 due to decreased finance volume from dealers.

In the first quarter of 2019, market share on new PACCAR truck sales was 18.2% compared to 18.6% in the first quarter of 2018.

Income Before Income Taxes

The Company’s income before income taxes was $38.8 for the first quarter of 2019 compared to $26.6 for the first quarter of 2018. The increase in income before income taxes in 2019 was primarily the result of higher operating lease margin of $7.7 and higher finance margin of $6.8, partially offset by higher provision for losses of $1.7.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $76.6 at March 31, 2019 and $73.8 at December 31, 2018. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the first quarter, the Company recognized losses on used trucks, excluding repossessions, of $2.2 in 2019 and $8.3 in 2018, including losses on multiple unit transactions of $1.7 in 2019 and $5.3 in 2018.  Used truck (gains) losses related to repossessions, which are recognized as credit losses, were $(.3) in the first quarter of 2019 compared to $.4 in the first quarter of 2018.

PACCAR FINANCIAL CORP. - FORM 10-Q

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended March 31, 2019 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended March 31, 2018	$61.3	$28.9	$32.4
Increase (decrease)
Average finance receivables	9.3		9.3
Average receivables from PACCAR and affiliates	2.9		2.9
Average debt balances		5.1	(5.1)
Yields	7.5		7.5
Borrowing rates		7.8	(7.8)

Total increase	19.7	12.9	6.8

Three Months Ended March 31, 2019	$81.0	$41.8	$39.2

•	Average finance receivables increased $800.2 in the first quarter of 2019 primarily due to a larger retail portfolio and higher dealer wholesale financing.
•	Average receivables from PACCAR and affiliates increased $444.5 in the first quarter of 2019 as a result of new loans to affiliated companies exceeding collections.
•

Average debt balances increased $812.5 in the first quarter of 2019, reflecting funding requirements for the portfolio and affiliated companies. The higher average debt balances reflect funding for the higher average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields increased due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.70% in the first quarter of 2019, compared to 4.27% in the first quarter of 2018. Yields on receivables from PACCAR and affiliates were 2.62% in the first quarter of 2019, compared to 1.95% in the first quarter of 2018.

•	Average borrowing rates in the first quarter of 2019 were 2.5% compared to 2.0% in the first quarter of 2018 due to higher debt market interest rates.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended March 31, 2019 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended March 31, 2018	$101.5	$93.2	$8.3
(Decrease) increase
Operating lease impairment		(1.7)	1.7
Results on returned lease assets		(4.6)	4.6
Average operating lease assets	(5.4)	(4.3)	(1.1)
Revenue and cost per asset	3.2	.7	2.5

Total (decrease) increase	(2.2)	(9.9)	7.7

Three Months Ended March 31, 2019	$99.3	$83.3	$16.0

PACCAR FINANCIAL CORP. - FORM 10-Q

•	Operating lease impairments decreased in 2019 reflecting higher used truck market prices.
•	Results on returned lease assets were higher in 2019 compared to 2018 primarily due to lower losses on sales of returned lease units.
•	Average operating lease assets decreased due to volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue and cost per asset increased by $3.2 and $.7 respectively. Operating lease margin per asset increased by $2.5 primarily due to higher rental rates and lower vehicle related expenses.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the first quarter of 2019 compared to the first quarter of 2018:

	Three Months Ended
	March 31
	2019	2018
Used truck sales and other revenues	$3.7	$7.7
Cost of used truck sales and other expenses	1.9	6.8

Results from used trucks and other	$1.8	$.9

Results from used trucks and other in the first quarter of 2019 increased by $.9 from the first quarter of 2018, primarily due to improved results from the sale of used trucks received on trade.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Three Months Ended	Year Ended	Three Months Ended
	March 31	December 31	March 31
	2019	2018	2018
Balance at beginning of period	$60.7	$58.4	$58.4
Provision for losses	2.9	8.6	1.2
Charge-offs	(1.2)	(8.8)	(2.0)
Recoveries	.6	2.5	.6

Balance at end of period	$63.0	$60.7	$58.2

Ratios:
Charge-offs, net of recoveries ($.6 in 2019) to
average total portfolio ($6,097.4 in 2019)
annualized at March 31, 2019	.04%	.11%	.11%

Allowance for credit losses ($63.0 in 2019) to period-end
total portfolio ($6,335.1 in 2019)	.99%	1.00%	1.06%

Period-end retail loan and lease receivables past
due over 30 days ($18.6 in 2019) to period-end
retail loan and lease receivables ($4,871.2 in 2019)	.38%	.14%	.28%

The provision for losses on receivables was $2.9 for the first quarter of 2019 compared to $1.2 for the first quarter of 2018, reflecting continued good portfolio performance.

PACCAR FINANCIAL CORP. - FORM 10-Q

Retail loan and lease receivables past due over 30 days at March 31, 2019 was .38% compared to.14% at December 31, 2018 and .28% at March 31, 2018, reflecting one fleet customer becoming past due in 2019. The Company continues to focus on maintaining low past due balances.

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

The post-modification balance of accounts modified during the three months ended March 31, 2019 and 2018 are summarized below:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Recorded	% of Total	Recorded	% of Total
	Investment	Portfolio*	Investment	Portfolio*
Commercial	$49.1	3.1%	$38.3	2.8%
Insignificant Delay	19.8	1.3%	12.3	.9%
Credit - No Concession	.3		2.5	.2%
Credit - TDR	.1		.1
	$69.3	4.4%	$53.2	3.9%

*	Recorded investment immediately after modification as a percentage of period-end portfolio, on an annualized basis

Modification activity increased in the first quarter of 2019 compared to the first quarter of 2018, primarily due to the increase in modifications for commercial reasons reflecting higher volumes of refinancing. The increase in modifications for insignificant delay reflects more fleet customers requesting payment relief for up to three months.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.2 of accounts during the first quarter of 2019, $3.2 of accounts during the fourth quarter of 2018 and $.1 of accounts during the first quarter of 2018 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31	December 31	March 31
	2019	2018	2018
Pro forma percentage of retail loan and lease accounts 30+ days past due	.38%	.20%	.28%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2019, December 31, 2018 and March 31, 2018. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2019, December 31, 2018 and March 31, 2018.

PACCAR FINANCIAL CORP. - FORM 10-Q

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31		December 31		March 31
	2019		2018		2018
Retail loans	$3,447.9	54%	$3,372.3	55%	$3,025.7	55%
Retail leases	1,423.3	23%	1,428.6	24%	1,351.5	25%
Dealer wholesale financing	1,336.4	21%	1,179.0	19%	1,019.6	19%
Dealer master notes	54.0	1%	52.9	1%	19.7
Operating lease receivables and other	73.5	1%	66.7	1%	74.6	1%

Total portfolio	$6,335.1	100%	$6,099.5	100%	$5,491.1	100%

Retail loans increased to $3,447.9 at March 31, 2019 from $3,372.3 at December 31, 2018 due to new business volume exceeding collections.

Retail leases decreased to $1,423.3 at March 31, 2019 from $1,428.6 at December 31, 2018, reflecting collections exceeding new business volume.

Dealer wholesale financing balances increased to $1,336.4 at March 31, 2019 from $1,179.0 at December 31, 2018 due to higher dealer new truck inventory.

Dealer master notes were $54.0 at March 31, 2019 compared to $52.9 at December 31, 2018. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of March 31, 2019, the underlying pledged contracts were $100.4, upon which the dealers have available $13.2 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the first quarter of 2019 was 23.7% compared to 23.3% for the first quarter of 2018, reflecting higher state tax expense in 2019 compared to 2018.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first quarter of 2019 was $12.5 compared to $26.9 for the first quarter of 2018. The Company’s net deferred tax liability decreased to $619.8 at March 31, 2019 from $633.6 at December 31, 2018 primarily due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2019.

Company Outlook

Truck industry Class 8 retail sales in the U.S. in 2019 are expected to be 260,000-280,000 units compared to 250,500 units in 2018. Average earning assets in 2019 are expected to grow 3-5% as increased new business financing from truck sales is projected to exceed customer collections. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at March 31, 2019 are as follows:

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

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at March 31, 2019. Of this amount, $1,000.0 expires in June 2019, $1,000.0 expires in June 2022 and $1,000.0 expires in June 2023. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,930.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,070.0 is allocated to other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the first quarter of 2019.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of March 31, 2019 were $1,854.1 and $4,950.0, respectively.

The Company believes its current investment grade credit ratings of A+/A1, committed bank facilities, collections on existing loans and leases and its ability to borrow from PACCAR, if necessary, will continue to provide it with sufficient resources and access to capital markets at competitive interest rates to maintain its liquidity and financial stability. In the event of a decrease in the Company’s credit ratings or a disruption in the financial markets, the Company may not be able to refinance its maturing debt in the financial markets. In such circumstances, the Company would be exposed to liquidity risk to the degree that the timing of debt maturities differs from the timing of receivable collections from customers. The Company believes its various sources of liquidity, including committed bank facilities, would continue to provide it with sufficient funding resources to service its maturing debt obligations.

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) continues to be relevant.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2018 Annual Report. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2019.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the three months ended March 31, 2019.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:
	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3.1	001-11677
	(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677
(4)	Instruments defining the rights of security holders, including indentures:
	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273
	(b)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808
	(c)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838
	(d)	Forms of Medium-Term Note, Series P	S-3	November 2, 2018	4.2 and 4.3	333-228141
(10)	Material contracts:
	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434
(31)	Rule 13a-14(a)/15d-14(a) Certifications:
	(a)	Certification of Principal Executive Officer*
	(b)	Certification of Principal Financial Officer*
(32)	Section 1350 Certifications:
	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*
(101.INS)		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(101.SCH)		XBRL Taxonomy Extension Schema Document*
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 2, 2019	/s/ Craig R. Gryniewicz
Craig R. Gryniewicz
President
(Authorized Officer)

/s/ Yi Zhang
Yi Zhang
Controller
(Chief Accounting Officer)