Form 10-Q
period 2019-06-30
PACCAR FINANCIAL CORP
filed 2019-08-02
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Common Stock, $100 par value—145,000 shares as of July 31, 2019

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. - FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of Dollars)	2019	2018	2019	2018
Interest and fee income	$87.2	$65.4	$168.2	$126.7
Operating lease and rental revenues	96.8	102.2	196.1	203.7
Used truck sales and other revenues	5.1	7.4	8.8	15.1

TOTAL INTEREST AND OTHER REVENUES	189.1	175.0	373.1	345.5

Interest and other borrowing costs	45.5	32.2	87.3	61.1
Depreciation and other rental expenses	84.1	93.2	167.4	186.4
Cost of used truck sales and other expenses	3.3	6.6	5.2	13.4
Selling, general and administrative expenses	15.5	13.9	30.8	27.7
Provision for losses on receivables	1.2	2.6	4.1	3.8

TOTAL EXPENSES	149.6	148.5	294.8	292.4

INCOME BEFORE INCOME TAXES	39.5	26.5	78.3	53.1

Income taxes	10.2	6.7	19.4	12.9

NET INCOME	$29.3	$19.8	$58.9	$40.2
COMPREHENSIVE INCOME	$23.3	$21.2	$49.1	$44.1
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,517.8	$1,416.5	$1,488.2	$1,396.1
RETAINED EARNINGS AT END OF PERIOD	$1,547.1	$1,436.3	$1,547.1	$1,436.3

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS	June 30	December 31
	2019	2018*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$39.2	$74.8
Finance and other receivables, net of allowance for credit losses (2019 - $63.4 and 2018 - $60.7)	6,620.3	6,038.8
Due from PACCAR and affiliates	1,525.5	1,581.3
Equipment on operating leases, net of accumulated depreciation (2019 - $622.3 and 2018 - $659.7)	1,396.5	1,459.0
Other assets	259.2	141.4

TOTAL ASSETS	$9,840.7	$9,295.3

LIABILITIES
Accounts payable, accrued expenses and other	$413.8	$362.7
Due to PACCAR and affiliates	35.0	9.9
Commercial paper	1,882.1	1,731.6
Medium-term notes	5,136.9	4,884.4
Deferred taxes and other liabilities	650.2	638.3

TOTAL LIABILITIES	8,118.0	7,626.9

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	139.1	133.9
Retained earnings	1,547.1	1,488.2
Accumulated other comprehensive (loss) income	(9.0)	.8

TOTAL STOCKHOLDER'S EQUITY	1,722.7	1,668.4

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,840.7	$9,295.3

*	The December 31, 2018 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions of Dollars)	2019	2018
OPERATING ACTIVITIES
Net income	$58.9	$40.2
Items included in net income not affecting cash:
Depreciation and amortization	154.8	174.6
Provision for losses on receivables	4.1	3.8
Deferred taxes	14.3	5.7
Administrative fees for services from PACCAR	5.2	6.1
Change in tax-related balances with PACCAR	11.3	137.6
Increase in payables and other	37.1	54.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	285.7	422.5

INVESTING ACTIVITIES
Finance and other receivables originated	(1,193.2)	(1,106.3)
Collections on finance and other receivables	924.2	847.5
Net increase in wholesale receivables	(322.8)	(92.6)
Loans to PACCAR and affiliates	(110.0)	(156.0)
Collections on loans from PACCAR and affiliates	152.0	150.5
Net decrease (increase) in other receivables and leases to PACCAR and affiliates	4.0	(52.6)
Acquisition of equipment for operating leases	(222.0)	(179.8)
Proceeds from disposal of equipment	94.5	138.3
Other	(45.7)	(26.6)

NET CASH USED IN INVESTING ACTIVITIES	(719.0)	(477.6)

FINANCING ACTIVITIES
Net increase (decrease) in short-term commercial paper	150.6	(127.0)
Proceeds from medium-term notes and other commercial paper	997.1	946.5
Payments of medium-term notes and other commercial paper	(750.0)	(800.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	397.7	19.5

NET DECREASE IN CASH	(35.6)	(35.6)

CASH AT BEGINNING OF PERIOD	74.8	62.7

CASH AT END OF PERIOD	$39.2	$27.1

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)	Six Months Ended
	June 30
(Millions of Dollars)	2019	2018
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0
Balance at end of period	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5
Balance at end of period	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	133.9	126.8
Investments from PACCAR	5.2	6.1
Balance at end of period	139.1	132.9

RETAINED EARNINGS

Balance at beginning of period	1,488.2	1,396.1
Net income	58.9	40.2
Balance at end of period	1,547.1	1,436.3

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of period	.8	1.9
Net unrealized (loss) income	(9.8)	3.9
Balance at end of period	(9.0)	5.8

TOTAL STOCKHOLDER'S EQUITY	$1,722.7	$1,620.5

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases

(Topic 842), including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-02. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged, except for a reduction in the capitalization of certain initial direct costs and the classification of certain cash flows. This ASU may be applied retrospectively in each reporting period presented or modified retrospectively with the cumulative effective adjustment to the opening balance of retained earnings. The Company adopted this ASU on January 1, 2019 on a modified retrospective basis and recognized a $2.4 right-of-use asset and a $2.5 lease liability on its balance sheet as of June 30, 2019.

The Company elected the package of practical expedients for its leases existing prior to the adoption of this ASU that will retain prior conclusions about lease identification, lease classification and initial direct costs under the new standard. For lessee accounting, the Company elected the short-term lease exemption to not recognize right-of-use assets and lease liabilities for any leases with a duration of twelve months or less. For lessor accounting, the Company elected to exclude taxes collected from customers, such as sales and use and value added, from the measurement of lease income and expense.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-13. The amendment introduces new guidance for credit losses on financial assets measured at amortized cost, including finance receivables, trade receivables and held-to-maturity debt securities.  Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability, replacing the current incurred loss model. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement
That is a Service Contract.

* The Company will adopt on the effective date.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	June 30	December 31
	2019	2018
Retail loans	$3,591.9	$3,372.3
Retail financing leases	1,447.4	1,428.6
Dealer wholesale financing	1,501.8	1,179.0
Dealer master notes	75.5	52.9
Operating lease receivables and other	67.1	66.7
	6,683.7	6,099.5

Less allowance for credit losses:
Loans and leases	(58.3)	(56.1)
Dealer wholesale financing	(3.2)	(3.1)
Operating lease receivables and other	(1.9)	(1.5)
	$6,620.3	$6,038.8

Annual minimum payments due on finance leases and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

At June 30, 2019	Finance Leases
Remainder of 2019	$254.3
2020	417.8
2021	334.7
2022	236.9
2023	171.8
Thereafter	111.4
1,526.9
Unguaranteed residual values	67.7
Unearned interest on finance leases	(147.2)
Net investment in finance leases	$1,447.4

Interest income recognized on finance leases was $15.9 and $31.9 for the three and six months ended June 30, 2019, respectively. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2019 or December 31, 2018. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately four months in both 2019 and 2018, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2019 or December 31, 2018.

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

The allowance for credit losses is summarized as follows:

	2019
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$3.1	$8.4	$47.7	$1.5	$60.7
Provision (benefit) for losses	.1	(.3)	3.7	.6	4.1
Charge-offs			(2.5)	(.2)	(2.7)
Recoveries			1.3		1.3

Balance at June 30	$3.2	$8.1	$50.2	$1.9	$63.4

	2018
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.4	$7.9	$46.9	$1.2	$58.4
Provision (benefit) for losses	.1	(.1)	2.6	1.2	3.8
Charge-offs			(4.4)	(.8)	(5.2)
Recoveries			.9		.9

Balance at June 30	$2.5	$7.8	$46.0	$1.6	$57.9

*	Operating lease and other trade receivables

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At June 30, 2019	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$32.1	$32.1
Allowance for impaired finance receivables determined individually			$4.1	$4.1
Recorded investment for finance receivables evaluated collectively	$1,501.8	$1,313.0	$3,769.7	$6,584.5
Allowance for finance receivables determined collectively	$3.2	$8.1	$46.1	$57.4

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

	Dealer		Customer
At December 31, 2018	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$15.4	$15.4
Allowance for impaired finance receivables determined individually			$2.1	$2.1
Recorded investment for finance receivables evaluated collectively	$1,179.0	$1,256.1	$3,582.3	$6,017.4
Allowance for finance receivables determined collectively	$3.1	$8.4	$45.6	$57.1

The recorded investment for finance receivables that are on non-accrual status is as follows:

	June 30	December 31
	2019	2018
Fleet	$29.7	$12.1
Owner/operator	2.4	3.3

	$32.1	$15.4

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of June 30, 2019 and December 31, 2018 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At June 30, 2019	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$5.8	$2.1	$7.9
Associated allowance			(1.2)	(.5)	(1.7)

Net carrying amount of impaired loans with a specific reserve			4.6	1.6	6.2
Impaired loans with no specific reserve			3.4	.2	3.6

Net carrying amount of impaired loans			$8.0	$1.8	$9.8

Average recorded investment for impaired loans*			$13.3	$2.7	$16.0

*	Represents the average during the 12 months ended June 30, 2019

	Dealer		Customer Retail
				Owner/
At December 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$5.7	$2.9	$8.6
Associated allowance			(1.0)	(.9)	(1.9)

Net carrying amount of impaired loans with a specific reserve			4.7	2.0	6.7
Impaired loans with no specific reserve			4.4	.3	4.7

Net carrying amount of impaired loans			$9.1	$2.3	$11.4

Average recorded investment for impaired loans*			$21.5	$1.5	$23.0

*	Represents the average during the 12 months ended June 30, 2018

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Fleet	$.1	$.3	$.3	$.6
Owner/operator	.1	.1	.1	.1
	$.2	$.4	$.4	$.7

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of June 30, 2019 or December 31, 2018. The Company retains as collateral a security interest in the related equipment.

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
				Owner/
At June 30, 2019	Wholesale	Retail	Fleet	Operator	Total
Performing	$1,500.8	$1,313.0	$3,249.9	$478.5	$6,542.2
Watch	1.0		40.6	.7	42.3
At-risk			29.7	2.4	32.1
	$1,501.8	$1,313.0	$3,320.2	$481.6	$6,616.6

	Dealer		Customer Retail
				Owner/
At December 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Performing	$1,177.9	$1,256.1	$3,037.1	$501.2	$5,972.3
Watch	1.1		43.3	.7	45.1
At-risk			12.1	3.3	15.4
	$1,179.0	$1,256.1	$3,092.5	$505.2	$6,032.8

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At June 30, 2019	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,501.8	$1,313.0	$3,292.5	$479.6	$6,586.9
31 – 60 days past due			6.9	.9	7.8
Greater than 60 days past due			20.8	1.1	21.9
	$1,501.8	$1,313.0	$3,320.2	$481.6	$6,616.6

	Dealer		Customer Retail
				Owner/
At December 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,179.0	$1,256.1	$3,088.4	$502.8	$6,026.3
31 – 60 days past due			3.0	1.4	4.4
Greater than 60 days past due			1.1	1.0	2.1
	$1,179.0	$1,256.1	$3,092.5	$505.2	$6,032.8

Troubled Debt Restructurings

The balance of TDRs was $5.7 at June 30, 2019 and $7.8 at December 31, 2018. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet
Owner/operator			$.1	$.1
			$.1	$.1

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$2.9	$2.9	$3.0	$3.0
Owner/operator
	$2.9	$2.9	$3.0	$3.0

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2019 and 2018.

The post-modification recorded investment of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the periods by portfolio class are as follows:

	Six Months Ended
	June 30
	2019	2018
Fleet		$.8
Owner/operator
		$.8

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

There were no finance receivables modified as TDRs in the last twelve months that subsequently defaulted and were charged off in the six months ended June 30, 2019 and 2018.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $1.0 at June 30, 2019 and $1.6 at December 31, 2018.

Proceeds from sales of repossessed assets were $7.5 and $9.3 for the six months ended June 30, 2019 and 2018, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Equipment on Operating Leases

Terms of operating leases at origination and the related depreciation, generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning July 1, 2019 of $728.4 are due as follows: $149.2 in remainder of 2019, $248.8 in 2020, $181.4 in 2021, $102.8 in 2022, and $36.5 in 2023 and $9.7 thereafter. Depreciation expense related to equipment on operating leases was $73.3 and $146.6 for the three and six months ended June 30, 2019, respectively, compared to $82.2 and $166.0 for the same periods in 2018. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2019 and full year 2018 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at June 30, 2019 and December 31, 2018, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	June 30	December 31
	2019	2018
Due from PACCAR and affiliates
Loans due from PACCAR	$854.0	$846.0
Loans due from foreign finance affiliates	643.5	697.5
Tax-related receivable due from PACCAR	11.8	23.1
Receivables	16.2	14.7

	$1,525.5	$1,581.3

Due to PACCAR and affiliates
Payables	$35.0	$9.9

	$35.0	$9.9

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net income	$29.3	$19.8	$58.9	$40.2
Other comprehensive (loss) income
Derivative contracts (decrease) increase	(6.0)	1.4	(9.8)	3.9
Total comprehensive income	$23.3	$21.2	$49.1	$44.1

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss (AOCL) of $9.0 and income of $.8 at June 30, 2019 and December 31, 2018, respectively, is comprised of the unrealized net (loss) gain on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during the periods are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Balance at beginning of period	$(3.0)	$4.4	$.8	$1.9
Amounts recorded in AOCL
Unrealized (loss) gain on derivative contracts	(7.3)	2.3	(11.6)	5.8
Income tax effect	1.8	(.6)	2.9	(1.5)
Amounts reclassified out of AOCL
Interest and other borrowing costs	(.6)	(.5)	(1.4)	(.6)
Income tax effect	.1	.2	.3	.2

Net other comprehensive (loss) income	(6.0)	1.4	(9.8)	3.9

Balance at end of period	$(9.0)	$5.8	$(9.0)	$5.8

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2019. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	June 30	December 31
Level 2	2019	2018
Assets:
Impaired loans, net of specific reserves (2019 - $.3 and 2018 - $.6)	$1.3	$2.5
Used trucks held for sale	36.5	40.5
Derivative contracts	2.5	4.1

Liabilities:
Derivative contracts	$13.4	$5.3

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at June 30, 2019 and 2018 were $3.6 and $6.6 during the first six months of 2019 and 2018, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$814.0	$821.5	$821.0	$815.2
Due from foreign finance affiliates	472.0	481.8	472.0	474.2
Fixed rate loans	3,478.7	3,513.2	3,239.5	3,234.4

Liabilities:
Fixed rate debt	$4,447.1	$4,495.3	$4,394.4	$4,363.2

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

At June 30, 2019, the notional amount of these contracts totaled $1,087.1 with amounts expiring over the next nine years. Notional maturities for all interest-rate contracts are $100.0 for the remainder of 2019, $190.0 for 2020, $327.1 for 2021, $249.6 for 2022, $31.5 for 2023 and $188.9 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	June 30, 2019		December 31, 2018
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$2.5		$4.1
Accounts payable, accrued expenses and other		$13.4		$5.3
Gross amounts recognized in Balance Sheets	2.5	13.4	4.1	5.3

Less amounts not offset in financial instruments	(1.5)	(1.5)	(2.4)	(2.4)
Pro-forma net amount	$1.0	$11.9	$1.7	$2.9

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (AOCI). The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of loss recorded in AOCI at June 30, 2019 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. As of June 30, 2019, the following amounts were recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

		Cumulative Basis Amount
	Carrying Amount of	Included in the
Hedged Balance Sheet Line Item	the Hedged Liabilities	Carrying Amount
Medium-term notes	$90.6	$.6

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(2.0) as of June 30, 2019.

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
(Gain) loss on fair value hedges
Derivatives	$(1.1)	$.3	$(1.9)	$1.1
Hedged items	1.4	.2	2.8	(.2)
Gain on cash flow hedges
Reclassified from AOCI into income	(.6)	(.5)	(1.4)	(.6)
	$(.3)		$(.5)	$.3

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE H – Income Taxes

The Company’s effective income tax rate for the second quarter and first half of 2019 was 25.8% and 24.8%, respectively, compared to 25.3% and 24.3% for the same periods in 2018, reflecting higher state tax expense in 2019 compared to 2018.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended			Six Months Ended
	June 30			June 30
	2019	2018	% Change	2019	2018	% Change
New business volume by product:
Retail loans and finance leases	$632.5	$544.0	16	$1,087.8	$959.4	13
Equipment on operating leases	166.8	119.5	40	259.0	194.1	33
Dealer master notes	35.5	69.8	(49)	71.0	131.6	(46)

	$834.8	$733.3	14	$1,417.8	$1,285.1	10
Average earning assets by product:
Retail loans and finance leases	$4,950.6	$4,438.9	12	$4,893.0	$4,385.3	12
Equipment on operating leases	1,481.1	1,569.9	(6)	1,478.7	1,590.7	(7)
Dealer wholesale financing	1,462.1	1,022.6	43	1,334.7	983.3	36
Dealer master notes	67.0	21.9	206	61.7	22.1	179

	$7,960.8	$7,053.3	13	$7,768.1	$6,981.4	11
Revenue by product:
Retail loans and finance leases	$71.4	$55.8	28	$139.8	$108.8	28
Equipment on operating leases	96.8	102.2	(5)	196.1	203.7	(4)
Dealer wholesale financing	14.4	8.7	66	26.1	16.3	60
Dealer master notes	.8	.2	300	1.4	.4	250
Used truck sales, other revenues and fees	5.7	8.1	(30)	9.7	16.3	(40)

	$189.1	$175.0	8	$373.1	$345.5	8

Income before income taxes	$39.5	$26.5	49	$78.3	$53.1	47

New Business Volume

New business volume from retail loans and finance leases in the second quarter and first half of 2019 increased to $632.5 and $1,087.8, respectively, from $544.0 and $959.4 in the second quarter and first half of 2018 due to higher retail sales of PACCAR trucks in 2019. Equipment on operating leases new business volume increased to $166.8 and $259.0 in the second quarter and first half of 2019, respectively, from $119.5 and $194.1 in the second quarter and first half of 2018, primarily due to higher fleet business in 2019. Dealer master notes new business volume decreased to $35.5 and $71.0 in the second quarter and first half of 2019, respectively, from $69.8 and $131.6 in the second quarter and first half of 2018 due to decreased finance volume from dealers.

In the second quarter and first half of 2019, market share on new PACCAR truck sales was 21.4% and 19.9% compared to 21.9% and 20.4% in the second quarter and first half of 2018, respectively.

Income Before Income Taxes

The Company’s income before income taxes was $39.5 for the second quarter of 2019 compared to $26.5 for the second quarter of 2018. The increase in income before income taxes in 2019 was primarily the result of higher finance margin of $8.5 and higher operating lease margin of $3.7.

The Company’s income before income taxes was $78.3 for the first half of 2019 compared to $53.1 for the first half of 2018. The increase in income before income taxes in 2019 was primarily the result of higher finance margin of $15.3 and higher operating lease margin of $11.4.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $121.2 at June 30, 2019 and $73.8 at December 31, 2018. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

PACCAR FINANCIAL CORP. - FORM 10-Q

In the second quarter, the Company recognized losses on used trucks, excluding repossessions, of $4.4 in 2019 and $9.4 in 2018, including losses on multiple unit transactions of $1.0 in 2019 and $4.9 in 2018. Used truck losses related to repossessions, which are recognized as credit losses, were nil in the second quarter of 2019 compared to $.1 in the second quarter of 2018.

In the first half, the Company recognized losses on used trucks, excluding repossessions, of $6.6 in 2019 and $17.7 in 2018, including losses on multiple unit transactions of $2.7 in 2019 and $10.2 in 2018. Used truck (gains) losses related to repossessions, which are recognized as credit losses, were $(.3) in the first half of 2019 compared to $.5 in the first half of 2018.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended June 30, 2019 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended June 30, 2018	$65.4	$32.2	$33.2
Increase (decrease)
Average finance receivables	11.7		11.7
Average receivables from PACCAR and affiliates	2.6		2.6
Average debt balances		7.4	(7.4)
Yields	7.5		7.5
Borrowing rates		5.9	(5.9)

Total increase	21.8	13.3	8.5

Three Months Ended June 30, 2019	$87.2	$45.5	$41.7

•	Average finance receivables increased $996.3 in the second quarter of 2019 primarily due to a larger retail portfolio and higher dealer wholesale financing.
•	Average receivables from PACCAR and affiliates increased $394.4 in the second quarter of 2019 as a result of new loans to affiliated companies exceeding collections.
•

Average debt balances increased $1,151.7 in the second quarter of 2019, reflecting funding requirements for the portfolio and affiliated companies. The higher average debt balances reflect funding for the higher average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields increased due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.74% in the second quarter of 2019, compared to 4.33% in the second quarter of 2018. Yields on receivables from PACCAR and affiliates were 2.72% in the second quarter of 2019, compared to 2.10% in the second quarter of 2018.

•	Average borrowing rates in the second quarter of 2019 were 2.6% compared to 2.2% in the second quarter of 2018 due to higher debt market interest rates.

PACCAR FINANCIAL CORP. - FORM 10-Q

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the six months ended June 30, 2019 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Six Months Ended June 30, 2018	$126.7	$61.1	$65.6
Increase (decrease)
Average finance receivables	21.0		21.0
Average receivables from PACCAR and affiliates	5.5		5.5
Average debt balances		12.5	(12.5)
Yields	15.0		15.0
Borrowing rates		13.7	(13.7)

Total increase	41.5	26.2	15.3

Six Months Ended June 30, 2019	$168.2	$87.3	$80.9

•	Average finance receivables increased $898.7 in the first half of 2019 primarily due to a larger retail portfolio and higher dealer wholesale financing.
•	Average receivables from PACCAR and affiliates increased $419.4 in the first half of 2019 as a result of new loans to affiliated companies exceeding collections.
•

Average debt balances increased $982.1 in the first half of 2019, reflecting funding requirements for the portfolio and affiliated companies. The higher average debt balances reflect funding for the higher average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields increased due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.72% in the first half of 2019, compared to 4.30% in the first half of 2018. Yields on receivables from PACCAR and affiliates were 2.67% in the first half of 2019, compared to 2.03% in the first half of 2018.

•	Average borrowing rates in the first half of 2019 were 2.6% compared to 2.1% in the first half of 2018 due to higher debt market interest rates.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended June 30, 2019 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended June 30, 2018	$102.2	$93.2	$9.0
(Decrease) increase
Operating lease impairment		(2.0)	2.0
Results on returned lease assets		(2.9)	2.9
Average operating lease assets	(6.2)	(4.8)	(1.4)
Revenue and cost per asset	.8	.6	.2

Total (decrease) increase	(5.4)	(9.1)	3.7

Three Months Ended June 30, 2019	$96.8	$84.1	$12.7
•	Operating lease impairments decreased in 2019 due to impairment recognized on a fleet of trucks from one customer in 2018.
•	Results on returned lease assets were higher in 2019 compared to 2018 primarily due to lower losses on sales of returned lease units.
•	Average operating lease assets decreased due to the volume of expiring leases exceeding new business volume for leased vehicles.

PACCAR FINANCIAL CORP. - FORM 10-Q

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the six months ended June 30, 2019 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Six Months Ended June 30, 2018	$203.7	$186.4	$17.3
(Decrease) increase
Operating lease impairment		(3.7)	3.7
Results on returned lease assets		(7.5)	7.5
Average operating lease assets	(11.6)	(9.1)	(2.5)
Revenue and cost per asset	4.0	1.3	2.7

Total (decrease) increase	(7.6)	(19.0)	11.4

Six Months Ended June 30, 2019	$196.1	$167.4	$28.7
•	Operating lease impairments decreased in 2019 due to impairments recognized on a fleet of trucks from one customer in 2018.
•	Results on returned lease assets were higher in 2019 compared to 2018 primarily due to lower losses on sales of returned lease units.
•	Average operating lease assets decreased due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue and cost per asset increased by $4.0 and $1.3, respectively. Operating lease margin per asset increased by $2.7 primarily due to lower vehicle related expenses and higher rental rates.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the second quarter and first half of 2019 compared to the second quarter and first half of 2018:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Used truck sales and other revenues	$5.1	$7.4	$8.8	$15.1
Cost of used truck sales and other expenses	3.3	6.6	5.2	13.4

Results from used trucks and other	$1.8	$.8	$3.6	$1.7

Results from used trucks and other in the second quarter and first half of 2019 increased by $1.0 and $1.9 from the second quarter and first half of 2018, primarily due to improved results from the sale of used trucks received on trade.

PACCAR FINANCIAL CORP. - FORM 10-Q

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Six Months Ended	Year Ended	Six Months Ended
	June 30	December 31	June 30
	2019	2018	2018
Balance at beginning of period	$60.7	$58.4	$58.4
Provision for losses	4.1	8.6	3.8
Charge-offs	(2.7)	(8.8)	(5.2)
Recoveries	1.3	2.5	.9

Balance at end of period	$63.4	$60.7	$57.9

Ratios:
Charge-offs, net of recoveries ($1.4 in 2019) to
average total portfolio ($6,289.4 in 2019)
annualized at June 30, 2019	.04%	.11%	.16%

Allowance for credit losses ($63.4 in 2019) to period-end
total portfolio ($6,683.7 in 2019)	.95%	1.00%	1.03%

Period-end retail loan and lease receivables past
due over 30 days ($29.7 in 2019) to period-end
retail loan and lease receivables ($5,039.3 in 2019)	.59%	.14%	.17%

The provision for losses on receivables was $4.1 for the first half of 2019 compared to $3.8 for the first half of 2018, reflecting continued good portfolio performance.

Retail loan and lease receivables past due over 30 days at June 30, 2019 was .59% compared to .14% at December 31, 2018 and .17% at June 30, 2018, reflecting two fleet customers becoming past due in 2019. The Company continues to focus on maintaining low past due balances.

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

PACCAR FINANCIAL CORP. - FORM 10-Q

The post-modification balance of accounts modified during the six months ended June 30, 2019 and 2018 are summarized below:

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Recorded	% of Total	Recorded	% of Total
	Investment	Portfolio*	Investment	Portfolio*
Commercial	$105.0	3.2%	$68.6	2.5%
Insignificant Delay	28.4	.8%	20.8	.7%
Credit - No Concession	.3		2.6	.1%
Credit - TDR	.1		3.0	.1%
	$133.8	4.0%	$95.0	3.4%

*	Recorded investment immediately after modification as a percentage of period-end portfolio, on an annualized basis

Modification activity increased in the first half of 2019 compared to the first half of 2018, primarily due to the increase in modifications for commercial reasons reflecting higher volumes of refinancing. The increase in modifications for insignificant delay reflects more fleet customers requesting payment relief for up to three months.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.1 of accounts during the second quarter of 2019, $3.2 of accounts during the fourth quarter of 2018 and $2.9 of accounts during the second quarter of 2018 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30	December 31	June 30
	2019	2018	2018
Pro forma percentage of retail loan and lease accounts 30+ days past due	.59%	.20%	.24%

Modifications of accounts in prior quarters that were more than 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2019, December 31, 2018 and June 30, 2018. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2019, December 31, 2018 and June 30, 2018.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30		December 31		June 30
	2019		2018		2018
Retail loans	$3,591.9	54%	$3,372.3	55%	$3,194.6	57%
Retail leases	1,447.4	22%	1,428.6	24%	1,347.4	24%
Dealer wholesale financing	1,501.8	22%	1,179.0	19%	1,006.4	18%
Dealer master notes	75.5	1%	52.9	1%	23.8
Operating lease receivables and other	67.1	1%	66.7	1%	72.1	1%

Total portfolio	$6,683.7	100%	$6,099.5	100%	$5,644.3	100%

Retail loans and retail leases increased to $3,591.9 and $1,447.4 at June 30, 2019 from $3,372.3 and $1,428.6 at December 31, 2018, reflecting new business volume exceeding collections.

Dealer wholesale financing balances increased to $1,501.8 at June 30, 2019 from $1,179.0 at December 31, 2018 due to higher dealer new truck inventory.

Dealer master notes were $75.5 at June 30, 2019 compared to $52.9 at December 31, 2018. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of June 30, 2019, the underlying pledged contracts were $112.8, upon which the dealers have available $11.2 as potential additional borrowing capacity.

PACCAR FINANCIAL CORP. - FORM 10-Q

Income Taxes

The Company’s effective income tax rate for the second quarter and first half of 2019 was 25.8% and 24.8%, respectively, compared to 25.3% and 24.3% for the same periods in 2018, reflecting higher state tax expense in 2019 compared to 2018.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax provision for the first half of 2019 was $14.3 compared to $5.7 for the first half of 2018. The Company’s net deferred tax liability increased to $644.7 at June 30, 2019 from $633.6 at December 31, 2018, primarily due to higher benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2019.

Company Outlook

Truck industry Class 8 retail sales in the U.S. in 2019 are expected to be 260,000-280,000 units compared to 250,500 units in 2018. Average earning assets are expected to grow 8-10% in 2019 as increased new business financing from truck sales is projected to exceed customer collections. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at June 30, 2019 are as follows:

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

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at June 30, 2019. Of this amount, $1,000.0 expires in June 2020, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,992.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,008.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2019.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of June 30, 2019 were $1,884.4 and $5,150.0, respectively.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2018 Annual Report. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2019 except for the following:

LIBOR (London Inter-Bank Offered Rate) Transition

Certain financing provided by the Company to dealers and retail customers, as well as financing extended to the Company are based on variable interest rate contracts which utilize LIBOR, to establish applicable contract interest rates. The Company also utilizes hedging instruments and has line of credit arrangements which reference LIBOR. In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for calculation of LIBOR after 2021. At this time it is not clear if LIBOR will continue to exist, and if not, what alternative benchmark rate will replace LIBOR. Any new benchmark rate will likely not exactly replicate LIBOR, which could impact currently active contracts which terminate after 2021.

Substantially all of the Company’s contracts which reference LIBOR including dealer wholesale financing contracts, medium-term notes, hedging instruments and line of credit arrangements include fall-back language that specifies the methods to establish contract interest rates in the absence of LIBOR, or provide for the use of an alternative benchmark rate should LIBOR be discontinued.

The Company has retail loan and lease contracts with customers of approximately $80 million that extend beyond 2021 and do not contain fall-back language or provide for the use of an alternative benchmark rate. The Company will seek to amend these contracts to allow for the use of an alternative benchmark rate.

Changes to benchmark rates may have an uncertain impact on finance receivables and other financial obligations, the interest rates on our current or future cost of funds and/or access to capital markets. The Company does not expect any changes to the use of LIBOR as a benchmark rate will have a material impact on the results of operations.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the six months ended June 30, 2019.

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

PACCAR Financial Corp.
(Registrant)

Date	August 2, 2019	/s/ Craig R. Gryniewicz
Craig R. Gryniewicz
President
(Authorized Officer)

/s/ Yi Zhang
Yi Zhang
Controller
(Chief Accounting Officer)