Form 10-K
period 2019-12-31
PACCAR FINANCIAL CORP
filed 2020-02-19
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019:    None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2020:

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

PACCAR

PACCAR is a multinational company operating in three principal industry segments: (1) the Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment includes finance and leasing products and services provided to customers and dealers. Heavy-duty trucks have a gross vehicle weight (GVW) of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe. Medium-duty trucks have a GVW ranging from 19,500 to 33,000 lbs (Class 6 to 7) in North America, and in Europe, light- and medium-duty trucks range between 6 and 16 metric tonnes. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. PACCAR’s Other business includes the manufacturing and marketing of industrial winches.

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. PACCAR also manufactures engines, primarily for use in PACCAR’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington; Mexicali, Mexico and Ste. Therese, Canada. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF cab-over-engine (COE) trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the United Kingdom.  PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil.  PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models assembled in the United Kingdom. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 78% of total 2019 net sales and revenues.

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

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian Class 8 market was 30.0% of retail sales in 2019, and PACCAR’s medium-duty market share was 16.9% of registrations in 2019. In Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of PACCAR in the U.S. In 2019, DAF had a 16.2% share of the European heavy-duty market and a 9.7% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

PACCAR Financial Corp.

(Millions of Dollars)

Aftermarket truck parts are sold and delivered to PACCAR’s independent dealers through PACCAR’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by PACCAR. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 16% of total 2019 net sales and revenues.

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

The Company is primarily responsible for managing the sales of used trucks in the United States. The Company sells used trucks returned from matured operating leases in the ordinary course of business and trucks acquired from repossessions. The Company also obtains used trucks from Kenworth and Peterbilt in trades related to new truck sales. Certain gains and losses from the sale of used trucks are shared with Kenworth and Peterbilt. The Company records revenue on the sale of used trucks received in trade.

As of December 31, 2019, the Company employed 426 full-time employees, none of whom are represented by a collective bargaining agent.

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

Financing Leases

The Company offers financing lease contracts where it is treated as the owner of the equipment for tax purposes and generally retains the tax depreciation (“Financing Leases”). The lessee is responsible for the payment of property and sales taxes, licenses, maintenance and other operating costs.

PACCAR Financial Corp.

(Millions of Dollars)

The lessee is obligated to maintain the equipment and to insure the equipment against physical damage and liability losses.

Most of the Company’s Financing Leases contain a Terminal Rental Adjustment Clause, which requires the lessee to guarantee to the Company a stated residual value upon disposition of the equipment at the end of the financing lease term.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of December 31, 2019 and 2018.

PACCAR Financial Corp.

(Millions of Dollars)

The Company has contractual arrangements with one customer, Swift Transportation Company, that accounted for 2.8%, 5.9% and 10.4% of total interest and other revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019, the total notional amount of interest-rate swap contracts outstanding was $1,089.3. These swap contracts are accounted for as cash flow or fair value hedges.

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

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2018, the Company filed a shelf registration statement to issue medium-term notes. In February 2020, the Company issued $300.0 of medium-term notes under this registration. The shelf registration statement expires in November 2021 and does not limit the principal amount of debt securities that may be issued during the period. The total principal amount of medium-term notes outstanding for the Company as of December 31, 2019 was $5,550.0. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2019. Of this amount, $1,000.0 expires in June 2020, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,992.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,008.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2019.

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $861.0 and $846.0 outstanding in loans due from PACCAR as of December 31, 2019 and 2018, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $651.5 and $697.5 outstanding in loans due from foreign finance affiliates of PACCAR as of December 31, 2019 and 2018, respectively. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada and Australia. Loans to these foreign affiliates during 2019 and 2018 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $750.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

PACCAR Financial Corp.

(Millions of Dollars)

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2019, 2018 and 2017 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

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

Competitive Risk

The Company competes with banks, other commercial finance companies and financial services firms which may have lower costs of borrowing, higher leverage or market share goals that result in a willingness to offer lower interest rates, which may lead to decreased margins, lower market share or both for the Company.

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

Residual Value Risk

Residual value risk is the risk that the estimated residual value of leased assets, established at lease origination for the Company’s operating leases and certain finance leases, will not be recoverable when the leased asset is returned to the Company. When the market value of these leased assets at contract maturity or at early termination is less than its contractual residual value, the Company will be exposed to a greater risk of loss on the sales of the returned equipment. Refer to the Critical Accounting Policy on “Equipment on Operating Leases” in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding the Company’s exposure to residual value risk.

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

Litigation and Regulatory Actions

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and PACCAR Inc as their parent. Following the settlement, claims and lawsuits have been filed against PACCAR Inc, DAF and certain DAF subsidiaries and other truck manufacturers in various European jurisdictions. These claims and lawsuits include a number of collective proceedings, including proposed class actions in the United Kingdom, alleging EC-related claims and seeking unspecified damages. Others may bring EC-related claims and lawsuits against PACCAR Inc or its subsidiaries.

PACCAR Financial Corp.

(Millions of Dollars)

While PACCAR Inc believes it has meritorious defenses, such claims and lawsuits will likely take a significant period of time to resolve. PACCAR Inc cannot reasonably estimate a range of loss, if any, that may result given the early stage of these claims and lawsuits. An adverse outcome of such proceedings could have a material impact on PACCAR Inc’s results of operations.

London Inter-Bank Offered Rate (LIBOR) Transition

Certain financing provided by the Company to dealers and retail customers, as well as financing extended to the Company, are based on variable interest rate contracts which utilize LIBOR to establish applicable contract interest rates. The Company also utilizes hedging instruments and has line of credit arrangements which reference LIBOR. In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for calculation of LIBOR after 2021. At this time it is not clear if LIBOR will continue to exist, and if not, what alternative benchmark rate will replace LIBOR. Any new benchmark rate will likely not exactly replicate LIBOR, which could impact currently active contracts which terminate after 2021.

Substantially all of the Company’s contracts which reference LIBOR including dealer wholesale financing contracts, medium-term notes, hedging instruments and line of credit arrangements include fall-back language that specifies the methods to establish contract interest rates in the absence of LIBOR, or provide for the use of an alternative benchmark rate should LIBOR be discontinued.

The Company has retail loan and lease contracts with a current balance of approximately $88, or less than 1% of the Company’s assets, that extend beyond 2021 and do not contain fall-back language or provide for the use of an alternative benchmark rate.  The Company will seek to amend these contracts to allow for the use of an alternative benchmark rate.

Changes to benchmark rates will have an uncertain impact on finance receivables and other financial obligations, our current or future cost of funds and/or access to capital markets. The Company will attempt to minimize the impact of differences between the current and replacement benchmark rates through pricing adjustments on the financing provided by the Company, but it is not certain the Company will be able to do so. Based on the current balance of contracts referencing LIBOR, it is estimated that for a 10 basis point difference between the current and replacement benchmark rates that the Company is unable to recover through pricing adjustments, income before income taxes would decrease by approximately $1.5. Accordingly, the Company does not expect the anticipated changes to the use of LIBOR as a benchmark rate will have a material impact on the results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR) at 777 106th Avenue N.E., Bellevue, Washington 98004. The Company owns three full-service leasing facilities in Texas and leases one in Texas and one in Illinois. The Company owns used truck sales facilities in South Carolina, Illinois, Texas and Utah, and leases one facility in California.

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

Not applicable.

PACCAR Financial Corp.

(Millions of Dollars)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All outstanding common stock is owned by PACCAR; therefore, there is no trading market in the Company’s common stock.

No dividends were declared in 2019, 2018 and 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company.

Balance Sheet Data

	As of December 31
	2019	2018	2017	2016	2015
Total Assets	$10,440.8	$9,295.3	$8,352.6	$8,330.5	$8,050.4
Total Liabilities	8,675.4	7,626.9	6,782.3	7,157.5	6,873.5
Total Stockholder’s Equity	1,765.4	1,668.4	1,570.3	1,173.0	1,176.9

Income Statement Data

	Year ended December 31
	2019	2018	2017	2016	2015
Total interest and other revenues	$762.0	$707.5	$672.4	$623.7	$604.1
Total expenses	624.2	586.7	581.1	484.5	421.9
Income before income taxes	137.8	120.8	91.3	139.2	182.2
Income taxes expense (benefit) (1)	34.6	28.3	(299.9)	50.3	69.4
Net income	$103.2	$92.5	$391.2	$88.9	$112.8

(1)	The Company’s 2017 income tax benefit was $299.9, primarily due to the change in U.S. tax law in 2017. See “Note I –Income Taxes” in the Notes to the Financial Statements.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s results of operations for the years ended December 31, 2019 and 2018 are presented below. For information on the year ended December 31, 2017 refer to Part II, Item 7 in the 2018 Annual Report on Form 10-K.

	Year ended December 31
	2019	2018	% Change
New business volume by product:
Retail loans and finance leases	$2,399.7	$2,063.5	16
Equipment on operating leases	556.1	406.2	37
Dealer master notes	152.5	243.1	(37)
	$3,108.3	$2,712.8	15

Average earning assets by product:
Retail loans and finance leases	$5,020.8	$4,532.9	11
Equipment on operating leases	1,494.0	1,550.3	(4)
Dealer wholesale financing	1,512.9	1,082.3	40
Dealer master notes	67.3	26.3	156
	$8,095.0	$7,191.8	13

Revenue by product:
Retail loans and finance leases	$285.9	$237.5	20
Equipment on operating leases	389.9	406.9	(4)
Dealer wholesale financing	56.8	36.7	55
Dealer master notes	3.0	1.1	173
Used truck sales, other revenues and fees	26.4	25.3	4
	$762.0	$707.5	8

Income before income taxes	$137.8	$120.8	14

New Business Volume

New business volume from retail loans and finance leases in 2019 increased 16% from 2018 due to higher retail sales of PACCAR trucks and higher market share in 2019. Equipment on operating leases new business volume increased 37% in 2019 from 2018, attributable to higher fleet business in 2019. Dealer master notes new business volume in 2019 decreased 37% from 2018 due to decreased finance volume from dealers.

Market share on financing of new PACCAR trucks was 20.7% in 2019 compared to 20.1% in 2018.

The Company has programs to assign new lease and loan contracts to third parties to generate new business and to limit the risk of portfolio concentration with certain large customers. These transactions are accounted for as sales of the related retail loans, finance leases, or equipment on operating leases, and are excluded from new business volume. The Company sold retail loans and finance leases with a book value of $38.6 and $14.8 in 2019 and 2018, and received cash proceeds of $40.0 and $15.3 in 2019 and 2018, respectively. The Company sold equipment under operating leases with a book value of $2.4 and $2.3 in 2019 and 2018, and received cash proceeds of $2.5 and $2.3 in 2019 and 2018, respectively. The Company retains servicing responsibilities for these retail loans and leases, and fees received for servicing are deferred and recognized over the contract term.

PACCAR Financial Corp.

(Millions of Dollars)

Income Before Income Taxes

The Company’s income before income taxes was $137.8 in 2019 compared to $120.8 in 2018. The increase in income before income taxes in 2019 was primarily the result of higher finance margin of $29.4, partially offset by higher selling, general and administrative expenses (SG&A) due to certain initial direct costs which were immediately expensed in 2019 with the adoption of the new lease accounting standard, and lower operating lease margin of $3.2.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $180.3 at December 31, 2019 and $73.8 at December 31, 2018. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $26.1 in 2019 and $29.0 in 2018, including losses on multiple unit transactions of $8.6 in 2019 and $14.9 in 2018. Used truck (gains) losses related to repossessions, which are recognized as credit losses, were $(.6) in 2019 compared to $1.0 in 2018.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2019 compared to 2018 are summarized below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
2018	$277.2	$138.5	$138.7
Increase (decrease)
Average finance receivables	44.6		44.6
Average receivables from PACCAR and affiliates	6.8		6.8
Average debt balances		24.2	(24.2)
Yields	19.2		19.2
Borrowing rates		17.0	(17.0)
Total increase	70.6	41.2	29.4
2019	$347.8	$179.7	$168.1

•	Average finance receivables increased $959.5 in 2019 as a result of a larger retail portfolio and higher dealer wholesale financing.
•	Average receivables from PACCAR and affiliates increased $254.8 in 2019 as a result of new loans to affiliated companies exceeding collections.
•

Average debt balances increased $957.9 in 2019, reflecting funding requirements for the portfolio and affiliated companies. The higher average debt balances reflect funding for the higher average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields increased due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.6% in 2019, compared to 4.4% in 2018. Yields on receivables from PACCAR and affiliates were 2.7% in 2019, compared to 2.3% in 2018.

•	Average borrowing rates in 2019 were 2.5% compared to 2.3% in 2018 due to higher debt market interest rates.

PACCAR Financial Corp.

(Millions of Dollars)

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2019 compared to 2018 are summarized below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
2018	$406.9	$365.4	$41.5
(Decrease) increase
Operating lease impairments		4.8	(4.8)
Results on returned lease assets		(6.1)	6.1
Average operating lease assets	(21.1)	(16.6)	(4.5)
Revenue and cost per asset	4.1	4.1
Total decrease	(17.0)	(13.8)	(3.2)
2019	$389.9	$351.6	$38.3

•	Operating lease impairments increased in 2019 due to impairments recognized on a fleet of trucks from one customer and lower used truck market prices.
•	Results on returned lease assets were higher in 2019 compared to 2018, primarily due to lower losses on sales of returned lease units.
•	Average operating lease assets decreased due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue per asset increased by $4.1 primarily due to higher fleet utilization, cost per asset increased by $4.1 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2019 compared to 2018:

	Year ended December 31
	2019	2018
Used truck sales and other revenues	$24.3	$23.4
Cost of used truck sales and other expenses	17.0	17.8
Results from used trucks and other	$7.3	$5.6

Results from used trucks and other increased by $1.7 in 2019, primarily due to improved results from the sale of used trucks received on trade.

The Company’s SG&A increased to $64.2 in 2019 from $56.4 in 2018. The increase was due to higher salaries and related expenses to support portfolio growth and the adoption of the new lease accounting standard under which $3.4 of certain initial direct costs were immediately expensed. In prior years these costs were capitalized and amortized to expense over the lease term.

As a percentage of revenues, the Company’s SG&A increased to 8.4% in 2019 from 8.0% in 2018 primarily due to the factors noted above.

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Year ended December 31
	2019	2018
Balance at beginning of period	$60.7	$58.4
Provision for losses	11.7	8.6
Charge-offs	(13.9)	(8.8)
Recoveries	2.2	2.5
Balance at end of period	$60.7	$60.7

Ratios:
Charge-offs, net of recoveries ($11.7 in 2019) to average total portfolio ($6,601.0 in 2019)	.18%	.11%

Allowance for credit losses ($60.7 in 2019) to year-end total portfolio ($7,187.4 in 2019)	.84%	1.00%

Year-end retail loan and lease receivables past due over 30 days ($22.9 in 2019) to year-end retail loan and lease receivables ($5,267.0 in 2019)	.43%	.14%

The provision for losses on receivables and charge-offs, net of recoveries were both $11.7 in 2019 compared to $8.6 and $6.3 in 2018, reflecting continued good portfolio performance.

Retail loan and lease receivables past due over 30 days was .43% at December 31, 2019 compared to .14% at December 31, 2018, primarily due to one fleet customer becoming past due in 2019. The Company continues to focus on maintaining low past due balances.

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

PACCAR Financial Corp.

(Millions of Dollars)

The post-modification balances of accounts modified during 2019 and 2018 are summarized below:

	Year ended December 31
	2019		2018
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*

Commercial	$258.4	3.6%	$168.1	2.8%
Insignificant Delay	66.0	.9%	38.4	.6%
Credit - No Concession	.5		2.6
Credit - TDR	1.3		6.1	.1%
	$326.2	4.5%	$215.2	3.5%

*	Recorded investment immediately after modification as a percentage of the year-end portfolio balance.

Modification activity increased in 2019 compared to 2018, primarily due to the increase in modifications for commercial reasons reflecting higher volumes of refinancing. The increase in modifications for insignificant delay reflects more fleet customers requesting payment relief for up to three months.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.5 of accounts during the fourth quarter of 2019 and $3.2 of accounts during the fourth quarter of 2018 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	As of December 31
	2019	2018
Pro forma percentage of retail loan and lease accounts 30+ days past due	.44%	.20%

Modification of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2019 and 2018. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2019 and 2018.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31		December 31
	2019		2018
Retail loans	$3,774.3	52%	$3,372.3	55%
Retail leases	1,492.7	21%	1,428.6	24%
Dealer wholesale financing	1,766.7	25%	1,179.0	19%
Dealer master notes	88.7	1%	52.9	1%
Operating lease receivables and other	65.0	1%	66.7	1%
Total portfolio	$7,187.4	100%	$6,099.5	100%

Retail loans and retail leases increased to $3,774.3 and $1,492.7 at December 31, 2019 from $3,372.3 and $1,428.6 at December 31, 2018, reflecting new business volume exceeding collections.

Dealer wholesale financing balances increased to $1,766.7 at December 31, 2019 from $1,179.0 at December 31, 2018 due to higher dealer new truck inventory.

Dealer master notes were $88.7 at December 31, 2019 compared to $52.9 at December 31, 2018. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of December 31, 2019, the underlying pledged contracts were $147.8 of which the dealers have $17.2 as potential additional borrowing capacity.

PACCAR Financial Corp.

(Millions of Dollars)

Income Taxes

The Company’s effective income tax rate was 25.1% for 2019 compared to 23.4% for 2018, reflecting higher state tax expense in 2019 compared to 2018.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

During 2019, the Company’s deferred income tax provision was $50.6 compared to $36.2 during 2018. The Company’s net deferred tax liability increased to $679.9 at December 31, 2019 from $633.6 at December 31, 2018 primarily due to higher benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2020.

Company Outlook

Average earning assets in 2020 are expected to be comparable to 2019. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2019 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2018, the Company filed a shelf registration statement to issue medium-term notes. In February 2020, the Company issued $300.0 of medium-term notes under this registration. The shelf registration statement expires in November 2021 and does not limit the principal amount of debt securities that may be issued during the period.

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2019. Of this amount, $1,000.0 expires in June 2020, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,992.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,008.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2019.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of December 31, 2019 were $1,977.0 and $5,550.0, respectively.

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

PACCAR Financial Corp.

(Millions of Dollars)

In such circumstances, the Company would be exposed to liquidity risk to the degree that the timing of debt maturities differs from the timing of receivable collections from customers. The Company believes its various sources of liquidity, including committed bank facilities, would continue to provide it with sufficient funding resources to service its maturing debt obligations.

The following summarizes the Company’s contractual cash commitments at December 31, 2019:

	Maturity
	Within			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Borrowings*	$3,077.0	$3,550.0	$900.0		$7,527.0
Interest on debt**	125.3	125.1	17.2		267.6
Operating leases	.7	1.6			2.3
Total	$3,203.0	$3,676.7	$917.2		$7,796.9

*	Commercial paper included in borrowings is at par value.
**	Interest on floating rate debt is based on the applicable market rates at December 31, 2019.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space, truck leasing facilities and office equipment.

In addition, the Company had loan and lease commitments of $354.3 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

During 2019, 2018 and 2017, market values on equipment returning upon operating lease maturity were generally lower than the residual values on the equipment, resulting in additional depreciation expense of $21.2, $17.8 and $37.4, respectively.

At December 31, 2019, the aggregate residual value of equipment on operating leases was $782.0. If a 10% decrease in used truck values persisted over the remaining maturities of the Company’s operating leases, it would reduce residual value estimates and result in the Company recording approximately $15.6 of additional depreciation per year.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 30% and 70%. Over the past three years, the Company’s year-end 30+ days past due accounts have ranged between .14% and .43% of loan and lease receivables.

Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 1 to 45 basis points of receivables. As of December 31, 2019, 30+ days past dues were .43%. If past dues were 100 basis points higher or 1.43% as of December 31, 2019, the Company’s estimate of credit losses would likely have increased by a range of $1 million to $25 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

Fair Value (Losses) Gains

	Year ended December 31
	2019	2018
Assets
Fixed rate loans	$(73.6)	$(61.2)
Due from PACCAR	(18.5)	(20.9)
Due from foreign finance affiliates	(7.2)	(11.4)
Interest rate swaps related to debt	1.9	2.2

Liabilities
Fixed rate debt	96.4	81.5
Interest rate swaps related to debt	15.9	12.0
Total	$14.9	$2.2

The Company’s debt as of December 31, 2019 and 2018 consisted of commercial paper and floating and fixed rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15 – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) (the Company) as of December 31, 2019 and 2018, and the related statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Seattle, Washington

February 19, 2020

PACCAR Financial Corp.

STATEMENTS OF INCOME
	Year ended December 31
(Millions of Dollars)	2019	2018	2017
Interest and fee income	$347.8	$277.2	$236.1
Operating lease and rental revenues	389.9	406.9	392.6
Used truck sales and other revenues	24.3	23.4	43.7
TOTAL INTEREST AND OTHER REVENUES	762.0	707.5	672.4

Interest and other borrowing costs	179.7	138.5	101.2
Depreciation and other rental expenses	351.6	365.4	374.9
Cost of used truck sales and other expenses	17.0	17.8	40.1
Selling, general and administrative expenses	64.2	56.4	52.9
Provision for losses on receivables	11.7	8.6	12.0
TOTAL EXPENSES	624.2	586.7	581.1

INCOME BEFORE INCOME TAXES	137.8	120.8	91.3

Income taxes expense (benefit)	34.6	28.3	(299.9)
NET INCOME	$103.2	$92.5	$391.2

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME
	Year ended December 31
(Millions of Dollars)	2019	2018	2017
Net income	$103.2	$92.5	$391.2
Other comprehensive (loss) income
Unrealized (losses) income on derivative contracts
(Losses) income arising during the period	(16.2)	.7	1.2
Tax effect	4.0	(.2)	(.4)
Reclassification adjustment	(1.3)	(2.7)	1.4
Tax effect	.3	.7	(.6)
Net other comprehensive (loss) income	(13.2)	(1.5)	1.6
Reclassification to retained earnings in accordance with ASU 2018-02		.4
TOTAL COMPREHENSIVE INCOME	$90.0	$91.4	$392.8

See Notes to Financial Statements.

PACCAR Financial Corp.

BALANCE SHEETS
	December 31	December 31
(Millions of Dollars)	2019	2018
ASSETS

Cash	$53.3	$74.8
Finance and other receivables, net of allowance for losses (2019 - $60.7 and 2018 - $60.7)	7,126.7	6,038.8
Due from PACCAR and affiliates	1,557.2	1,581.3
Equipment on operating leases, net of accumulated depreciation (2019 - $605.9 and 2018 - $659.7)	1,427.6	1,459.0
Other assets	276.0	141.4
TOTAL ASSETS	$10,440.8	$9,295.3

LIABILITIES

Accounts payable, accrued expenses and other	$457.1	$362.7
Due to PACCAR and affiliates	13.9	9.9
Commercial paper	1,975.0	1,731.6
Medium-term notes	5,535.2	4,884.4
Deferred taxes and other liabilities	694.2	638.3
TOTAL LIABILITIES	8,675.4	7,626.9

STOCKHOLDER'S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	140.9	133.9
Retained earnings	1,591.4	1,488.2
Accumulated other comprehensive (loss) income	(12.4)	.8
TOTAL STOCKHOLDER'S EQUITY	1,765.4	1,668.4
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,440.8	$9,295.3

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS
	Year ended December 31
(Millions of Dollars)	2019	2018	2017
OPERATING ACTIVITIES

Net income	$103.2	$92.5	$391.2
Items included in net income not affecting cash:
Depreciation and amortization	327.7	337.0	356.1
Provision for losses on receivables	11.7	8.6	12.0
Deferred taxes	50.6	36.2	(208.0)
Administrative fees for services from PACCAR	7.0	7.1	4.5
Change in tax-related balances with PACCAR	6.6	96.4	(112.4)
Increase in payables and other	65.5	85.9	105.6

NET CASH PROVIDED BY OPERATING ACTIVITIES	572.3	663.7	549.0

INVESTING ACTIVITIES

Finance and other receivables originated	(2,593.4)	(2,318.8)	(1,678.7)
Collections on finance and other receivables	2,063.4	1,760.2	1,753.1
Net increase in wholesale receivables	(587.7)	(265.2)	(153.5)
Loans to PACCAR and affiliates	(420.0)	(656.0)	(225.0)
Collections on loans from PACCAR and affiliates	477.0	225.5	258.5
Net (increase) decrease in other receivables and leases to PACCAR and affiliates	(26.0)	(12.6)	70.5
Acquisition of equipment for operating leases	(523.8)	(398.6)	(501.4)
Proceeds from disposal of equipment	163.6	283.6	170.3
Other	(32.8)	(8.2)	(17.5)

NET CASH USED IN INVESTING ACTIVITIES	(1,479.7)	(1,390.1)	(323.7)

FINANCING ACTIVITIES

Net increase in short-term commercial paper	243.2	295.1	95.7
Proceeds from medium-term notes and other commercial paper	2,042.7	1,743.4	996.5
Payments of medium-term notes and other commercial paper	(1,400.0)	(1,300.0)	(1,301.4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	885.9	738.5	(209.2)
NET (DECREASE) INCREASE IN CASH	(21.5)	12.1	16.1
CASH AT BEGINNING OF YEAR	74.8	62.7	46.6
CASH AT END OF YEAR	$53.3	$74.8	$62.7

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY
	Year ended December 31
(Millions of Dollars)	2019	2018	2017
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	133.9	126.8	122.3
Investments from PACCAR	7.0	7.1	4.5
Balance at end of year	140.9	133.9	126.8

RETAINED EARNINGS

Balance at beginning of year	1,488.2	1,396.1	1,004.9
Net income	103.2	92.5	391.2
Reclassification from AOCI in accordance with ASU 2018-02		(.4)
Balance at end of year	1,591.4	1,488.2	1,396.1

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of year	.8	1.9	.3
Net unrealized (loss) gain	(13.2)	(1.5)	1.6
Reclassification to retained earnings in accordance with ASU 2018-02		.4
Balance at end of year	(12.4)	.8	1.9
TOTAL STOCKHOLDER’S EQUITY	$1,765.4	$1,668.4	$1,570.3

See Notes to Financial Statements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

Finance leases – Finance leases represent equipment leases to retail customers and dealers. These leases are reported as the sum of minimum lease payments receivable and estimated residual value of the property subject to the contracts, reduced by unearned interest which is shown separately.

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

On average, modifications extended contractual terms by approximately four months in both 2019 and 2018 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2019 or 2018.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2019 or December 31, 2018. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio was $1.8 at December 31, 2019.

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

Income Taxes:

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2019, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2014. PACCAR’s tax returns remain subject to examination in other jurisdictions for the years ranging from 2013 through 2018.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Preferred Stock:

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company’s Board of Directors.

New Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-02. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged, except for a reduction in the capitalization of certain initial direct costs and the classification of certain cash flows. This ASU may be applied retrospectively in each reporting period presented or modified retrospectively with the cumulative effective adjustment to the opening balance of retained earnings. The Company adopted this ASU on January 1, 2019 on a modified retrospective basis and recognized a $2.1 right-of-use asset and a $2.2 lease liability on its balance sheet as of December 31, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-13. The amendment introduces new guidance for credit losses on financial assets measured at amortized cost, including finance receivables, trade receivables and available-for-sale debt securities. Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability, replacing the current incurred loss model. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Upon adoption on January 1, 2020, the allowance for credit losses on finance receivable portfolio will increase by $4.6. The cumulative effect adjustment will decrease retained earnings by $3.5, net of tax.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The FASB also issued the following standards, which are not expected to have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2018-13*	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure	January 1, 2020
Requirements for Fair Value Measurement
2018-15*	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s	January 1, 2020
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a
Service Contract
2019-12**	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	January 1, 2021

* The Company will adopt on the effective date. ** The Company will early adopt in 2020.

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables include the following:

	December 31	December 31
	2019	2018
Retail loans	$3,774.3	$3,372.3
Retail financing leases	1,492.7	1,428.6
Dealer wholesale financing	1,766.7	1,179.0
Dealer master notes	88.7	52.9
Operating lease receivables and other	65.0	66.7
	7,187.4	6,099.5
Less allowance for credit losses:
Loans and leases	(57.0)	(56.1)
Dealer wholesale financing	(1.9)	(3.1)
Operating lease receivables and other	(1.8)	(1.5)
	$7,126.7	$6,038.8

Annual minimum payments due on loans and finance leases and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

	Loans	Finance Leases
2020	$1,160.8	$475.7
2021	952.6	376.3
2022	765.3	289.5
2023	585.4	233.5
2024	302.1	125.6
Thereafter	96.8	72.9
	$3,863.0	1,573.5
Unguaranteed residual values		70.8
Unearned interest on finance leases		(151.6)
Net investment in finance leases		$1,492.7

Interest income recognized on finance leases was $64.5 in 2019. Estimated residual values included with finance leases amounted to $70.8 in 2019 and $63.4 in 2018. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, collection experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while other may be extended or modified.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2019
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$3.1	$8.4	$47.7	$1.5	$60.7
(Benefit) provision for losses	(.8)	(.5)	10.3	2.7	11.7
Charge-offs	(.4)		(11.1)	(2.4)	(13.9)
Recoveries			2.2		2.2
Balance at December 31	$1.9	$7.9	$49.1	$1.8	$60.7

	2018
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.4	$7.9	$46.9	$1.2	$58.4
Provision for losses	.7	.5	6.2	1.2	8.6
Charge-offs			(7.9)	(.9)	(8.8)
Recoveries			2.5		2.5
Balance at December 31	$3.1	$8.4	$47.7	$1.5	$60.7

	2017
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.0	$8.5	$47.8	$1.1	$59.4
Provision (benefit) for losses	.4	(.6)	11.9	.3	12.0
Charge-offs			(14.6)	(.3)	(14.9)
Recoveries			1.8	.1	1.9
Balance at December 31	$2.4	$7.9	$46.9	$1.2	$58.4

*	Operating lease and other receivables

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At December 31, 2019	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$25.2	$25.2

Allowance for impaired finance receivables determined individually			$2.3	$2.3

Recorded investment for finance receivables evaluated collectively	$1,766.7	$1,411.4	$3,919.1	$7,097.2

Allowance for finance receivables determined collectively	$1.9	$7.9	$46.8	$56.6

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

	Dealer		Customer
At December 31, 2018	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually			$15.4	$15.4

Allowance for impaired finance receivables determined individually			$2.1	$2.1

Recorded investment for finance receivables evaluated collectively	$1,179.0	$1,256.1	$3,582.3	$6,017.4

Allowance for finance receivables determined collectively	$3.1	$8.4	$45.6	$57.1

The recorded investment for finance receivables that are on non-accrual status is as follows:

	December 31	December 31
	2019	2018
Fleet	$21.8	$12.1
Owner/Operator	3.4	3.3
	$25.2	$15.4

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2019 and 2018 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At December 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$4.6	$2.9	$7.5
Associated allowance			(.9)	(.6)	(1.5)
Net carrying amount of impaired loans with a specific reserve			3.7	2.3	6.0
Impaired loans with no specific reserve			6.7	.4	7.1
Net carrying amount of impaired loans			$10.4	$2.7	$13.1

Average recorded investment for impaired loans	$4.9		$9.3	$2.9	$17.1

	Dealer		Customer Retail
				Owner/
At December 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$5.7	$2.9	$8.6
Associated allowance			(1.0)	(.9)	(1.9)
Net carrying amount of impaired loans with a specific reserve			4.7	2.0	6.7
Impaired loans with no specific reserve			4.4	.3	4.7
Net carrying amount of impaired loans			$9.1	$2.3	$11.4

Average recorded investment for impaired loans			$18.4	$2.3	$20.7

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	2019	2018	2017
Fleet	$.6	$1.1	$1.2
Owner/Operator	.2	.2	.1
	$.8	$1.3	$1.3

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of December 31, 2019 and 2018.

The Company has contractual arrangements with one customer, Swift Transportation Company, that accounted for 2.8%, 5.9% and 10.4% of total Interest and other revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The Company retains as collateral a security interest in the related equipment.

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
				Owner/
At December 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Performing	$1,757.9	$1,411.4	$3,393.6	$494.7	$7,057.6
Watch	8.8		29.2	1.6	39.6
At-risk			21.8	3.4	25.2
	$1,766.7	$1,411.4	$3,444.6	$499.7	$7,122.4

	Dealer		Customer Retail
				Owner/
At December 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Performing	$1,177.9	$1,256.1	$3,037.1	$501.2	$5,972.3
Watch	1.1		43.3	.7	45.1
At-risk			12.1	3.3	15.4
	$1,179.0	$1,256.1	$3,092.5	$505.2	$6,032.8

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At December 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$1,766.7	$1,411.4	$3,425.2	$496.2	$7,099.5
31 – 60 days past-due			10.4	2.5	12.9
Greater than 60 days past-due			9.0	1.0	10.0
	$1,766.7	$1,411.4	$3,444.6	$499.7	$7,122.4

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

	Dealer		Customer Retail
				Owner/
At December 31, 2018	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$1,179.0	$1,256.1	$3,088.4	$502.8	$6,026.3
31 – 60 days past-due			3.0	1.4	4.4
Greater than 60 days past-due			1.1	1.0	2.1
	$1,179.0	$1,256.1	$3,092.5	$505.2	$6,032.8

Troubled Debt Restructurings

The balance of TDRs was $3.2 and $7.8 at December 31, 2019 and 2018, respectively. At modification date, the pre- and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	2019		2018
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$1.2	$1.2	$5.5	$5.5
Owner/Operator	.1	.1	.6	.6
	$1.3	$1.3	$6.1	$6.1

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2019 and 2018.

There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted or subsequently defaulted and were charged off in 2019 and 2018.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at December 31, 2019 and 2018 was $7.8 and $1.6, respectively. Proceeds from the sales of repossessed assets were $19.6, $18.8 and $28.2 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Income.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2020 of $760.7 are due as follows: $293.2 in 2020, $227.9 in 2021, $149.8 in 2022, $70.0 in 2023, and $19.8 in 2024 and thereafter. Depreciation expense related to equipment on operating leases was $311.2, $319.7 and $338.9 in 2019, 2018 and 2017, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2019, 2018 and 2017 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at December 31, 2019 and 2018, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	December 31	December 31
	2019	2018
Due from PACCAR and affiliates
Loans due from PACCAR	$861.0	$846.0
Loans due from foreign finance affiliates	651.5	697.5
Tax-related receivable due from PACCAR	16.5	23.1
Receivables	28.2	14.7
	$1,557.2	$1,581.3

Due to PACCAR and affiliates
Payables	$13.9	$9.9
	$13.9	$9.9

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR represents the related tax benefit to be settled with PACCAR.

PACCAR has issued letters of credit as of December 31, 2019 in the amount of $1.0 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. Fees for the services were $7.0, $7.1 and $4.5 in 2019, 2018 and 2017, respectively, and are included in Additional paid-in capital.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from one facility owned by PACCAR and four facilities leased by PACCAR. Lease payments for the use of these facilities are included in the above-mentioned administrative services charged by PACCAR.

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $3.4, $3.7 and $3.3 for the years 2019, 2018 and 2017, respectively, and are included in Selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for the defined contribution plan were $1.9, $1.6 and $1.5 for the years 2019, 2018 and 2017, respectively, and are included in Selling, general and administrative expenses.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive income (loss) (AOCI) is $(12.4) and $.8 at December 31, 2019 and 2018, respectively and is comprised of the unrealized net (loss) gain on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance at beginning of year	$.8	$1.9	$.3
Amounts recorded in AOCI
Unrealized (loss) gain on derivative contracts	(16.2)	.7	1.2
Income tax effect	4.0	(.2)	(.4)
Amounts reclassified out of AOCI
Interest and other borrowing costs	(1.3)	(2.7)	1.4
Income taxes	.3	.7	(.6)
Net other comprehensive (loss) income	(13.2)	(1.5)	1.6
Reclassification to retained earnings in accordance with ASU 2018-02		.4
Balance at end of year	$(12.4)	$.8	$1.9

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

At December 31, 2019, the notional amount of these contracts totaled $1,089.3 with amounts expiring over the next nine years. Notional maturities for all interest-rate contracts are $190.0 for 2020, $327.1 for 2021, $399.6 for 2022, $31.5 for 2023, $60.0 for 2024 and $81.1 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	As of December 31
	2019		2018
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$1.8		$4.1
Accounts payable, accrued expenses and other		$12.7		$5.3
Gross amounts recognized in Balance Sheets	1.8	12.7	4.1	5.3

Less amounts not offset in financial instruments	(.9)	(.9)	(2.4)	(2.4)
Pro forma net amount	$.9	$11.8	$1.7	$2.9

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is nine years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of loss recorded in AOCI at December 31, 2019 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $2.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. As of December 31, 2019, the following amounts were recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

		Cumulative Basis Amount
	Carrying Amount of	Included in the
Hedged Balance Sheet Line Item	the Hedged Liabilities	Carrying Amount
Medium-term notes	$90.5	$.5

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(1.5) as of December 31, 2019.

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Income:

	As of December 31
	2019	2018
(Gain) loss on fair value hedges
Derivatives	$(1.9)	$(.4)
Hedged items	3.3	2.2
Gain on cash flow hedges
Reclassified from AOCI into income	(1.3)	(2.7)
	$.1	$(.9)

NOTE G – BORROWINGS

The carrying amounts of borrowings are summarized as follows:

	As of December 31
	2019		2018
	Effective		Effective
	Rate	Borrowings	Rate	Borrowings
Commercial paper	1.8%	$1,975.0	2.4%	$1,731.6
Medium-term notes	2.5%	5,535.2	2.4%	4,884.4
	2.3%	$7,510.2	2.4%	$6,616.0

Commercial paper and medium-term notes borrowings were $7,510.2 and $6,616.0 at December 31, 2019 and 2018, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(16.8) and $(17.8) at December 31, 2019 and 2018, respectively. The effective rate is the weighted average rate as of December 31, 2019 and includes the effects of interest-rate swap agreements.

The annual principal maturities of the borrowings are as follows:

	Commercial	Term
	Paper	Notes	Total
2020	$1,977.0	$1,100.0	$3,077.0
2021		1,800.0	1,800.0
2022		1,750.0	1,750.0
2023		600.0	600.0
2024		300.0	300.0
	$1,977.0	$5,550.0	$7,527.0

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Interest expense on borrowings amounted to $168.8, $127.5 and $91.9 for 2019, 2018 and 2017, respectively. Interest paid on borrowings was $164.2, $118.0 and $88.0 in 2019, 2018 and 2017, respectively.

In November 2018, the Company filed a shelf registration statement under the Securities Act of 1933. In February 2020, the Company issued $300.0 of medium-term notes under this registration. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during the period.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in syndicated credit facilities of $3,000.0 at December 31, 2019. Of this amount, $1,000.0 expires in June 2020, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,992.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,008.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2019.

NOTE I – INCOME TAXES

The Company’s effective income tax rate was 25.1% for 2019 compared to 23.4% for 2018, reflecting higher state tax expense in 2019 compared to 2018.

The components of the Company’s provision for income taxes include the following:

	Year ended December 31
	2019	2018	2017
Current (benefit) provision
Federal	$(26.0)	$(8.1)	$(95.9)
State	10.0	.2	4.0
	(16.0)	(7.9)	(91.9)
Deferred provision (benefit)
Federal	53.5	33.5	(214.2)
State	(2.9)	2.7	6.2
	50.6	36.2	(208.0)
Total provision (benefit) for income taxes	$34.6	$28.3	$(299.9)

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	Year ended December 31
	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
Effect of:
Rate change on U.S. federal deferred taxes			(370.8)%
State	4.1%	2.4%	7.3%
	25.1%	23.4%	(328.5)%

Cash paid for income taxes was $2.6, $4.1 and $.1 in 2019, 2018 and 2017, respectively.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

On December 22, 2017, the U.S. enacted new federal income tax legislation, the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act lowered the U.S. statutory income tax rate from 35.0% to 21.0%.  The Company recorded a provisional amount of $338.5 of deferred tax benefits due to the re-measurement of net deferred tax liabilities at the new lower statutory tax rate.

As of December 31, 2018, there have been no further adjustments for the provisional amounts recorded.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	December 31	December 31
	2019	2018
Deferred tax assets:
Allowance for losses on receivables	$15.0	14.8
Derivative liability	2.2
Other	11.6	9.0
Deferred tax liabilities:
Depreciation	(708.7)	(656.5)
Derivative asset		(.9)
Net deferred tax liability	$(679.9)	$(633.6)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2019. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	December 31	December 31
Level 2	2019	2018
Assets:
Impaired loans, net of specific reserves (2019 - nil and 2018 - $.6)		$2.5
Used trucks held for sale	$121.9	40.5
Derivative contracts	1.8	4.1
Liabilities:
Derivative contracts	$12.7	$5.3

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at December 31, 2019 and 2018 were $19.9 and $11.5 during 2019 and 2018, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	December 31		December 31
	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$821.0	$833.9	$821.0	$815.2
Due from foreign finance affiliates	450.0	458.1	472.0	474.2
Fixed rate loans	3,667.8	3,725.8	3,239.5	3,234.4
Liabilities:
Fixed rate debt	$4,797.1	$4,848.3	$4,394.4	$4,363.2

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE K – QUARTERLY RESULTS (UNAUDITED)

	QUARTER
	First	Second	Third	Fourth
2019
Interest and other revenues	$184.0	$189.1	$191.9	$197.0
Income before income taxes	38.8	39.5	29.5	30.0
Net income	29.6	29.3	21.4	22.9

2018
Interest and other revenues	$170.5	$175.0	$178.9	$183.1
Income before income taxes	26.6	26.5	33.1	34.6
Net income	20.4	19.8	23.7	28.6

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company believes that any reasonably possible range of losses with respect to these matters in addition to amounts accrued is not material to the Company’s financial statements.

At December 31, 2019, the Company has loan and lease commitments of $354.3 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $1.0 in both 2019 and 2018.

Other Fees

The Company was charged $.2 in both 2019 and 2018, by the principal accountant for tax consulting services.

As a wholly owned subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2019 proxy statement. During the year ended December 31, 2019, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2019, 2018 and 2017

Statements of Comprehensive Income – Years Ended December 31, 2019, 2018 and 2017

Balance Sheets – December 31, 2019 and 2018

Statements of Cash Flows – Years Ended December 31, 2019, 2018 and 2017

Statements of Stockholder’s Equity – Years Ended December 31, 2019, 2018 and 2017

Notes to Financial Statements – December 31, 2019, 2018 and 2017

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the financial statements and notes thereto.

(3) Listing of Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3(i)	001-11677

	(ii)	Restated By-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Forms of Medium-Term Note, Series P	S-3	November 2, 2018	4.2 and 4.3	333-228141
	(e)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434

(23)		Consent of Independent Registered Public Accounting Firm*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(101.SCH)		Inline XBRL Taxonomy Extension Schema Document*

(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		Inline XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		Inline XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		Inline XBRL Taxonomy Extension Presentation Linkbase Document*

(104)		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	filed herewith

PACCAR Financial Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

Date	February 19, 2020	/s/ C. R. Gryniewicz
C. R. Gryniewicz
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

/s/ H.C.A.M. Schippers	Chief Executive Officer
H.C.A.M. Schippers

(2)	Principal Financial Officer

/s/ T. R. Hubbard	Principal Financial Officer
T. R. Hubbard

(3)	Principal Accounting Officer

/s/ Y. Zhang	Controller
Y. Zhang

(4)	A Majority of the Board of Directors

/s/ H.C.A.M. Schippers	Director
H.C.A.M. Schippers

/s/ T. R. Hubbard	Director
T. R. Hubbard

/s/ C. R. Gryniewicz	Director
C. R. Gryniewicz