Form 10-Q
period 2020-03-31
PACCAR FINANCIAL CORP
filed 2020-05-04
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Common Stock, $100 par value—145,000 shares as of April 30, 2020

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP. - FORM 10-Q

PACCAR FINANCIAL CORP. - FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended
	March 31
(Millions of Dollars)	2020	2019
Interest and fee income	$88.4	$81.0
Operating lease and rental revenues	96.8	99.3
Used truck sales and other revenues	7.3	3.7

TOTAL INTEREST AND OTHER REVENUES	192.5	184.0

Interest and other borrowing costs	45.2	41.8
Depreciation and other rental expenses	92.5	83.3
Cost of used truck sales and other expenses	6.3	1.9
Selling, general and administrative expenses	14.6	15.3
Provision for losses on receivables	10.2	2.9

TOTAL EXPENSES	168.8	145.2

INCOME BEFORE INCOME TAXES	23.7	38.8

Income taxes	5.8	9.2

NET INCOME	$17.9	$29.6
COMPREHENSIVE INCOME	$.3	$25.8
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,591.4	$1,488.2
RETAINED EARNINGS AT END OF PERIOD	$1,605.8	$1,517.8

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

BALANCE SHEETS	March 31	December 31
	2020	2019*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$33.7	$53.3
Finance and other receivables	7,241.1	7,187.4
Less: Allowance for credit losses	(68.8)	(60.7)
Finance and other receivables, net	7,172.3	7,126.7
Due from PACCAR and affiliates	1,868.8	1,557.2
Equipment on operating leases, net of accumulated depreciation (2020 - $613.5 and 2019 - $605.9)	1,398.1	1,427.6
Other assets	314.5	276.0

TOTAL ASSETS	$10,787.4	$10,440.8

LIABILITIES
Accounts payable, accrued expenses and other	$440.3	$457.1
Due to PACCAR and affiliates	38.0	13.9
Commercial paper	2,435.0	1,975.0
Medium-term notes	5,436.6	5,535.2
Deferred taxes and other liabilities	670.2	694.2

TOTAL LIABILITIES	9,020.1	8,675.4

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	146.0	140.9
Retained earnings	1,605.8	1,591.4
Accumulated other comprehensive loss	(30.0)	(12.4)

TOTAL STOCKHOLDER'S EQUITY	1,767.3	1,765.4

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,787.4	$10,440.8

*	The December 31, 2019 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions of Dollars)	2020	2019
OPERATING ACTIVITIES
Net income	$17.9	$29.6
Items included in net income not affecting cash:
Depreciation and amortization	87.3	77.3
Provision for losses on receivables	10.2	2.9
Deferred taxes	(9.5)	(12.5)
Administrative fees for services from PACCAR	5.1	4.3
Change in tax-related balances with PACCAR	39.1	37.2
(Decrease) increase in payables and other	(43.4)	11.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	106.7	150.3

INVESTING ACTIVITIES
Finance and other receivables originated	(507.9)	(516.5)
Collections on finance and other receivables	467.2	439.0
Net increase in wholesale receivables	(30.9)	(157.4)
Loans to PACCAR and affiliates	(15.0)	(85.0)
Collections on loans from PACCAR and affiliates	70.0	17.0
Net (increase) decrease in other receivables to PACCAR and affiliates	(393.9)	2.7
Acquisition of equipment for operating leases	(93.9)	(62.0)
Proceeds from disposal of equipment	31.2	54.5
Other	(11.4)	(49.5)

NET CASH USED IN INVESTING ACTIVITIES	(484.6)	(357.2)

FINANCING ACTIVITIES
Net increase in short-term commercial paper	381.6	120.3
Proceeds from medium-term notes and other commercial paper	376.7	299.2
Payments of medium-term notes and other commercial paper	(400.0)	(250.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	358.3	169.5

NET DECREASE IN CASH	(19.6)	(37.4)

CASH AT BEGINNING OF PERIOD	53.3	74.8

CASH AT END OF PERIOD	$33.7	$37.4

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)	Three Months Ended
	March 31
(Millions of Dollars)	2020	2019
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0
Balance at end of period	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5
Balance at end of period	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	140.9	133.9
Investments from PACCAR	5.1	4.3
Balance at end of period	146.0	138.2

RETAINED EARNINGS

Balance at beginning of period	1,591.4	1,488.2
Net income	17.9	29.6
Cumulative effect of change in accounting principle	(3.5)
Balance at end of period	1,605.8	1,517.8

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of period	(12.4)	.8
Net unrealized loss	(17.6)	(3.8)
Balance at end of period	(30.0)	(3.0)

TOTAL STOCKHOLDER'S EQUITY	$1,767.3	$1,698.5

See Notes to Financial Statements.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-13. The amendment introduces new guidance for credit losses on financial assets measured at amortized cost, including finance receivables and trade receivables. Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability, replacing the previous incurred loss model. The Company adopted this ASU on January 1, 2020 on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

The cumulative effect of the changes made to the Company’s Balance Sheet on January 1, 2020 for the adoption of ASU 2016-13 was as follows:

	BALANCE AT DECEMBER 31, 2019	CHANGE DUE TO NEW STANDARD	BALANCE AT JANUARY 1, 2020
BALANCE SHEETS
ASSETS
Finance and other receivables, net	$7,126.7	$(4.7)	$7,122.0
LIABILITIES
Deferred taxes and other liabilities	$694.2	$(1.2)	$693.0
STOCKHOLDER'S EQUITY
Retained earnings	$1,591.4	$(3.5)	$1,587.9

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact this guidance will have on the financial statements and the timing of adoption.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company adopted the following standards on January 1, 2020, which had no material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for
Fair Value Measurement.
2018-15	Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for
Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	March 31	December 31
	2020	2019
Retail loans	$3,788.0	$3,774.3
Retail financing leases	1,466.6	1,492.7
Dealer wholesale financing	1,797.6	1,766.7
Dealer master notes	126.1	88.7
Operating lease receivables and other	62.8	65.0
	7,241.1	7,187.4

Less allowance for credit losses:
Loans and leases	(65.3)	(57.0)
Dealer wholesale financing	(1.9)	(1.9)
Operating lease receivables and other	(1.6)	(1.8)
	$7,172.3	$7,126.7

Included in Finance and other receivables, net on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $17.1 and $18.3 as of March 31, 2020 and December 31, 2019, respectively.

Interest income recognized on finance leases was $16.5 and $16.0 for the three months ended March 31, 2020 and 2019, respectively. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2020 or December 31, 2019. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies a loan or finance lease for credit reasons and grants a concession, the modification is classified as a troubled debt restructuring (TDR). The Company does not typically grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. When such modifications do occur, they are considered TDRs. In accordance with Financial Accounting Standards Board statement, Prudential Regulator Guidance Concerning Troubled Debt Restructurings, issued on March 22, 2020, short-term modifications granted to customers were not considered as TDRs if they were not past-due and were seeking to manage their liquidity needs because of the effects of the COVID-19 pandemic.

On average, modifications extended contractual terms by approximately three months in both 2020 and 2019, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2020 or December 31, 2019.

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

Impaired receivables are generally considered collateral dependent. Large balance retail and all wholesale impaired receivables are individually evaluated to determine the appropriate reserve for losses. The determination of reserves for large balance impaired receivables considers the fair value of the associated collateral. When the underlying collateral fair value exceeds the Company’s amortized cost basis, no reserve is recorded. Small balance impaired receivables with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information and economic forecasts discussed below.

The Company evaluates finance receivables that are not individually impaired and share similar risk characteristics on a collective basis and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data, current market conditions, and expected changes in future macroeconomic conditions that affect collectability. Historical credit loss information provides relevant information of expected credit losses. The historical information used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse.

The Company has developed a range of loss estimates of its portfolio based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. Adjustments to historical loss information are made for changes in forecasted economic conditions that are specific to the industry and market in which the Company conducts business. The Company utilizes economic forecasts from third party sources and determines expected losses based on historical experience under similar market conditions. After determining the appropriate level of the allowance for credit losses, a provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of expected credit losses, net of recoveries, inherent in the portfolio.

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

Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible, which generally occurs upon repossession of the collateral. Typically the timing between the repossession and charge-off is not significant. In cases where repossession is delayed (e.g., for legal proceedings), the Company records a partial charge-off. The charge-off is determined by comparing the fair value of the collateral, less cost to sell, to the amortized cost basis.

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

The allowance for credit losses is summarized as follows:

	2020
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total**
Balance at January 1	$1.9	$7.9	$53.8	$1.8	$65.4
Provision (benefit) for losses		.2	10.2	(.2)	10.2
Charge-offs			(7.2)	(.1)	(7.3)
Recoveries			.4	.1	.5

Balance at March 31	$1.9	$8.1	$57.2	$1.6	$68.8

	2019
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$3.1	$8.4	$47.7	$1.5	$60.7
Provision (benefit) for losses	.1	(.1)	2.5	.4	2.9
Charge-offs			(1.0)	(.2)	(1.2)
Recoveries			.6		.6

Balance at March 31	$3.2	$8.3	$49.8	$1.7	$63.0

*	Operating lease and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At March 31, 2020	Wholesale	Retail	Retail	Total
Amortized cost basis for impaired finance receivables evaluated individually			$38.2	$38.2
Allowance for impaired finance receivables determined individually			$2.3	$2.3
Amortized cost basis for finance receivables evaluated collectively	$1,797.6	$1,422.1	$3,920.4	$7,140.1
Allowance for finance receivables determined collectively	$1.9	$8.1	$54.9	$64.9

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

	Dealer		Customer
At December 31, 2019	Wholesale	Retail	Retail	Total
Amortized cost basis for impaired finance receivables evaluated individually			$25.2	$25.2
Allowance for impaired finance receivables determined individually			$2.3	$2.3
Amortized cost basis for finance receivables evaluated collectively	$1,766.7	$1,411.4	$3,919.1	$7,097.2
Allowance for finance receivables determined collectively	$1.9	$7.9	$46.8	$56.6

The amortized cost basis for finance receivables that are on non-accrual status is as follows:

	March 31	December 31
	2020	2019
Fleet	$35.9	$21.8
Owner/operator	2.3	3.4

	$38.2	$25.2

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The amortized cost basis of impaired loans as of March 31, 2020 and December 31, 2019 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At March 31, 2020	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$21.1	$1.9	$23.0
Associated allowance			(1.1)	(.4)	(1.5)

Net carrying amount of impaired loans with a specific reserve			20.0	1.5	21.5
Impaired loans with no specific reserve			6.7	.3	7.0

Net carrying amount of impaired loans			$26.7	$1.8	$28.5

Average amortized cost basis for impaired loans*	$4.9		$12.8	$2.7	$20.4

*	Represents the average during the 12 months ended March 31, 2020

	Dealer		Customer Retail
				Owner/
At December 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$4.6	$2.9	$7.5
Associated allowance			(.9)	(.6)	(1.5)

Net carrying amount of impaired loans with a specific reserve			3.7	2.3	6.0
Impaired loans with no specific reserve			6.7	.4	7.1

Net carrying amount of impaired loans			$10.4	$2.7	$13.1

Average amortized cost basis for impaired loans*			$15.7	$2.6	$18.3

*	Represents the average during the 12 months ended March 31, 2019

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended
	March 31
	2020	2019
Fleet	$.3	$.2
Owner/operator
	$.3	$.2

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of March 31, 2020 or December 31, 2019. The Company retains as collateral a security interest in the related equipment.

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

The table below summarizes the amortized cost basis of the Company’s finance receivables within each credit quality indicator by year of origination and portfolio class.

At March 31, 2020							Revolving Loans	Total
Dealer Wholesale:
Performing							$1,729.3	$1,729.3
Watch							68.3	68.3
At-risk
							$1,797.6	$1,797.6

At March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Dealer Retail:
Performing	$103.1	$490.0	$303.3	$173.1	$108.5	$210.1	$13.2	$1,401.3
Watch	1.6	11.6	6.2	1.4				20.8
At-risk
	$104.7	$501.6	$309.5	$174.5	$108.5	$210.1	$13.2	$1,422.1

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At March 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Customer Retail - Fleet:
Performing	$325.8	$1,401.0	$832.0	$420.2	$261.8	$131.3	$3,372.1
Watch	2.8	10.9	17.7	15.4	3.1	2.2	52.1
At-risk		11.4	13.4	5.9	3.5	1.8	36.0
	$328.6	$1,423.3	$863.1	$441.5	$268.4	$135.3	$3,460.2

At March 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Customer Retail - Owner/Operator:
Performing	$44.6	$200.9	$129.7	$65.4	$36.2	$16.7	$493.5
Watch	.2	1.0	.7	.4	.2	.2	2.7
At-risk			.9	.2	.6	.5	2.2
	$44.8	$201.9	$131.3	$66.0	$37.0	$17.4	$498.4

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At March 31, 2020	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,797.6	$1,422.1	$3,438.6	$494.4	$7,152.7
31 – 60 days past due			12.8	2.8	15.6
Greater than 60 days past due			8.8	1.2	10.0
	$1,797.6	$1,422.1	$3,460.2	$498.4	$7,178.3

	Dealer		Customer Retail
				Owner/
At December 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,766.7	$1,411.4	$3,425.2	$496.2	$7,099.5
31 – 60 days past due			10.4	2.5	12.9
Greater than 60 days past due			9.0	1.0	10.0
	$1,766.7	$1,411.4	$3,444.6	$499.7	$7,122.4

Troubled Debt Restructurings

The balance of TDRs was $23.9 at March 31, 2020 and $3.2 at December 31, 2019. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Amortized cost basis		Amortized cost basis
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$21.5	$21.5
Owner/operator	.1	.1	$.1	$.1
	$21.6	$21.6	$.1	$.1

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2020 and 2019.

The post-modification amortized cost basis of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the periods by portfolio class are as follows:

	Three Months Ended
	March 31
	2020	2019
Fleet
Owner/operator	$.1	$.1
	$.1	$.1

There were no finance receivables modified as TDRs in the last twelve months that subsequently defaulted and were charged off in the three months ended March 31, 2020 and 2019.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $10.6 at March 31, 2020 and $7.8 at December 31, 2019.

Proceeds from sales of repossessed assets were $7.1 and $4.4 for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2020 and full year 2019 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil. Loans to these foreign affiliates during 2020 and 2019 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada, Australia and Brasil. The Company will not make aggregate loans to the foreign affiliates in excess of the equivalent of $750.0 U.S. dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts outstanding at March 31, 2020 and December 31, 2019, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	March 31	December 31
	2020	2019
Due from PACCAR and affiliates
Loans due from PACCAR	$1,174.0	$861.0
Loans due from foreign finance affiliates	677.4	651.5
Tax-related receivable due from PACCAR		16.5
Receivables	17.4	28.2

	$1,868.8	$1,557.2

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$22.6
Payables	15.4	$13.9
	$38.0	$13.9

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31
	2020	2019
Net income	$17.9	$29.6
Other comprehensive loss
Derivative contracts decrease	(17.6)	(3.8)
Total comprehensive income	$.3	$25.8

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL) of $30.0 and $12.4 at March 31, 2020 and December 31, 2019, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during the periods are as follows:

	Three Months Ended
	March 31
	2020	2019
Balance at beginning of period	$(12.4)	$.8
Amounts recorded in AOCL
Unrealized loss on derivative contracts	(24.2)	(4.3)
Income tax effect	5.9	1.1
Amounts reclassified out of AOCL
Interest and other borrowing costs	.9	(.8)
Income tax effect	(.2)	.2

Net other comprehensive loss	(17.6)	(3.8)

Balance at end of period	$(30.0)	$(3.0)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2020. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	March 31	December 31
Level 2	2020	2019
Assets:
Used trucks held for sale	$126.1	$121.9
Derivative contracts	2.8	1.8

Liabilities:
Derivative contracts	$36.6	$12.7

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at March 31, 2020 and 2019 were $6.1 and $1.3 during the first three months of 2020 and 2019, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$766.0	$793.3	$821.0	$833.9
Due from foreign finance affiliates	450.0	460.8	450.0	458.1
Fixed rate loans	3,690.5	3,826.2	3,667.8	3,725.8

Liabilities:
Fixed rate debt	$4,698.7	$4,836.8	$4,797.1	$4,848.3

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

At March 31, 2020, the notional amount of these contracts totaled $1,103.3 with amounts expiring over the next 8.3 years. Notional maturities for all interest-rate contracts are $190.0 for the remainder of 2020, $327.1 for 2021, $399.6 for 2022, $45.5 for 2023, $60.0 for 2024 and $81.1 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	March 31, 2020		December 31, 2019
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$2.8		$1.8
Accounts payable, accrued expenses and other		$36.6		$12.7
Gross amounts recognized in Balance Sheets	2.8	36.6	1.8	12.7

Less amounts not offset in financial instruments	(1.6)	(1.6)	(.9)	(.9)
Pro forma net amount	$1.2	$35.0	$.9	$11.8

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (AOCI). The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 8.3 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of loss recorded in AOCI at March 31, 2020 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $8.6, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. As of March 31, 2020, the following amounts were recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

		Cumulative Basis Amount
	Carrying Amount of	Included in the
Hedged Balance Sheet Line Item	the Hedged Liabilities	Carrying Amount
Medium-term notes	$91.9	$1.9

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(1.2) as of March 31, 2020.

PACCAR FINANCIAL CORP. - FORM 10-Q

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended
	March 31
	2020	2019
(Gain) Loss on fair value hedges
Derivatives	$(1.4)	$(.8)
Hedged items	1.7	1.4
Loss (Gain) on cash flow hedges
Reclassified from AOCI into income	.9	(.8)
	$1.2	$(.2)

NOTE G – Income Taxes

The Company’s effective income tax rate for the first quarter of 2020 was 24.5% compared to 23.7% for the first quarter of 2019, reflecting higher state tax expense in 2020 compared to 2019.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP. - FORM 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended
	March 31
	2020	2019	% Change
New business volume by product:
Retail loans and finance leases	$472.6	$455.3	4
Equipment on operating leases	102.1	92.2	11
Dealer master notes	42.5	35.5	20
	$617.2	$583.0	6
Average earning assets by product:
Retail loans and finance leases	$5,262.4	$4,834.8	9
Equipment on operating leases	1,465.0	1,476.3	(1)
Dealer wholesale financing	1,766.9	1,206.1	46
Dealer master notes	89.3	56.5	58
	$8,583.6	$7,573.7	13
Revenue by product:
Retail loans and finance leases	$72.8	$68.4	6
Equipment on operating leases	96.8	99.3	(3)
Dealer wholesale financing	14.6	11.7	25
Dealer master notes	.9	.6	50
Used truck sales, other revenues and fees	7.4	4.0	85
	$192.5	$184.0	5
Income before income taxes	$23.7	$38.8	(39)

New Business Volume

New business volume from retail loans and finance leases in the first quarter of 2020 increased to $472.6 from $455.3 in the first quarter of 2019 due to higher market share in 2020. Equipment on operating leases new business volume increased to $102.1 in the first quarter of 2020 from $92.2 in the first quarter of 2019, primarily due to higher fleet business in 2020. Dealer master notes new business volume increased to $42.5 in the first quarter of 2020 from $35.5 in the first quarter of 2019 due to increased finance volume from dealers.

In the first quarter of 2020, market share on new PACCAR truck sales was 21.5% compared to 18.2% in the first quarter of 2019.

Income Before Income Taxes

The Company’s income before income taxes was $23.7 for the first quarter of 2020 compared to $38.8 for the first quarter of 2019. The decrease in income before income taxes in 2020 was primarily the result of lower operating lease margin of $11.7 and higher provision for losses of $7.3, partially offset by higher finance margin of $4.0.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $198.5 at March 31, 2020 and $180.3 at December 31, 2019. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

PACCAR FINANCIAL CORP. - FORM 10-Q

In the first quarter, the Company recognized losses on used trucks, excluding repossessions, of $13.1 in 2020 and $2.2 in 2019, including losses on multiple unit transactions of $4.8 in 2020 and $1.7 in 2019. Used truck losses (gains) related to repossessions, which are recognized as credit losses, were $.1 in the first quarter of 2020 compared to $(.3) in the first quarter of 2019.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended March 31, 2020 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended March 31, 2019	$81.0	$41.8	$39.2
Increase (decrease)
Average finance receivables	11.2		11.2
Average receivables from PACCAR and affiliates	.7		.7
Average debt balances		5.4	(5.4)
Yields	(4.5)		(4.5)
Borrowing rates		(2.0)	2.0

Total increase	7.4	3.4	4.0

Three Months Ended March 31, 2020	$88.4	$45.2	$43.2

•	Average finance receivables increased $1,021.2 in the first quarter of 2020 primarily due to a larger retail portfolio and higher dealer wholesale financing.
•	Average receivables from PACCAR and affiliates increased $116.3 in the first quarter of 2020 as a result of new loans to affiliated companies exceeding collections.
•

Average debt balances increased $912.0 in the first quarter of 2020, reflecting funding requirements for the portfolio and affiliated companies. The higher average debt balances reflect funding for the higher average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields decreased due to lower yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.5% in the first quarter of 2020, compared to 4.7% in the first quarter of 2019. Yields on receivables from PACCAR and affiliates were 2.4% in the first quarter of 2020, compared to 2.6% in the first quarter of 2019.

•	Average borrowing rates in the first quarter of 2020 were 2.4% compared to 2.5% in the first quarter of 2019 due to lower debt market interest rates.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended March 31, 2020 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended March 31, 2019	$99.3	$83.3	$16.0
(Decrease) increase
Operating lease impairments		4.9	(4.9)
Results on returned lease assets		5.8	(5.8)
Average operating lease assets	(5.1)	(4.1)	(1.0)
Revenue and cost per asset	2.6	2.6

Total (decrease) increase	(2.5)	9.2	(11.7)

Three Months Ended March 31, 2020	$96.8	$92.5	$4.3

PACCAR FINANCIAL CORP. - FORM 10-Q

•	Operating lease impairments increased in 2020 due to higher used truck inventory resulting from higher lease returns, and lower used truck market prices.
•	Results on returned lease assets were lower in 2020 compared to 2019 primarily due to higher losses on sales of returned lease units.
•	Average operating lease assets decreased in 2020 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue per asset increased by $2.6 primarily due to higher fleet utilization, cost per asset increased by $2.6 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the first quarter of 2020 compared to the first quarter of 2019:

	Three Months Ended
	March 31
	2020	2019
Used truck sales and other revenues	$7.3	$3.7
Cost of used truck sales and other expenses	6.3	1.9

Results from used trucks and other	$1.0	$1.8

Results from used trucks and other in the first quarter of 2020 decreased by $.8 from the first quarter of 2019, primarily due to higher impairments on used trucks resulting from lower used truck market prices.

The Company’s Selling General and Administrative Expenses (SG&A) decreased in the first quarter of 2020 to $14.6 from $15.3 in the first quarter of 2019 due to lower personnel and related expenses. As a percentage of revenues, the Company’s SG&A decreased to 7.6% in the first quarter of 2020 from 8.3% in the same period of 2019.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Three Months Ended	Year Ended	Three Months Ended
	March 31	December 31	March 31
	2020	2019	2019
Balance at beginning of period	$65.4	$60.7	$60.7
Provision for losses	10.2	11.7	2.9
Charge-offs	(7.3)	(13.9)	(1.2)
Recoveries	.5	2.2	.6
Balance at end of period	$68.8	$60.7	$63.0

Ratios:
Charge-offs, net of recoveries ($6.8 in 2020) to
average total portfolio ($7,118.6 in 2020)
annualized at March 31, 2020	.38%	.18%	.04%

Allowance for credit losses ($68.8 in 2020) to period-end
total portfolio ($7,241.1 in 2020)	.95%	.84%	.99%

Period-end retail loan and lease receivables past
due over 30 days ($25.6 in 2020) to period-end
retail loan and lease receivables ($5,254.6 in 2020)	.49%	.43%	.38%

PACCAR FINANCIAL CORP. - FORM 10-Q

The provision for losses on receivables was $10.2 for the first quarter of 2020 compared to $2.9 for the first quarter of 2019, primarily due to a loss on a fleet customer and higher expected losses resulting from weakening economic conditions related to the COVID-19 pandemic.

Charge-offs, net of recoveries increased to $6.8 in the first quarter of 2020 from $.6 in the first quarter of 2019, primarily due to a charge-off of the above mentioned fleet customer.

Retail loan and lease receivables past due over 30 days at March 31, 2020 was .49% compared to .43% at December 31, 2019 and .38% at March 31, 2019, reflecting one fleet customer becoming past due in 2020. The Company continues to focus on maintaining low past due balances.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been applied in accordance with ASU 2016-13 which the Company adopted on January 1, 2020. See “Note A – Basis of Presentation” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Credit Losses.

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

The post-modification balance of accounts modified during the three months ended March 31, 2020 and 2019 are summarized below:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Amortized	% of Total	Amortized	% of Total
	Cost Basis	Portfolio*	Cost Basis	Portfolio*
Commercial	$68.8	3.8%	$49.1	3.1%
Insignificant Delay	126.3	7.0%	19.8	1.3%
Credit - No Concession	.2		.3
Credit - TDR	21.6	1.2%	.1
	$216.9	12.0%	$69.3	4.4%

*	Amortized cost basis immediately after modification as a percentage of period-end portfolio, on an annualized basis.

Modification activity increased to $216.9 in the first quarter of 2020 compared to $69.3 in the first quarter of 2019. The increase in modifications for Commercial reasons reflects higher volumes of refinancing. The increase in Insignificant delay modifications reflects an increase in customers requesting payment relief for up to three months. Of the $126.3 Insignificant delay modifications, $84.3 or 67% were payment relief for customers that were not past-due, and were seeking to manage their liquidity needs because of the effects of the COVID-19 pandemic. The Credit – TDR modifications increased in the first quarter of 2020 compared to the first quarter of 2019, primarily due to the contract modification for two fleet customers.

The Company has continued to receive customer requests for contract modifications due to the COVID-19 pandemic, with approximately 20% of the retail portfolio requesting relief as of the end of April 2020, generally payment extensions for up to three months.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $5.1 of accounts during the first quarter of 2020, $.5 of accounts during the fourth quarter of 2019 and $.2 of accounts during the first quarter of 2019 that were 30+ days past due and became current at the time of modification.

PACCAR FINANCIAL CORP. - FORM 10-Q

Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31	December 31	March 31
	2020	2019	2019
Pro forma percentage of retail loan and lease accounts 30+ days past due	.58%	.44%	.38%

Modifications of accounts in prior quarters that were more than 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2020, December 31, 2019 and March 31, 2019. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2020, December 31, 2019 and March 31, 2019.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31		December 31		March 31
	2020		2019		2019
Retail loans	$3,788.0	52%	$3,774.3	52%	$3,447.9	54%
Retail leases	1,466.6	20%	1,492.7	21%	1,423.3	23%
Dealer wholesale financing	1,797.6	25%	1,766.7	25%	1,336.4	21%
Dealer master notes	126.1	2%	88.7	1%	54.0	1%
Operating lease receivables and other	62.8	1%	65.0	1%	73.5	1%

Total portfolio	$7,241.1	100%	$7,187.4	100%	$6,335.1	100%

Retail loans increased to $3,788.0 at March 31, 2020 from $3,774.3 at December 31, 2019, reflecting new business volume exceeding collections.

Retail leases decreased to $1,466.6 at March 31, 2020 from $1,492.7 at December 31, 2019, reflecting collections exceeding new business volume.

Dealer wholesale financing balances increased to $1,797.6 at March 31, 2020 from $1,766.7 at December 31, 2019 due to higher dealer new truck inventory.

Dealer master notes were $126.1 at March 31, 2020 compared to $88.7 at December 31, 2019. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of March 31, 2020, the underlying pledged contracts were $145.9, upon which the dealers have available $8.7 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the first quarter of 2020 was 24.5% compared to 23.7% for the first quarter of 2019, reflecting higher state tax expense in 2020 compared to 2019.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first quarter of 2020 was $9.5 compared to $12.5 for the first quarter of 2019. The Company’s net deferred tax liability decreased to $663.5 at March 31, 2020 from $679.9 at December 31, 2019, primarily due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2020.

PACCAR FINANCIAL CORP. - FORM 10-Q

Company Outlook

The Company continues to provide financing and leasing services and related support to customers during the COVID-19 pandemic. The growth in the portfolio will be affected by the amount of new truck financing volume. Depending on the length and depth of the economic weakness associated with the pandemic, lower truck sales volume would result in lower volumes of new business. The lower level of economic activity is affecting some industries more than others. The Company does not have a concentration of exposure in any one segment or industry. Although past-dues and credit losses are at low levels, continued economic weakness could result in lower freight volumes which could adversely impact customers operating results and cash flows. The Company has experienced a large number of loan modification requests from customers seeking to maintain cash flows in this uncertain environment. The requests, which generally seek payment relief for up to three months, are evaluated and granted to credit worthy customers on a case by case basis. If economic conditions further worsen, it would likely lead to more credit modification requests, higher past due accounts, increased credit losses, and lower used truck values. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at March 31, 2020 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2018, the Company filed a shelf registration statement to issue medium-term notes. In April 2020, the Company issued $400.0 of medium-term notes under this registration. The shelf registration statement expires in November 2021 and does not limit the principal amount of debt securities that may be issued during the period.

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at March 31, 2020. Of this amount, $1,000.0 expires in June 2020, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. PACCAR and the Company are in the process of renewing the facility expiring June 2020 with a new $1,000.0 facility expiring June 2021. PACCAR and the Company intend to replace these credit facilities expiring in June 2023 and June 2024 on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $1,992.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $1,008.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the first quarter of 2020.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of March 31, 2020 were $2,437.1 and $5,450.0, respectively.

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

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) continues to be relevant.

PACCAR FINANCIAL CORP. - FORM 10-Q

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales or reduced market share; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in interest rates and other operating costs; insufficient liquidity in the capital markets and availability of other funding sources; cybersecurity risks to the Company’s information technology systems; pandemics; litigation involving the Company or affiliated entities; and legislation and governmental regulation.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2019 Annual Report. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2020 except for the following:

COVID-19 Pandemic

The COVID-19 pandemic and various governmental responses to contain the outbreak have resulted in a severe reduction in global economic activity. National and local governments have issued various stay-at-home orders, travel restrictions and border closures affecting consumers and businesses. PACCAR’s operations have been designated as essential businesses in many jurisdictions as they support the transport of food, medical supplies and other essential materials which means PACCAR and the Company may operate under certain conditions including ensuring employee health and safety is maintained. It is uncertain when and under what conditions the various restrictions will be lifted. Once restrictions are lifted they may be re-imposed. These restrictions and the resultant lower economic activity are having an adverse effect on the Company’s revenues and operating results.

The full extent and duration of the adverse effect on the Company’s business is uncertain and depends on the severity of the pandemic and how quickly and to what extent global and local economies are able to recover from the effects of the pandemic. Prolonged unemployment, changes in consumer behavior as a result of COVID-19, as well as other pandemic related economic factors such as business failures, lower housing and construction starts, lower automobile sales and disruptions in financial markets could have further adverse effects on PACCAR’s truck production, resulting in lower new business volume for the Company, and may also cause higher finance portfolio past dues, credit losses and used truck losses. Other unforeseen impacts of the COVID-19 pandemic could also impact the Company’s business and results of operations.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the three months ended March 31, 2020.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP. - FORM 10-Q

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:
(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3.1	001-11677
(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677
(4)	Instruments defining the rights of security holders, including indentures:
(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273
(b)	Forms of Medium-Term Note, Series N	S-3	November 7, 2012	4.2 and 4.3	333-184808
(c)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838
(d)	Forms of Medium-Term Note, Series P	S-3	November 2, 2018	4.2 and 4.3	333-228141
(e)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934	10-K	February 19, 2020	4(e)	001-11677
(10)	Material contracts:
(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434
(31)	Rule 13a-14(a)/15d-14(a) Certifications:
(a)	Certification of Principal Executive Officer*
(b)	Certification of Principal Financial Officer*
(32)	Section 1350 Certifications:
(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*
(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document*
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document*
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document*
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

____________

*      filed herewith

PACCAR FINANCIAL CORP. - FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 4, 2020	/s/ Craig R. Gryniewicz
Craig R. Gryniewicz
President
(Authorized Officer)

/s/ Yi Zhang
Yi Zhang
Controller
(Chief Accounting Officer)