Form 10-Q
period 2020-06-30
PACCAR FINANCIAL CORP
filed 2020-08-03
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Common Stock, $100 par value—145,000 shares as of July 31, 2020

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP.

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of Dollars)	2020	2019	2020	2019
Interest and fee income	$81.0	$87.2	$169.4	$168.2
Operating lease and rental revenues	92.1	96.8	188.9	196.1
Used truck sales and other revenues	8.2	5.1	15.5	8.8

TOTAL INTEREST AND OTHER REVENUES	181.3	189.1	373.8	373.1

Interest and other borrowing costs	41.2	45.5	86.4	87.3
Depreciation and other rental expenses	90.4	84.1	182.9	167.4
Cost of used truck sales and other expenses	7.5	3.3	13.8	5.2
Selling, general and administrative expenses	12.2	15.5	26.8	30.8
Provision for losses on receivables	3.0	1.2	13.2	4.1

TOTAL EXPENSES	154.3	149.6	323.1	294.8

INCOME BEFORE INCOME TAXES	27.0	39.5	50.7	78.3

Income taxes	6.6	10.2	12.4	19.4

NET INCOME	$20.4	$29.3	$38.3	$58.9
COMPREHENSIVE INCOME	$19.5	$23.3	$19.8	$49.1
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,605.8	$1,517.8	$1,591.4	$1,488.2
RETAINED EARNINGS AT END OF PERIOD	$1,626.2	$1,547.1	$1,626.2	$1,547.1

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

BALANCE SHEETS	June 30	December 31
	2020	2019*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$29.8	$53.3
Finance and other receivables, net of allowance for credit losses (2020 - $67.9 and 2019 - $60.7)	6,663.3	7,126.7
Due from PACCAR and affiliates	1,653.8	1,557.2
Equipment on operating leases, net of accumulated depreciation (2020 - $620.4 and 2019 - $605.9)	1,329.3	1,427.6
Other assets	316.8	276.0

TOTAL ASSETS	$9,993.0	$10,440.8

LIABILITIES
Accounts payable, accrued expenses and other	$353.8	$457.1
Due to PACCAR and affiliates	46.7	13.9
Commercial paper	1,011.1	1,975.0
Medium-term notes	6,136.0	5,535.2
Deferred taxes and other liabilities	658.2	694.2

TOTAL LIABILITIES	8,205.8	8,675.4

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	146.4	140.9
Retained earnings	1,626.2	1,591.4
Accumulated other comprehensive loss	(30.9)	(12.4)

TOTAL STOCKHOLDER'S EQUITY	1,787.2	1,765.4

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,993.0	$10,440.8

*	The December 31, 2019 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions of Dollars)	2020	2019
OPERATING ACTIVITIES
Net income	$38.3	$58.9
Items included in net income not affecting cash:
Depreciation and amortization	172.7	154.8
Provision for losses on receivables	13.2	4.1
Deferred taxes	(19.4)	14.3
Administrative fees for services from PACCAR	5.5	5.2
Change in tax-related balances with PACCAR	36.1	11.3
(Decrease) increase in payables and other	(158.7)	37.1

NET CASH PROVIDED BY OPERATING ACTIVITIES	87.7	285.7

INVESTING ACTIVITIES
Finance and other receivables originated	(986.8)	(1,193.2)
Collections on finance and other receivables	901.1	924.2
Net decrease (increase) in wholesale receivables	519.5	(322.8)
Loans to PACCAR and affiliates	(210.0)	(110.0)
Collections on loans from PACCAR and affiliates	70.0	152.0
Net decrease in other receivables to PACCAR and affiliates	26.5	4.0
Acquisition of equipment for operating leases	(142.5)	(222.0)
Proceeds from disposal of equipment	59.9	94.5
Other	20.3	(45.7)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	258.0	(719.0)

FINANCING ACTIVITIES
Net (decrease) increase in short-term commercial paper	(1,024.2)	150.6
Proceeds from medium-term notes and other commercial paper	1,075.0	997.1
Payments of medium-term notes and other commercial paper	(420.0)	(750.0)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(369.2)	397.7

NET DECREASE IN CASH	(23.5)	(35.6)

CASH AT BEGINNING OF PERIOD	53.3	74.8

CASH AT END OF PERIOD	$29.8	$39.2

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)	Three Months ended		Six Months Ended
	June 30		June 30
(Millions of Dollars)	2020	2019	2020	2019
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0	$31.0	$31.0
Balance at end of period	31.0	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5	14.5	14.5
Balance at end of period	14.5	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	146.0	138.2	140.9	133.9
Investments from PACCAR	.4	.9	5.5	5.2
Balance at end of period	146.4	139.1	146.4	139.1

RETAINED EARNINGS

Balance at beginning of period	1,605.8	1,517.8	1,591.4	1,488.2
Net income	20.4	29.3	38.3	58.9
Cumulative effect of change in accounting principle			(3.5)
Balance at end of period	1,626.2	1,547.1	1,626.2	1,547.1

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of period	(30.0)	(3.0)	(12.4)	.8
Net unrealized loss	(.9)	(6.0)	(18.5)	(9.8)
Balance at end of period	(30.9)	(9.0)	(30.9)	(9.0)

TOTAL STOCKHOLDER'S EQUITY	$1,787.2	$1,722.7	$1,787.2	$1,722.7

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-13. The amendment introduces new guidance for credit losses on financial assets measured at amortized cost, including finance receivables and trade receivables. Under this new model, expected credit losses are based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability, replacing the previous incurred loss model. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company adopted this ASU on January 1, 2020 on a modified retrospective basis as required, with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

The cumulative effect of the changes made to the Company’s Balance Sheet on January 1, 2020 for the adoption of ASU 2016-13 was as follows:

	BALANCE AT DECEMBER 31, 2019	CHANGE DUE TO NEW STANDARD	BALANCE AT JANUARY 1, 2020
BALANCE SHEETS
ASSETS
Finance and other receivables, net of allowance for credit losses	$7,126.7	$(4.7)	$7,122.0
LIABILITIES
Deferred taxes and other liabilities	$694.2	$(1.2)	$693.0
STOCKHOLDER'S EQUITY
Retained earnings	$1,591.4	$(3.5)	$1,587.9

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company adopted the following standards on January 1, 2020, which had no material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for
Fair Value Measurement.
2018-15	Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for
Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	June 30	December 31
	2020	2019
Retail loans	$3,843.6	$3,774.3
Retail financing leases	1,445.5	1,492.7
Dealer wholesale financing	1,247.2	1,766.7
Dealer master notes	123.0	88.7
Operating lease receivables and other	71.9	65.0
	6,731.2	7,187.4

Less allowance for credit losses:
Loans and leases	(64.5)	(57.0)
Dealer wholesale financing	(1.5)	(1.9)
Operating lease receivables and other	(1.9)	(1.8)
	$6,663.3	$7,126.7

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $23.1 and $18.3 as of June 30, 2020 and December 31, 2019, respectively.

Interest income recognized on finance leases was $16.2 and $32.7 for the three and six months ended June 30, 2020, respectively, compared to $15.9 and $31.9 for the same periods in 2019. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2020 or December 31, 2019. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies a loan or finance lease for credit reasons and grants a concession, the modification is classified as a troubled debt restructuring (TDR). The Company does not typically grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. When such modifications do occur, they are considered TDRs. In accordance with FASB statement, Prudential Regulator Guidance Concerning Troubled Debt Restructurings, issued on March 22, 2020, short-term modifications granted to customers were not considered TDRs if they were not past-due and were seeking to manage their liquidity needs because of the effects of the COVID-19 pandemic.

On average, modifications extended contractual terms by approximately three months in 2020 and four months in 2019, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2020 and December 31, 2019.

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

Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible, which generally occurs upon repossession of the collateral. Typically the timing between the repossession and charge-off is not significant. In cases where repossession is delayed (e.g., for legal proceedings), the Company records a partial charge-off. The charge-off is determined by comparing the fair value of the collateral, less costs to sell, to the amortized cost basis.

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

The allowance for credit losses is summarized as follows:

	2020
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total**
Balance at January 1	$1.9	$7.9	$53.8	$1.8	$65.4
(Benefit) provision for losses	(.4)		13.3	.3	13.2
Charge-offs			(11.0)	(.3)	(11.3)
Recoveries			.5	.1	.6

Balance at June 30	$1.5	$7.9	$56.6	$1.9	$67.9

	2019
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$3.1	$8.4	$47.7	$1.5	$60.7
Provision (benefit) for losses	.1	(.3)	3.7	.6	4.1
Charge-offs			(2.5)	(.2)	(2.7)
Recoveries			1.3		1.3

Balance at June 30	$3.2	$8.1	$50.2	$1.9	$63.4

*	Operating lease and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At June 30, 2020	Wholesale	Retail	Retail	Total
Amortized cost basis for impaired finance receivables evaluated individually			$32.5	$32.5
Allowance for impaired finance receivables determined individually			$1.2	$1.2
Amortized cost basis for finance receivables evaluated collectively	$1,247.2	$1,403.8	$3,975.8	$6,626.8
Allowance for finance receivables determined collectively	$1.5	$7.9	$55.4	$64.8

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

	Dealer		Customer
At December 31, 2019	Wholesale	Retail	Retail	Total
Amortized cost basis for impaired finance receivables evaluated individually			$25.2	$25.2
Allowance for impaired finance receivables determined individually			$2.3	$2.3
Amortized cost basis for finance receivables evaluated collectively	$1,766.7	$1,411.4	$3,919.1	$7,097.2
Allowance for finance receivables determined collectively	$1.9	$7.9	$46.8	$56.6

The amortized cost basis for finance receivables that are on non-accrual status is as follows:

	June 30	December 31
	2020	2019
Fleet	$29.2	$21.8
Owner/operator	3.3	3.4

	$32.5	$25.2

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The amortized cost basis of impaired loans as of June 30, 2020 and December 31, 2019 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At June 30, 2020	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$19.0	$2.7	$21.7
Associated allowance			(.6)	(.5)	(1.1)

Net carrying amount of impaired loans with a specific reserve			18.4	2.2	20.6
Impaired loans with no specific reserve			5.8	.4	6.2

Net carrying amount of impaired loans			$24.2	$2.6	$26.8

Average amortized cost basis for impaired loans*	$4.9		$15.8	$2.8	$23.5

*	Represents the average during the 12 months ended June 30, 2020
	Dealer		Customer Retail
				Owner/
At December 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$4.6	$2.9	$7.5
Associated allowance			(.9)	(.6)	(1.5)

Net carrying amount of impaired loans with a specific reserve			3.7	2.3	6.0
Impaired loans with no specific reserve			6.7	.4	7.1

Net carrying amount of impaired loans			$10.4	$2.7	$13.1

Average amortized cost basis for impaired loans*			$13.3	$2.7	$16.0

*	Represents the average during the 12 months ended June 30, 2019

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Fleet	$.4	$.1	$.7	$.3
Owner/operator	.1	.1	.1	.1
	$.5	$.2	$.8	$.4

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of June 30, 2020 or December 31, 2019. The Company retains as collateral a security interest in the related equipment.

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

At June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Dealer:
Wholesale:
Performing							$1,196.3	$1,196.3
Watch							50.9	50.9
At-risk
							$1,247.2	$1,247.2
Retail:
Performing	$200.3	$455.5	$274.8	$167.9	$101.0	$175.5	$7.9	$1,382.9
Watch	2.2	11.3	5.9	1.5				20.9
At-risk
	$202.5	$466.8	$280.7	$169.4	$101.0	$175.5	$7.9	$1,403.8
Total Dealer	$202.5	$466.8	$280.7	$169.4	$101.0	$175.5	$1,255.1	$2,651.0

Customer Retail:
Fleet:
Performing	$653.0	$1,313.1	$755.0	$381.3	$219.2	$98.5		$3,420.1
Watch	2.7	10.8	15.6	13.5	1.0	.9		44.5
At-risk	.3	10.1	9.8	4.8	3.1	1.2		29.3
	$656.0	$1,334.0	$780.4	$399.6	$223.3	$100.6		$3,493.9
Owner/Operator:
Performing	$104.1	$187.4	$118.4	$57.6	$30.6	$11.6		$509.7
Watch	.1	.2	.7	.3	.1	.1		1.5
At-risk	.2	.2	1.1	.6	.4	.7		3.2
	$104.4	$187.8	$120.2	$58.5	$31.1	$12.4		$514.4
Total Customer Retail	$760.4	$1,521.8	$900.6	$458.1	$254.4	$113.0		$4,008.3
Total	$962.9	$1,988.6	$1,181.3	$627.5	$355.4	$288.5	$1,255.1	$6,659.3

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The tables below summarize the amortized cost basis of the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At June 30, 2020	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,247.2	$1,403.8	$3,484.2	$511.2	$6,646.4
31 – 60 days past due			3.4	1.2	4.6
Greater than 60 days past due			6.3	2.0	8.3
	$1,247.2	$1,403.8	$3,493.9	$514.4	$6,659.3

	Dealer		Customer Retail
				Owner/
At December 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,766.7	$1,411.4	$3,425.2	$496.2	$7,099.5
31 – 60 days past due			10.4	2.5	12.9
Greater than 60 days past due			9.0	1.0	10.0
	$1,766.7	$1,411.4	$3,444.6	$499.7	$7,122.4

Troubled Debt Restructurings

The balance of TDRs was $23.0 at June 30, 2020 and $3.2 at December 31, 2019. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Amortized cost basis		Amortized cost basis
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$.5	$.5	$22.0	$22.0
Owner/operator	.5	.5	.6	.6
	$1.0	$1.0	$22.6	$22.6

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Amortized cost basis		Amortized cost basis
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet
Owner/operator			$.1	$.1
			$.1	$.1

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2020 and 2019.

The post-modification amortized cost basis of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the periods by portfolio class are as follows:

	Six Months Ended
	June 30
	2020	2019
Fleet	$1.9
Owner/operator	.1
	$2.0

There were no finance receivables modified as TDRs in the last twelve months that subsequently defaulted and were charged off in the six months ended June 30, 2020 and 2019.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $8.7 at June 30, 2020 and $7.8 at December 31, 2019.

Proceeds from the sales of repossessed assets were $16.2 and $7.5 for the six months ended June 30, 2020 and 2019, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2020 and full year 2019 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at June 30, 2020 and December 31, 2019, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	June 30	December 31
	2020	2019
Due from PACCAR and affiliates
Loans due from PACCAR	$986.0	$861.0
Loans due from foreign finance affiliates	640.0	651.5
Tax-related receivable due from PACCAR		16.5
Receivables	27.8	28.2

	$1,653.8	$1,557.2

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$19.6
Payables	27.1	$13.9

	$46.7	$13.9

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net income	$20.4	$29.3	$38.3	$58.9
Other comprehensive loss
Derivative contracts decrease	(.9)	(6.0)	(18.5)	(9.8)
Total comprehensive income	$19.5	$23.3	$19.8	$49.1

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL) of $30.9 and $12.4 at June 30, 2020 and December 31, 2019, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during the periods are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Balance at beginning of period	$(30.0)	$(3.0)	$(12.4)	$.8
Amounts recorded in AOCL
Unrealized loss on derivative contracts	(3.4)	(7.3)	(27.6)	(11.6)
Income tax effect	.9	1.8	6.8	2.9
Amounts reclassified out of AOCL
Interest and other borrowing costs	2.1	(.6)	3.0	(1.4)
Income tax effect	(.5)	.1	(.7)	.3

Net other comprehensive loss	(.9)	(6.0)	(18.5)	(9.8)

Balance at end of period	$(30.9)	$(9.0)	$(30.9)	$(9.0)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2020. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	June 30	December 31
Level 2	2020	2019
Assets:
Used trucks held for sale	$152.0	$121.9
Derivative contracts	2.6	1.8

Liabilities:
Derivative contracts	$37.8	$12.7

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at June 30, 2020 and 2019 were $13.4 and $3.6 during the first six months of 2020 and 2019, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

Net Receivables: For floating rate loans, dealer wholesale financings and operating lease and other trade receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on assumptions regarding the credit and market risks to approximate current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

Commercial Paper and Medium-Term Notes: The carrying amounts of the Company’s commercial paper and variable medium-term notes approximate fair value. For fixed rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$946.0	$981.8	$821.0	$833.9
Due from foreign finance affiliates	450.0	461.8	450.0	458.1
Fixed rate loans	3,735.6	3,876.0	3,667.8	3,725.8

Liabilities:
Fixed rate debt	$5,398.4	$5,586.8	$4,797.1	$4,848.3

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

At June 30, 2020, the notional amount of these contracts totaled $1,073.9 with amounts expiring over the next 8.0 years. Notional maturities for all interest-rate contracts are $165.0 for the remainder of 2020, $327.1 for 2021, $399.6 for 2022, $41.1 for 2023, $60.0 for 2024 and $81.1 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	June 30, 2020		December 31, 2019
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$2.6		$1.8
Accounts payable, accrued expenses and other		$37.8		$12.7
Gross amounts recognized in Balance Sheets	2.6	37.8	1.8	12.7

Less amounts not offset in financial instruments	(1.4)	(1.4)	(.9)	(.9)
Pro forma net amount	$1.2	$36.4	$.9	$11.8

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (AOCI). The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 8.0 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of loss recorded in AOCI at June 30, 2020 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $10.4, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30	December 31
	2020	2019
Medium-term notes:
Carrying amount of the hedged liabilities	$91.7	$90.5
Cumulative basis adjustment included in the carrying amount	1.7	.5

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(1.0) and $(1.5) as of June 30, 2020 and December 31, 2019, respectively.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the amount of expense (income) on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Loss (gain) on fair value hedges
Derivatives	$.2	$(1.1)	$(1.2)	$(1.9)
Hedged items		1.4	1.7	2.8
Loss (gain) on cash flow hedges
Reclassified from AOCI into income	2.1	(.6)	3.0	(1.4)
	$2.3	$(.3)	$3.5	$(.5)

NOTE G – Income Taxes

The Company’s effective income tax rate for the second quarter and first half of 2020 was 24.4% and 24.5%, respectively, compared to 25.8% and 24.8% for the same periods in 2019, reflecting lower state tax expense in 2020 compared to 2019.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended			Six Months Ended
	June 30			June 30
	2020	2019	% Change	2020	2019	% Change
New business volume by product:
Retail loans and finance leases	$441.6	$632.5	(30)	$914.2	$1,087.8	(16)
Equipment on operating leases	57.7	166.8	(65)	159.8	259.0	(38)
Dealer master notes	20.5	35.5	(42)	63.0	71.0	(11)

	$519.8	$834.8	(38)	$1,137.0	$1,417.8	(20)
Average earning assets by product:
Retail loans and finance leases	$5,278.1	$4,950.6	7	$5,270.3	$4,893.0	8
Equipment on operating leases	1,412.9	1,481.1	(5)	1,438.9	1,478.7	(3)
Dealer wholesale financing	1,413.2	1,462.1	(3)	1,590.2	1,334.7	19
Dealer master notes	119.3	67.0	78	104.3	61.7	69

	$8,223.5	$7,960.8	3	$8,403.7	$7,768.1	8
Revenue by product:
Retail loans and finance leases	$70.9	$71.4	(1)	$143.7	$139.8	3
Equipment on operating leases	92.1	96.8	(5)	188.9	196.1	(4)
Dealer wholesale financing	9.0	14.4	(38)	23.6	26.1	(10)
Dealer master notes	1.0	.8	25	1.9	1.4	36
Used truck sales, other revenues and fees	8.3	5.7	46	15.7	9.7	62

	$181.3	$189.1	(4)	$373.8	$373.1

Income before income taxes	$27.0	$39.5	(32)	$50.7	$78.3	(35)

New Business Volume

New business volume from retail loans and finance leases in the second quarter and first half of 2020 decreased to $441.6 and $914.2, respectively, from $632.5 and $1,087.8 in the second quarter and first half of 2019 due to lower sales of PACCAR trucks in 2020. Equipment on operating leases new business volume decreased to $57.7 and $159.8 in the second quarter and first half of 2020, respectively, from $166.8 and $259.0 in the second quarter and first half of 2019, primarily due to lower fleet business in 2020. Dealer master notes new business volume decreased to $20.5 and $63.0 in the second quarter and first half of 2020, respectively, from $35.5 and $71.0 in the second quarter and first half of 2019 due to decreased finance volume from dealers.

In the second quarter and first half of 2020, market share on new PACCAR truck sales increased to 24.9% and 22.9% from 21.4% and 19.9% in the second quarter and first half of 2019, respectively.

Income Before Income Taxes

The Company’s income before income taxes was $27.0 for the second quarter of 2020 compared to $39.5 for the second quarter of 2019. The decrease in income before income taxes in 2020 was primarily the result of lower operating lease margin of $11.0, lower finance margin of $1.9 and higher provision for losses $1.8, partially offset by lower selling, general and administrative expenses (SG&A) of $3.3.

The Company’s income before income taxes was $50.7 for the first half of 2020 compared to $78.3 for the first half of 2019. The decrease in income before income taxes in 2020 was primarily the result of lower operating lease margin of $22.7 and higher provision for losses of $9.1, partially offset by lower SG&A of $4.0.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $222.6 at June 30, 2020 and $180.3 at December 31, 2019. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

PACCAR FINANCIAL CORP.

In the second quarter, the Company recognized losses on used trucks, excluding repossessions, of $13.8 in 2020 and $4.4 in 2019, including losses on multiple unit transactions of $3.9 in 2020 and $1.0 in 2019. Used truck losses related to repossessions, which are recognized as credit losses, were nil for both the second quarter of 2020 compared to second quarter of 2019.

In the first half, the Company recognized losses on used trucks, excluding repossessions, of $26.9 in 2020 and $6.6 in 2019, including losses on multiple unit transactions of $8.7 in 2020 and $2.7 in 2019. Used truck losses (gains) related to repossessions, which are recognized as credit losses, were $.1 in the first half of 2020 compared to $(.3) in the first half of 2019.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended June 30, 2020 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended June 30, 2019	$87.2	$45.5	$41.7
Increase (decrease)
Average finance receivables	3.3		3.3
Average receivables from PACCAR and affiliates	1.1		1.1
Average debt balances		1.0	(1.0)
Yields	(10.6)		(10.6)
Borrowing rates		(5.3)	5.3

Total decrease	(6.2)	(4.3)	(1.9)

Three Months Ended June 30, 2020	$81.0	$41.2	$39.8

•	Average finance receivables increased $330.9 in the second quarter of 2020 primarily due to a larger retail portfolio partially offset by lower dealer wholesale financing.
•	Average receivables from PACCAR and affiliates increased $195.1 in the second quarter of 2020 as a result of new loans to affiliated companies exceeding collections.
•

Average debt balances increased $187.2 in the second quarter of 2020, reflecting funding requirements for the portfolio and affiliated companies. The higher average debt balances reflect funding for the higher average earning asset portfolio including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields decreased due to lower yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.2% in the second quarter of 2020, compared to 4.7% in the second quarter of 2019. Yields on receivables from PACCAR and affiliates were 2.2% in the second quarter of 2020, compared to 2.7% in the second quarter of 2019.

•	Average borrowing rates in the second quarter of 2020 were 2.3% compared to 2.6% in the second quarter of 2019 due to lower debt market interest rates.

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the six months ended June 30, 2020 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Six Months Ended June 30, 2019	$168.2	$87.3	$80.9
Increase (decrease)
Average finance receivables	14.5		14.5
Average receivables from PACCAR and affiliates	1.8		1.8
Average debt balances		6.4	(6.4)
Yields	(15.1)		(15.1)
Borrowing rates		(7.3)	7.3

Total increase (decrease)	1.2	(.9)	2.1

Six Months Ended June 30, 2020	$169.4	$86.4	$83.0

PACCAR FINANCIAL CORP.

•	Average finance receivables increased $675.4 in the first half of 2020 primarily due to a larger retail portfolio and higher dealer wholesale financing.
•	Average receivables from PACCAR and affiliates increased $155.7 in the first half of 2020 as a result of new loans to affiliated companies exceeding collections.
•

Average debt balances increased $549.6 in the first half of 2020, reflecting funding requirements for the portfolio and affiliated companies. The higher average debt balances reflect funding for the higher average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields decreased due to lower yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.3% in the first half of 2020, compared to 4.7% in the first half of 2019. Yields on receivables from PACCAR and affiliates were 2.3% in the first half of 2020, compared to 2.7% in the first half of 2019.

•	Average borrowing rates in the first half of 2020 were 2.4% compared to 2.6% in the first half of 2019 due to lower debt market interest rates

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended June 30, 2020 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended June 30, 2019	$96.8	$84.1	$12.7
(Decrease) increase
Operating lease impairments		5.6	(5.6)
Results on returned lease assets		2.5	(2.5)
Average operating lease assets	(5.1)	(4.1)	(1.0)
Revenue and cost per asset	.4	2.3	(1.9)

Total (decrease) increase	(4.7)	6.3	(11.0)

Three Months Ended June 30, 2020	$92.1	$90.4	$1.7

•	Operating lease impairments increased in 2020 due to higher used truck inventory resulting from higher lease returns, and lower used truck market prices.
•	Results on returned lease assets were lower in 2020 compared to 2019, primarily due to higher losses on sales of returned lease units.
•	Average operating lease assets decreased in 2020 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue per asset increased by $.4 primarily due to higher fleet utilization, cost per asset increased by $2.3 primarily due to higher depreciation.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the six months ended June 30, 2020 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Six Months Ended June 30, 2019	$196.1	$167.4	$28.7
(Decrease) increase
Operating lease impairments		10.5	(10.5)
Results on returned lease assets		8.3	(8.3)
Average operating lease assets	(10.2)	(8.2)	(2.0)
Revenue and cost per asset	3.0	4.9	(1.9)

Total (decrease) increase	(7.2)	15.5	(22.7)

Six Months Ended June 30, 2020	$188.9	$182.9	$6.0

PACCAR FINANCIAL CORP.

•	Operating lease impairments increased in 2020 due to higher used truck inventory resulting from higher lease returns, and lower used truck market prices.
•	Results on returned lease assets were lower in 2020 compared to 2019, primarily due to higher losses on sales of returned lease units.
•	Average operating lease assets decreased in 2020 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue per asset increased by $3.0 primarily due to higher fleet utilization, cost per asset increased by $4.9 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the second quarter and first half of 2020 compared to the second quarter and first half of 2019:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Used truck sales and other revenues	$8.2	$5.1	$15.5	$8.8
Cost of used truck sales and other expenses	7.5	3.3	13.8	5.2

Results from used trucks and other	$.7	$1.8	$1.7	$3.6

Results from used trucks and other in the second quarter and first half of 2020 decreased by $1.1 and $1.9 from the second quarter and first half of 2019, primarily due to higher impairments on used trucks resulting from lower used truck market prices.

The Company’s SG&A decreased in the second quarter to $12.2 in 2020 from $15.5 in 2019, and for the six months to $26.8 in 2020 from $30.8 in 2019. The decrease in both periods was due to lower personnel and related expenses as a result of cost controls. As a percentage of revenues, the Company’s SG&A decreased to 6.7% in the second quarter of 2020 from 8.2% in the same period of 2019, and for the six months, decreased to 7.2% in 2020 from 8.3% in 2019.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Six Months Ended	Year Ended	Six Months Ended
	June 30	December 31	June 30
	2020	2019	2019
Balance at beginning of period	$65.4	$60.7	$60.7
Provision for losses	13.2	11.7	4.1
Charge-offs	(11.3)	(13.9)	(2.7)
Recoveries	.6	2.2	1.3
Balance at end of period	$67.9	$60.7	$63.4

Ratios:
Charge-offs, net of recoveries ($10.7 in 2020) to
average total portfolio ($6,964.8 in 2020)
annualized at June 30, 2020	.31%	.18%	.04%

Allowance for credit losses ($67.9 in 2020) to period-end
total portfolio ($6,731.2 in 2020)	1.01%	.84%	.95%

Period-end retail loan and lease receivables past
due over 30 days ($12.9 in 2020) to period-end
retail loan and lease receivables ($5,289.1 in 2020)	.24%	.43%	.59%

PACCAR FINANCIAL CORP.

The provision for losses on receivables was $13.2 for the first half of 2020 compared to $4.1 for the first half of 2019, primarily due to a loss on one fleet customer and higher expected losses resulting from weakening economic conditions related to the COVID-19 pandemic.

Charge-offs, net of recoveries, increased to $10.7 in the first half of 2020 from $1.4 in the first half of 2019, primarily due to a charge-off of the above mentioned fleet customer.

Retail loan and lease receivables past due over 30 days at June 30, 2020 was .24% compared to .43% at December 31, 2019 and .59% at June 30, 2019, reflecting one fleet customer that was past due in 2019. The Company continues to focus on maintaining low past due balances.

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

The post-modification balance of accounts modified during the six months ended June 30, 2020 and 2019 are summarized below:

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
	Amortized	% of Total	Amortized	% of Total
	Cost Basis	Portfolio*	Cost Basis	Portfolio*
Commercial	$100.3	3.0%	$105.0	3.2%
Insignificant Delay	1,309.3	38.9%	28.4	.8%
Credit - No Concession	9.5	.3%	.3
Credit - TDR	22.6	.7%	.1
	$1,441.7	42.9%	$133.8	4.0%

*	Amortized cost basis immediately after modification as a percentage of period-end portfolio, on an annualized basis.

Modification activity increased to $1,441.7 in the first half of 2020 compared to $133.8 in the first half of 2019, primarily due to the increase in Insignificant Delay modifications reflecting an increase in customers requesting payment relief for up to three months. Of the $1,309.3 Insignificant Delay modifications, $1,262.6 or 96% were payment relief for customers that were not past-due and were seeking to manage their liquidity needs because of the effects of the COVID-19 pandemic. The Credit – TDR modifications increased in the first half of 2020 compared to the first half of 2019, primarily due to the contract modification for two fleet customers.

Substantially all modifications related to the COVID-19 pandemic were completed in the six months ended June 30, 2020. The Company has received further customer requests for contract modifications in July 2020 due to the COVID-19 pandemic representing approximately 1% of the retail portfolio. These requests will be evaluated for creditworthiness.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $2.1 of accounts during the second quarter of 2020, $.5 of accounts during the fourth quarter of 2019 and $.1 of accounts during the second quarter of 2019 that were 30+ days past due and became current at the time of modification.

PACCAR FINANCIAL CORP.

Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30	December 31	June 30
	2020	2019	2019
Pro forma percentage of retail loan and lease accounts 30+ days past due	.28%	.44%	.59%

Modifications of accounts in prior quarters that were more than 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2020, December 31, 2019 and June 30, 2019. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2020, December 31, 2019 and June 30, 2019.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30		December 31		June 30
	2020		2019		2019
Retail loans	$3,843.6	57%	$3,774.3	52%	$3,591.9	54%
Retail leases	1,445.5	21%	1,492.7	21%	1,447.4	22%
Dealer wholesale financing	1,247.2	19%	1,766.7	25%	1,501.8	22%
Dealer master notes	123.0	2%	88.7	1%	75.5	1%
Operating lease receivables and other	71.9	1%	65.0	1%	67.1	1%

Total portfolio	$6,731.2	100%	$7,187.4	100%	$6,683.7	100%

Retail loans increased to $3,843.6 at June 30, 2020 from $3,774.3 at December 31, 2019, reflecting new business volume exceeding collections.

Retail leases decreased to $1,445.5 at June 30, 2020 from $1,492.7 at December 31, 2019, reflecting collections exceeding new business volume.

Dealer wholesale financing balances decreased to $1,247.2 at June 30, 2020 from $1,766.7 at December 31, 2019 due to lower dealer new truck inventory.

Dealer master notes were $123.0 at June 30, 2020 compared to $88.7 at December 31, 2019. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of June 30, 2020, the underlying pledged contracts were $159.7, upon which the dealers have available $14.1 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the second quarter and first half of 2020 was 24.4% and 24.5%, respectively, compared to 25.8% and 24.8% for the same periods in 2019, reflecting lower state tax expense in 2020 compared to 2019.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first half of 2020 was $19.4 compared to deferred income tax provision of $14.3 for the first half of 2019. The Company’s net deferred tax liability decreased to $653.4 at June 30, 2020 from $679.9 at December 31, 2019, primarily due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2020.

PACCAR FINANCIAL CORP.

Company Outlook

The Company continues to provide financing and leasing services and related support to customers during the COVID-19 pandemic. The size of the portfolio will be affected by the amount of new truck financing volume. Depending on the length and depth of the economic weakness associated with the pandemic, lower truck sales volume would result in lower volumes of new business. The lower level of economic activity is affecting some industries more than others. The Company does not have a concentration of exposure in any one segment or industry. Although past-dues and credit losses are at low levels, continued economic weakness could result in lower freight volumes which could adversely impact customers’ operating results and cash flows. The Company has granted a large number of loan modifications to customers seeking to conserve cash in this uncertain environment. Substantially all modifications related to the COVID-19 pandemic were completed in the six months ended June 30, 2020. The modifications, which generally provided payment relief for up to three months, were evaluated and granted to credit worthy customers on a case-by-case basis. If economic conditions further worsen, it would likely lead to more credit modification requests, higher past due accounts, increased provision for credit losses, and lower used truck values. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at June 30, 2020 are as follows:

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

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at June 30, 2020. Of this amount, $1,000.0 expires in June 2021, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,087.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $913.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2020.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of June 30, 2020 were $1,011.3 and $6,150.0, respectively.

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

The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PACCAR FINANCIAL CORP.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2019 Annual Report. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2020 except for the following:

COVID-19 Pandemic

The COVID-19 pandemic and various governmental responses to contain the outbreak have resulted in a significant reduction in global economic activity. National and local governments have issued various stay-at-home orders, travel restrictions and border closures affecting consumers and businesses. These restrictions have been lifted to various degrees in different locations, but are subject to being re-imposed. PACCAR’s operations have been designated as essential businesses in many jurisdictions as they support the transport of food, medical supplies and other essential materials which means PACCAR and the Company may operate under certain conditions including ensuring employee health and safety is maintained.

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

For Item 5, there was no reportable information during the six months ended June 30, 2020.

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

PACCAR Financial Corp.
(Registrant)

Date	August 3, 2020	/s/ Craig R. Gryniewicz
Craig R. Gryniewicz
President
(Authorized Officer)

/s/ Yi Zhang
Yi Zhang
Controller
(Chief Accounting Officer)