Form 10-K
period 2020-12-31
PACCAR FINANCIAL CORP
filed 2021-02-17
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 106th Avenue N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code is (425) 468-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series O Medium-Term Notes $250.0 Million Due August 11, 2021	PCAR21	The NASDAQ Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020:    None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2021:

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

PACCAR

PACCAR is a multinational company operating in three principal industry segments: (1) the Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment includes finance and leasing products and services provided to customers and dealers. Heavy-duty trucks have a gross vehicle weight (GVW) of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe and South America. Medium-duty trucks have a GVW ranging from 19,500 to 33,000 lbs (Class 6 to 7) in North America, and in Europe, light- and medium-duty trucks range between 6 and 16 metric tonnes. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. PACCAR’s Other business includes the manufacturing and marketing of industrial winches.

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. PACCAR also manufactures engines, primarily for use in PACCAR’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington; Mexicali, Mexico and Ste. Therese, Canada. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF cab-over-engine (COE) trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the United Kingdom.  PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil.  PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the United Kingdom. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 70% of total 2020 net sales and revenues.

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

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian Class 8 market was 30.1% of retail sales in 2020, and PACCAR’s medium-duty market share was 22.6% in 2020. In Europe, there are six principal competitors in the commercial truck market, including parent companies to three competitors of PACCAR in the U.S. In 2020, DAF had a 16.3% share of the European heavy-duty market and a 9.5% share of the light/medium duty market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

PACCAR Financial Corp.

(Millions of Dollars)

Aftermarket truck parts are sold and delivered to PACCAR’s independent dealers through PACCAR’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by PACCAR. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 21% of total 2020 net sales and revenues.

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

PACCAR’s common stock is traded on the NASDAQ Stock Market under the symbol PCAR. PACCAR and the Company are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the Securities and Exchange Commission (the “Commission”). All reports, proxy statements and other information filed by PACCAR and the Company with the Commission may be inspected and copied at the public reference facility maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549 or through the Commission’s internet site at www.sec.gov.

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

As of December 31, 2020, the Company employed 356 full-time employees, none of whom are represented by a collective bargaining agent.

Human Capital Management

The Company is committed to a strong, diverse and inclusive culture and the company’s excellent financial results reflect its human centered philosophy. The Company’s employees have access to robust benefits packages, comprehensive training programs, tuition assistance and a work environment that promotes safety and diversity.

The Company’s benefit packages support employee physical, emotional and financial well-being. Employee satisfaction and engagement are measured through periodic surveys. Employee training and development programs are extensive and comprehensive, including professional and technical skills training, compliance training, leadership development and management training. The Company has diversity councils that set goals to enhance business success through diverse and inclusive workplaces.

Safety is a key priority at the Company’s facilities. In response to the COVID-19 pandemic, the Company adapted its facilities for social distancing and implemented strong procedures to maintain appropriate health and safety protocols. The Company’s managers continuously address safety enhancements; provide regular and ongoing safety training; and use displays located in facilities to provide all employees with safety-related information.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of December 31, 2020 and 2019. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2020, 2019 and 2018.

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

As of December 31, 2020, the total notional amount of interest-rate swap contracts outstanding was $924.9. These swap contracts are accounted for as cash flow or fair value hedges.

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

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2018, the Company filed a shelf registration statement to issue medium-term notes. In February 2021, the Company issued $400.0 of medium-term notes under this registration. The shelf registration statement expires in November 2021 and does not limit the principal amount of debt securities that may be issued during the period. The Company intends to renew the registration prior to its expiration. The total principal amount of medium-term notes outstanding for the Company as of December 31, 2020 was $6,000.0. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2020. Of this amount, $1,000.0 expires in June 2021, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,087.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $913.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2020.

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $1,151.6 and $861.0 outstanding in loans due from PACCAR as of December 31, 2020 and 2019, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $669.5 and $651.5 outstanding in loans due from foreign finance affiliates of PACCAR as of December 31, 2020 and 2019, respectively. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil. Loans to these foreign affiliates during 2020 and 2019 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada, Australia and Brasil. The Company will not make loans to the foreign affiliates in excess of the equivalent of $750.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2020, 2019 and 2018 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

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

PACCAR Financial Corp.

(Millions of Dollars)

London Inter-Bank Offered Rate (LIBOR) Transition

Certain financing provided by the Company to dealers and retail customers, as well as financing extended to the Company, are based on variable interest rate contracts which utilize LIBOR to establish applicable contract interest rates. The Company also utilizes hedging instruments and has line of credit arrangements which reference LIBOR. In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for calculation of LIBOR after 2021. At this time it is not clear if LIBOR will continue to exist, and if not, what alternative benchmark rate(s) will replace LIBOR in the marketplace. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact currently active contracts which terminate after 2021, or after such other date when LIBOR may cease to exist.

Substantially all of the Company’s contracts which reference LIBOR, including dealer wholesale financing contracts, medium-term notes, hedging instruments and line of credit arrangements, include fall-back language that specifies the methods to establish contract interest rates in the absence of LIBOR, or provide for the use of an alternative benchmark rate should LIBOR be discontinued. The Company has efforts underway to offer new finance contracts which make use of alternative benchmark rates in replacement of all instances where LIBOR was previously used. These efforts are expected to be completed prior to December 31, 2021.

The Company has retail loan and lease contracts with a December 31, 2020 balance of approximately $103, or 1% of the Company’s assets, referencing LIBOR that extend beyond 2021 and do not contain fall-back language or provide for the use of an alternative benchmark rate.  The Company will seek to amend these contracts to allow for the use of an alternative benchmark rate.

Changes to benchmark rates will have an uncertain impact on finance receivables and other financial obligations, our current or future cost of funds and/or access to capital markets. The Company will attempt to minimize the impact of differences between the current and replacement benchmark rates through pricing adjustments on the financing provided by the Company, but it is not certain the Company will be able to do so. Based on the current balance of finance contracts referencing LIBOR, it is estimated that for a 10 basis point difference between the current and replacement benchmark rates that the Company is unable to recover through pricing adjustments, income before income taxes would decrease by approximately $1. Accordingly, the Company does not expect the anticipated changes to the use of LIBOR as a benchmark rate will have a material impact on the results of operations.

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

Not applicable.

PACCAR Financial Corp.

(Millions of Dollars)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All outstanding common stock is owned by PACCAR; therefore, there is no trading market in the Company’s common stock.

No dividends were declared in 2020, 2019 and 2018. A dividend of $100.0 was declared and paid to PACCAR in January 2021.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company.

Balance Sheet Data

	As of December 31
	2020	2019	2018	2017	2016
Total Assets	$10,210.5	$10,440.8	$9,295.3	$8,352.6	$8,330.5
Total Liabilities	8,373.7	8,675.4	7,626.9	6,782.3	7,157.5
Total Stockholder’s Equity	1,836.8	1,765.4	1,668.4	1,570.3	1,173.0

Income Statement Data

	Year ended December 31
	2020	2019	2018	2017	2016
Total interest and other revenues	$746.2	$762.0	$707.5	$672.4	$623.7
Total expenses	639.7	624.2	586.7	581.1	484.5
Income before income taxes	106.5	137.8	120.8	91.3	139.2
Income tax expense (benefit) (1)	25.7	34.6	28.3	(299.9)	50.3
Net income	$80.8	$103.2	$92.5	$391.2	$88.9

(1)	The Company’s 2017 income tax benefit was $299.9, primarily due to the change in U.S. tax law in 2017.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s results of operations for the years ended December 31, 2020 and 2019 are presented below. For information on the year ended December 31, 2018 refer to Part II, Item 7 in the 2019 Annual Report on Form 10-K.

	Year ended December 31
	2020	2019	% Change
New business volume by product:
Retail loans and finance leases	$2,263.2	$2,399.7	(6)
Equipment on operating leases	344.6	556.1	(38)
Dealer master notes	154.4	152.5	1
	$2,762.2	$3,108.3	(11)

Average earning assets by product:
Retail loans and finance leases	$5,352.8	$5,020.8	7
Equipment on operating leases	1,383.9	1,494.0	(7)
Dealer wholesale financing	1,405.1	1,512.9	(7)
Dealer master notes	118.2	67.3	76
	$8,260.0	$8,095.0	2

Revenue by product:
Retail loans and finance leases	$286.6	$285.9
Equipment on operating leases	369.8	389.9	(5)
Dealer wholesale financing	36.9	56.8	(35)
Dealer master notes	3.9	3.0	30
Used truck sales, other revenues and fees	49.0	26.4	86
	$746.2	$762.0	(2)

Income before income taxes	$106.5	$137.8	(23)

New Business Volume

New business volume from retail loans and finance leases in 2020 decreased 6% from 2019 due to lower retail sales of PACCAR trucks in 2020. Equipment on operating leases new business volume decreased 38% in 2020 from 2019, attributable to lower fleet business in 2020. Dealer master notes new business volume in 2020 increased 1% from 2019 due to increased finance volume from dealers.

Market share on financing of new PACCAR trucks increased to 24.5% in 2020 from 20.7% in 2019.

The Company has programs to assign new lease and loan contracts to third parties to generate new business and to limit the risk of portfolio concentration with certain large customers. These transactions are accounted for as sales of the related retail loans, finance leases, or equipment on operating leases, and are excluded from new business volume. The Company sold retail loans and finance leases with a book value of $41.9 and $38.6 in 2020 and 2019, and received cash proceeds of $44.6 and $40.0 in 2020 and 2019, respectively. The Company sold equipment under operating leases with a book value of $.3 and $2.4 in 2020 and 2019, and received cash proceeds of $.3 and $2.5 in 2020 and 2019, respectively. The Company retains servicing responsibilities for these retail loans and leases, and fees received for servicing are deferred and recognized over the contract term.

PACCAR Financial Corp.

(Millions of Dollars)

Income Before Income Taxes

The Company’s income before income taxes was $106.5 in 2020 compared to $137.8 in 2019. The decrease in income before income taxes in 2020 was primarily the result of lower operating lease margin of $30.0, lower results from used trucks and other of $4.1 and higher provision for losses of $3.3, partially offset by lower selling, general and administrative expenses (SG&A) of $9.2.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $210.3 at December 31, 2020 and $180.3 at December 31, 2019. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $55.5 in 2020 and $26.1 in 2019, including losses on multiple unit transactions of $22.6 in 2020 and $8.6 in 2019. Used truck losses (gains) related to repossessions, which are recognized as credit losses, were $.4 in 2020 compared to $(.6) in 2019.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2020 compared to 2019 are summarized below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
2019	$347.8	$179.7	$168.1
Increase (decrease)
Average finance receivables	11.6		11.6
Average receivables from PACCAR and affiliates	4.7		4.7
Average debt balances		6.2	(6.2)
Yields	(34.8)		(34.8)
Borrowing rates		(21.6)	21.6
Total decrease	(18.5)	(15.4)	(3.1)
2020	$329.3	$164.3	$165.0

•	Average finance receivables increased $275.1 in 2020 as a result of a larger retail portfolio.
•	Average receivables from PACCAR and affiliates increased $212.0 in 2020 as a result of new loans to affiliated companies exceeding collections.
•

Average debt balances increased $275.5 in 2020, reflecting funding requirements for the portfolio and affiliated companies. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields decreased due to lower yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.2% in 2020, compared to 4.6% in 2019. Yields on receivables from PACCAR and affiliates were 2.2% in 2020, compared to 2.7% in 2019.

•	Average borrowing rates in 2020 were 2.2% compared to 2.5% in 2019 due to lower debt market interest rates.

PACCAR Financial Corp.

(Millions of Dollars)

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2020 compared to 2019 are summarized below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
2019	$389.9	$351.6	$38.3
(Decrease) increase
Operating lease impairments		5.2	(5.2)
Results on returned lease assets		18.5	(18.5)
Average operating lease assets	(25.0)	(20.3)	(4.7)
Revenue and cost per asset	4.9	6.5	(1.6)
Total (decrease) increase	(20.1)	9.9	(30.0)
2020	$369.8	$361.5	$8.3

•	Operating lease impairments increased in 2020 due to higher used truck inventory resulting from higher lease returns and lower used truck market prices.
•	Results on returned lease assets were lower in 2020 compared to 2019, primarily due to higher losses on sales of returned lease units.
•	Average operating lease assets decreased due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue per asset increased by $4.9 primarily due to higher lease rates, cost per asset increased by $6.5 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2020 compared to 2019:

	Year ended December 31
	2020	2019
Used truck sales	$35.2	$12.2
Insurance, franchise and other revenues	11.9	12.1
Used truck sales and other revenues	47.1	24.3

Cost of used truck sales	39.9	14.2
Insurance, franchise and other expenses	4.0	2.8
Cost of used truck sales and other expenses	43.9	17.0

Results from used trucks and other	$3.2	$7.3

Results from used trucks and other decreased by $4.1 in 2020, primarily due to higher impairments on used trucks resulting from lower used truck market prices.

The Company’s SG&A decreased to $55.0 in 2020 from $64.2 in 2019. The decrease was due to lower personnel and related expenses as a result of cost controls. As a percentage of average earning assets, the Company’s SG&A decreased to .7% in 2020 from .8% in 2019.

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Year ended December 31
	2020*	2019
Balance at beginning of period	$65.4	$60.7
Provision for losses	15.0	11.7
Charge-offs	(14.0)	(13.9)
Recoveries	1.8	2.2
Balance at end of period	$68.2	$60.7

Ratios:
Charge-offs, net of recoveries ($12.2 in 2020) to average total portfolio ($6,876.1 in 2020)	.18%	.18%

Allowance for credit losses ($68.2 in 2020) to year-end total portfolio ($6,841.8 in 2020)	1.00%	.84%

Year-end retail loan and lease receivables past due over 30 days ($4.3 in 2020) to year-end retail loan and lease receivables ($5,622.4 in 2020)	.08%	.43%

* See page 32 New Accounting Pronouncements in "Note A - Significant Accounting Policies."

The provision for losses on receivables was $15.0 in 2020 compared to $11.7 in 2019, primarily due to a loss on one fleet customer.

Charge-offs, net of recoveries, were $12.2 in 2020 compared to $11.7 in 2019, reflecting continued good portfolio performance.

Retail loan and lease receivables past due over 30 days was .08% at December 31, 2020 compared to .43% at December 31, 2019, reflecting fleet customers that were past due in 2019 and are current as of December 31, 2020. The Company continues to focus on maintaining low past due balances.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied in accordance with ASU 2016-13 which the Company adopted on January 1, 2020. See “Critical Accounting Policies”, “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Credit Losses.

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

PACCAR Financial Corp.

(Millions of Dollars)

The post-modification balances of accounts modified during 2020 and 2019 are summarized below:

	Year ended December 31
	2020		2019
	Amortized Cost Basis	% of Total Portfolio*	Amortized Cost Basis	% of Total Portfolio*

Commercial	$190.5	2.8%	$258.4	3.6%
Insignificant Delay	1,423.2	20.8%	66.0	.9%
Credit - No Concession	13.8	.2%	.5
Credit - TDR	43.5	.6%	1.3
	$1,671.0	24.4%	$326.2	4.5%

*	Amortized cost basis immediately after modification as a percentage of the year-end portfolio balance.

Modification activity increased in 2020 compared to 2019, primarily due to the increase in Insignificant Delay modifications reflecting an increase in customers requesting payment relief for up to three months. Of the $1,423.2 Insignificant Delay modifications, $1,371.5 or 96% were payment relief for customers that were not past-due and were seeking to manage their liquidity needs because of the effects of the COVID-19 pandemic. The Credit – TDR modifications increased in 2020 compared to 2019, primarily due to the contract modification for two fleet customers.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified nil accounts during the fourth quarter of 2020 and $.5 of accounts during the fourth quarter of 2019 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	As of December 31
	2020	2019
Pro forma percentage of retail loan and lease accounts 30+ days past due	.08%	.44%

Modification of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2020 and 2019. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2020 and 2019.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31		December 31
	2020		2019
Retail loans	$4,133.1	60%	$3,774.3	52%
Retail leases	1,489.3	22%	1,492.7	21%
Dealer wholesale financing	1,021.1	15%	1,766.7	25%
Dealer master notes	131.1	2%	88.7	1%
Operating lease receivables and other	67.2	1%	65.0	1%
Total portfolio	$6,841.8	100%	$7,187.4	100%

Retail loans increased to $4,133.1 at December 31, 2020 from $3,774.3 at December 31, 2019, reflecting new business volume exceeding collections.

Retail leases decreased to $1,489.3 at December 31, 2020 from $1,492.7 at December 31, 2019, reflecting collections exceeding new business volume.

PACCAR Financial Corp.

(Millions of Dollars)

Dealer wholesale financing balances decreased to $1,021.1 at December 31, 2020 from $1,766.7 at December 31, 2019 due to lower dealer new truck inventory.

Dealer master notes were $131.1 at December 31, 2020 compared to $88.7 at December 31, 2019. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of December 31, 2020, the underlying pledged contracts were $189.6 of which the dealers have $43.9 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate was 24.1% for 2020 compared to 25.1% for 2019, reflecting lower state tax expense in 2020 compared to 2019.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

During 2020, the Company’s deferred income tax benefit was $35.1 compared to $50.6 deferred income tax provision during 2019. The Company’s net deferred tax liability decreased to $639.4 at December 31, 2020 from $679.9 at December 31, 2019 primarily due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2021.

Company Outlook

Average earning assets in 2021 are expected to be comparable to 2020. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2020 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2018, the Company filed a shelf registration statement to issue medium-term notes. In February 2021, the Company issued $400.0 of medium-term notes under this registration. The shelf registration statement expires in November 2021 and does not limit the principal amount of debt securities that may be issued during the period. The Company intends to renew the registration prior to its expiration.

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2020. Of this amount, $1,000.0 expires in June 2021, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,087.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $913.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2020.

PACCAR Financial Corp.

(Millions of Dollars)

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of December 31, 2020 were $1,306.1 and $6,000.0, respectively.

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

The following summarizes the Company’s contractual cash commitments at December 31, 2020:

	Maturity
	Within			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Borrowings*	$3,106.1	$3,500.0	$700.0		$7,306.1
Interest on debt**	96.8	85.6	11.9		194.3
Operating leases	.5	.4			.9
Total	$3,203.4	$3,586.0	$711.9		$7,501.3

*	Commercial paper included in borrowings is at par value.
**	Interest on floating rate debt is based on the applicable market rates at December 31, 2020.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space.

In addition, the Company had loan and lease commitments of $403.2 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

PACCAR Financial Corp.

(Millions of Dollars)

During 2020 and 2019, market values on equipment returning upon operating lease maturity were generally lower than the residual values on the equipment, resulting in additional depreciation expense of $28.7 and $16.4, respectively.

At December 31, 2020, the aggregate residual value of equipment on operating leases was $693.7. If a 10% decrease in used truck values persisted over the remaining maturities of the Company's operating leases, it would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $17.7 in 2021, $18.1 in 2022, $17.4 in 2023, $12.4 in 2024 and $3.7 in 2025 and thereafter.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases.

PACCAR Financial Corp.

(Millions of Dollars)

The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 30% and 65%. Over the past two years, the Company’s year-end 30+ days past due accounts of loan and lease receivables were .08% in 2020 and .43% in 2019.

Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 1 to 45 basis points of receivables. As of December 31, 2020, 30+ days past dues were .08%. If past dues were 100 basis points higher or 1.08% as of December 31, 2020, the Company’s estimate of credit losses would likely have increased by a range of $1 million to $25 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

Fair Value (Losses) Gains

	Year ended December 31
	2020	2019
Assets
Fixed rate loans	$(81.6)	$(73.6)
Due from PACCAR	(24.8)	(18.5)
Due from foreign finance affiliates	(6.4)	(7.2)
Interest rate swaps related to debt	(1.2)	1.9

Liabilities
Fixed rate debt	102.3	96.4
Interest rate swaps related to debt	16.3	15.9
Total	$4.6	$14.9

The Company’s debt as of December 31, 2020 and 2019 consisted of commercial paper and floating and fixed rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15 – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) (the Company) as of December 31, 2020 and 2019, the related statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Used trucks held for sale

Description of the Matter

Included in Other assets on the Company’s Balance Sheet are used trucks held for sale of $210.3 million as of December 31, 2020. As discussed in Note J to the financial statements, the carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles.

Auditing management’s estimate of the impairments for used trucks held for sale was complex and required judgment in evaluating management’s assumptions used in determining the fair value of units held for sale.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the used trucks held for sale process, including management’s assessment of the assumptions and data underlying the fair value of units held for sale.

Our audit procedures included, among others, assessing the inputs, which are based on historical sales data, in the used truck pricing matrix used to determine the fair value of units held for sale. We evaluated whether this historical data was representative of current circumstances and of the recent sales trends for similar units by comparing the data to sales of similar units at or subsequent to period end. We tested the completeness and accuracy of used truck sales data and unit specifications from underlying systems and data warehouses that are used in the pricing matrix. We also evaluated the unit specification adjustments in the used truck pricing matrix and compared management’s internal pricing matrix to sales data from third-party sources.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1961.

Seattle, Washington

February 17, 2021

PACCAR Financial Corp.

STATEMENTS OF INCOME
	Year ended December 31
(Millions of Dollars)	2020	2019	2018
Interest and fee income	$329.3	$347.8	$277.2
Operating lease and rental revenues	369.8	389.9	406.9
Used truck sales and other revenues	47.1	24.3	23.4
TOTAL INTEREST AND OTHER REVENUES	746.2	762.0	707.5

Interest and other borrowing costs	164.3	179.7	138.5
Depreciation and other rental expenses	361.5	351.6	365.4
Cost of used truck sales and other expenses	43.9	17.0	17.8
Selling, general and administrative expenses	55.0	64.2	56.4
Provision for losses on receivables	15.0	11.7	8.6
TOTAL EXPENSES	639.7	624.2	586.7

INCOME BEFORE INCOME TAXES	106.5	137.8	120.8

Income taxes	25.7	34.6	28.3
NET INCOME	$80.8	$103.2	$92.5

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME
	Year ended December 31
(Millions of Dollars)	2020	2019	2018
Net income	$80.8	$103.2	$92.5
Other comprehensive (loss) income
Unrealized (losses) income on derivative contracts
(Losses) income arising during the period	(27.2)	(16.2)	.7
Tax effect	6.7	4.0	(.2)
Reclassification adjustment	10.1	(1.3)	(2.7)
Tax effect	(2.5)	.3	.7
Net other comprehensive loss	(12.9)	(13.2)	(1.5)
Reclassification to retained earnings in accordance with ASU 2018-02			.4
TOTAL COMPREHENSIVE INCOME	$67.9	$90.0	$91.4

See Notes to Financial Statements.

PACCAR Financial Corp.

BALANCE SHEETS
	December 31	December 31
(Millions of Dollars)	2020	2019
ASSETS

Cash	$48.0	$53.3
Finance and other receivables, net of allowance for losses (2020 - $68.2 and 2019 - $60.7)	6,773.6	7,126.7
Due from PACCAR and affiliates	1,860.5	1,557.2
Equipment on operating leases, net of accumulated depreciation (2020 - $624.6 and 2019 - $605.9)	1,238.3	1,427.6
Other assets	290.1	276.0
TOTAL ASSETS	$10,210.5	$10,440.8

LIABILITIES

Accounts payable, accrued expenses and other	$396.3	$457.1
Due to PACCAR and affiliates	31.0	13.9
Commercial paper	1,305.9	1,975.0
Medium-term notes	5,990.8	5,535.2
Deferred taxes and other liabilities	649.7	694.2
TOTAL LIABILITIES	8,373.7	8,675.4

STOCKHOLDER'S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	147.9	140.9
Retained earnings	1,668.7	1,591.4
Accumulated other comprehensive loss	(25.3)	(12.4)
TOTAL STOCKHOLDER'S EQUITY	1,836.8	1,765.4
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,210.5	$10,440.8

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS
	Year ended December 31
(Millions of Dollars)	2020	2019	2018
OPERATING ACTIVITIES

Net income	$80.8	$103.2	$92.5
Items included in net income not affecting cash:
Depreciation and amortization	342.3	327.7	337.0
Provision for losses on receivables	15.0	11.7	8.6
Deferred taxes	(35.1)	50.6	36.2
Administrative fees for services from PACCAR	7.0	7.0	7.1
Change in tax-related balances with PACCAR	26.9	6.6	96.4
(Decrease) increase in payables and other	(113.8)	65.5	85.9

NET CASH PROVIDED BY OPERATING ACTIVITIES	323.1	572.3	663.7

INVESTING ACTIVITIES

Finance and other receivables originated	(2,469.0)	(2,593.4)	(2,318.8)
Collections on finance and other receivables	2,075.8	2,063.4	1,760.2
Net decrease (increase) in wholesale receivables	745.6	(587.7)	(265.2)
Loans to PACCAR and affiliates	(737.0)	(420.0)	(656.0)
Collections on loans from PACCAR and affiliates	442.0	477.0	225.5
Net increase in other receivables and leases to PACCAR and affiliates	(13.6)	(26.0)	(12.6)
Acquisition of equipment for operating leases	(324.5)	(523.8)	(398.6)
Proceeds from disposal of equipment	158.8	163.6	283.6
Other	20.6	(32.8)	(8.2)

NET CASH USED IN INVESTING ACTIVITIES	(101.3)	(1,479.7)	(1,390.1)

FINANCING ACTIVITIES

Net (decrease) increase in short-term commercial paper	(670.9)	243.2	295.1
Proceeds from medium-term notes and other commercial paper	1,622.3	2,042.7	1,743.4
Payments of medium-term notes and other commercial paper	(1,178.5)	(1,400.0)	(1,300.0)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(227.1)	885.9	738.5
NET (DECREASE) INCREASE IN CASH	(5.3)	(21.5)	12.1
CASH AT BEGINNING OF YEAR	53.3	74.8	62.7
CASH AT END OF YEAR	$48.0	$53.3	$74.8

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY
	Year ended December 31
(Millions of Dollars)	2020	2019	2018
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	140.9	133.9	126.8
Investments from PACCAR	7.0	7.0	7.1
Balance at end of year	147.9	140.9	133.9

RETAINED EARNINGS

Balance at beginning of year	1,591.4	1,488.2	1,396.1
Net income	80.8	103.2	92.5
Cumulative effect of change in accounting principles	(3.5)		(.4)
Balance at end of year	1,668.7	1,591.4	1,488.2

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of year	(12.4)	.8	1.9
Net unrealized loss	(12.9)	(13.2)	(1.5)
Reclassification to retained earnings in accordance with ASU 2018-02			.4
Balance at end of year	(25.3)	(12.4)	.8
TOTAL STOCKHOLDER’S EQUITY	$1,836.8	$1,765.4	$1,668.4

See Notes to Financial Statements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

On average, modifications extended contractual terms by approximately three months in 2020 and four months in 2019 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2020 or 2019.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2020 or December 31, 2019. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio was $1.6 at December 31, 2020.

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

Income Taxes:

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2020, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2014. PACCAR’s tax returns remain subject to examination in other jurisdictions for the years ranging from 2013 through 2019.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying Generally Accepted Accounting Principles (GAAP) to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. The Company adopted this ASU as of October 1, 2020. The Company will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. The Company does not expect the standard to have a material impact on its financial statements.

The Company adopted the following standards on January 1, 2020, which had no material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.
2018-15	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables include the following:

	December 31	December 31
	2020	2019
Retail loans	$4,133.1	$3,774.3
Retail financing leases	1,489.3	1,492.7
Dealer wholesale financing	1,021.1	1,766.7
Dealer master notes	131.1	88.7
Operating lease receivables and other	67.2	65.0
	6,841.8	7,187.4
Less allowance for credit losses:
Loans and leases	(65.2)	(57.0)
Dealer wholesale financing	(1.3)	(1.9)
Operating lease receivables and other	(1.7)	(1.8)
	$6,773.6	$7,126.7

Annual minimum payments due on loans and finance leases and a reconciliation of the undiscounted cash flows to the amortized cost basis of finance leases are as follows:

	Loans	Finance Leases
2021	$1,218.9	$474.1
2022	1,044.0	359.7
2023	900.2	316.7
2024	696.4	215.1
2025	297.4	128.6
Thereafter	107.3	72.2
	$4,264.2	1,566.4
Unguaranteed residual values		66.4
Unearned interest on finance leases		(143.5)
Amortized cost basis of finance leases		$1,489.3

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $13.3 and $18.3 as of December 31, 2020 and 2019, respectively.

Interest income recognized on finance leases was $65.1 and $64.5 for the years ended December 31, 2020 and 2019, respectively. Estimated residual values included with finance leases amounted to $66.4 in 2020 and $70.8 in 2019. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, collection experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while other may be extended or modified.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2020
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total**
Balance at January 1	$1.9	$7.9	$53.7	$1.9	$65.4
(Benefit) provision for losses	(.6)	(.4)	15.9	.1	15.0
Charge-offs			(13.5)	(.5)	(14.0)
Recoveries			1.6	.2	1.8
Balance at December 31	$1.3	$7.5	$57.7	$1.7	$68.2

	2019
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$3.1	$8.4	$47.7	$1.5	$60.7
(Benefit) provision for losses	(.8)	(.5)	10.3	2.7	11.7
Charge-offs	(.4)		(11.1)	(2.4)	(13.9)
Recoveries			2.2		2.2
Balance at December 31	$1.9	$7.9	$49.1	$1.8	$60.7

	2018
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$2.4	$7.9	$46.9	$1.2	$58.4
Provision for losses	.7	.5	6.2	1.2	8.6
Charge-offs			(7.9)	(.9)	(8.8)
Recoveries			2.5		2.5
Balance at December 31	$3.1	$8.4	$47.7	$1.5	$60.7

*	Operating lease and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At December 31, 2020	Wholesale	Retail	Retail	Total
Amortized cost basis for impaired finance receivables evaluated individually			$37.1	$37.1

Allowance for impaired finance receivables determined individually			$1.2	$1.2

Amortized cost basis for finance receivables evaluated collectively	$1,021.1	$1,461.3	$4,255.1	$6,737.5

Allowance for finance receivables determined collectively	$1.3	$7.5	$56.5	$65.3

	Dealer		Customer
At December 31, 2019	Wholesale	Retail	Retail	Total
Amortized cost basis for impaired finance receivables evaluated individually			$25.2	$25.2

Allowance for impaired finance receivables determined individually			$2.3	$2.3

Amortized cost basis for finance receivables evaluated collectively	$1,766.7	$1,411.4	$3,919.1	$7,097.2

Allowance for finance receivables determined collectively	$1.9	$7.9	$46.8	$56.6

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The amortized cost basis for finance receivables that are on non-accrual status is as follows:

	December 31	December 31
	2020	2019
Fleet	$35.1	$21.8
Owner/Operator	2.0	3.4
	$37.1	$25.2

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The amortized cost basis of impaired loans as of December 31, 2020 and 2019 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At December 31, 2020	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$13.1	$1.9	$15.0
Associated allowance			(.6)	(.3)	(.9)
Net carrying amount of impaired loans with a specific reserve			12.5	1.6	14.1
Impaired loans with no specific reserve				.1	.1
Net carrying amount of impaired loans			$12.5	$1.7	$14.2

Average amortized cost basis for impaired loans			$19.4	$2.5	$21.9

	Dealer		Customer Retail
				Owner/
At December 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$4.6	$2.9	$7.5
Associated allowance			(.9)	(.6)	(1.5)
Net carrying amount of impaired loans with a specific reserve			3.7	2.3	6.0
Impaired loans with no specific reserve			6.7	.4	7.1
Net carrying amount of impaired loans			$10.4	$2.7	$13.1

Average amortized cost basis for impaired loans	$4.9		$9.3	$2.9	$17.1

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	2020	2019	2018
Fleet	$1.2	$.6	$1.1
Owner/Operator	.2	.2	.2
	$1.4	$.8	$1.3

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of December 31, 2020 and 2019. The Company retains as collateral a security interest in the related equipment. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2020, 2019 and 2018.

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

The tables below summarizes the amortized cost basis of the Company’s finance receivables by credit quality indicator by year of origination and portfolio class.

At December31, 2020	Revolving Loans	2020	2019	2018	2017	2016	Prior	Total
Dealer:
Wholesale:
Performing	$1,013.6							$1,013.6
Watch	7.5							7.5
At-risk
	$1,021.1							$1,021.1
Retail:
Performing	$20.7	$435.7	$417.3	$211.5	$149.4	$84.4	$120.7	$1,439.7
Watch		5.2	10.5	4.5	1.4			21.6
At-risk
	$20.7	$440.9	$427.8	$216.0	$150.8	$84.4	$120.7	$1,461.3
Total Dealer	$1,041.8	$440.9	$427.8	$216.0	$150.8	$84.4	$120.7	$2,482.4

Customer Retail:
Fleet:
Performing		$1,520.9	$1,066.6	$607.0	$255.8	$132.0	$39.9	$3,622.2
Watch		7.2	10.9	5.1	3.1	.2	1.0	27.5
At-risk		.2	15.3	9.9	8.0	1.1	.6	35.1
		$1,528.3	$1,092.8	$622.0	$266.9	$133.3	$41.5	$3,684.8
Owner/Operator:
Performing		$285.1	$166.6	$91.1	$39.3	$18.3	$4.5	$604.9
Watch		.1	.2	.2				.5
At-risk		.1	.5	.8	.1	.2	.3	2.0
		$285.3	$167.3	$92.1	$39.4	$18.5	$4.8	$607.4
Total Customer Retail		$1,813.6	$1,260.1	$714.1	$306.3	$151.8	$46.3	$4,292.2
Total	$1,041.8	$2,254.5	$1,687.9	$930.1	$457.1	$236.2	$167.0	$6,774.6

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

	Dealer		Customer Retail
				Owner/
At December 31, 2020	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$1,021.1	$1,461.3	$3,681.9	$606.0	$6,770.3
31 – 60 days past-due			.2	.9	1.1
Greater than 60 days past-due			2.7	.5	3.2
	$1,021.1	$1,461.3	$3,684.8	$607.4	$6,774.6

	Dealer		Customer Retail
				Owner/
At December 31, 2019	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$1,766.7	$1,411.4	$3,425.2	$496.2	$7,099.5
31 – 60 days past-due			10.4	2.5	12.9
Greater than 60 days past-due			9.0	1.0	10.0
	$1,766.7	$1,411.4	$3,444.6	$499.7	$7,122.4

Troubled Debt Restructurings

The balance of TDRs was $32.5 and $3.2 at December 31, 2020 and 2019, respectively. At modification date, the pre- and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class are as follows:

	2020		2019
	Amortized cost basis		Amortized cost basis
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$42.8	$42.8	$1.2	$1.2
Owner/Operator	.7	.7	.1	.1
	$43.5	$43.5	$1.3	$1.3

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2020 and 2019.

There were $2.0 and nil of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in 2020 and 2019, respectively. The $2.0 represented one fleet customer that was charged off in the twelve months ended December 31, 2020. The TDRs that subsequently defaulted during 2020 did not significantly impact the Company’s allowance for credit losses at December 31, 2020.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at December 31, 2020 and 2019 was $10.9 and $7.8, respectively.

Proceeds from the sales of repossessed assets were $28.7, $19.6 and $18.8 for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Income.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation, generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2021 of $672.2 are due as follows: $281.7 in 2021, $206.1 in 2022, $123.5 in 2023, $49.5 in 2024 and $11.4 in 2025 and thereafter. Depreciation expense related to equipment on operating leases was $325.5, $311.2 and $319.7 in 2020, 2019 and 2018, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2020, 2019 and 2018 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil. Loans to these foreign affiliates during 2020 and 2019 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth, and Peterbilt independent dealer networks in Europe, Mexico, Canada, Australia and Brasil. The Company will not make loans to the foreign affiliates in excess of the equivalent of $750.0 U.S. dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Amounts outstanding at December 31, 2020 and 2019, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	December 31	December 31
	2020	2019
Due from PACCAR and affiliates
Loans due from PACCAR	$1,151.6	$861.0
Loans due from foreign finance affiliates	669.5	651.5
Tax-related receivable due from PACCAR		16.5
Receivables	39.4	28.2
	$1,860.5	$1,557.2

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$10.4
Payables	20.6	$13.9
	$31.0	$13.9

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR and the tax-related payable due to PACCAR represent the related tax benefit or provision to be settled with PACCAR.

PACCAR has issued letters of credit as of December 31, 2020 in the amount of $.7 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. Fees for the services were $7.0 in both 2020 and 2019 and $7.1 in 2018 and are included in Additional paid-in capital.

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

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $3.5, $3.4 and $3.7 for the years 2020, 2019 and 2018, respectively, and are included in Selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for the defined contribution plan were $1.9 in both 2020 and 2019 and $1.6 in 2018 and are included in Selling, general and administrative expenses.

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive income (loss) (AOCI) of $(25.3) and $(12.4) at December 31, 2020 and 2019, respectively, is comprised of the unrealized net (loss) gain on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance at beginning of year	$(12.4)	$.8	$1.9
Amounts recorded in AOCI
Unrealized (loss) gain on derivative contracts	(27.2)	(16.2)	.7
Income tax effect	6.7	4.0	(.2)
Amounts reclassified out of AOCI
Interest and other borrowing costs	10.1	(1.3)	(2.7)
Income taxes	(2.5)	.3	.7
Net other comprehensive loss	(12.9)	(13.2)	(1.5)
Reclassification to retained earnings in accordance with ASU 2018-02			.4
Balance at end of year	$(25.3)	$(12.4)	$.8

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

At December 31, 2020, the notional amount of these contracts totaled $924.9 with amounts expiring over the next 7.5 years. Notional maturities for all interest-rate contracts are $327.1 for 2021, $399.6 for 2022, $31.5 for 2023, $67.6 for 2024, nil for 2025 and $99.1 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	As of December 31
	2020		2019
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$1.6		$1.8
Accounts payable, accrued expenses and other		$30.4		$12.7
Gross amounts recognized in Balance Sheets	1.6	30.4	1.8	12.7

Less amounts not offset in financial instruments	(1.1)	(1.1)	(.9)	(.9)
Pro forma net amount	$.5	$29.3	$.9	$11.8

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (AOCI). The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.5 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of loss recorded in AOCI at December 31, 2020 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $10.0, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31	December 31
	2020	2019
Medium-term notes
Carrying amount of hedged liabilities	$90.9	$90.5
Cumulative basis adjustment included in the carrying amount	.9	.5

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(.4) and $(1.5) as of December 31, 2020 and 2019, respectively.

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Income:

	As of December 31
	2020	2019
(Gain) loss on fair value hedges
Derivatives	$(.3)	$(1.9)
Hedged items	1.4	3.3
Loss (gain) on cash flow hedges
Reclassified from AOCI into income	10.1	(1.3)
	$11.2	$.1

NOTE G – BORROWINGS

The carrying amounts of borrowings are summarized as follows:

	As of December 31
	2020		2019
	Effective		Effective
	Rate	Borrowings	Rate	Borrowings
Commercial paper	.6%	$1,305.9	1.8%	$1,975.0
Medium-term notes	2.2%	5,990.8	2.5%	5,535.2
	1.9%	$7,296.7	2.3%	$7,510.2

Commercial paper and medium-term notes borrowings were $7,296.7 and $7,510.2 at December 31, 2020 and 2019, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(9.4) and $(16.8) at December 31, 2020 and 2019, respectively. The effective rate is the weighted average rate as of December 31, 2020 and includes the effects of interest-rate swap agreements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The annual principal maturities of the borrowings are as follows:

	Commercial	Term
	Paper	Notes	Total
2021	$1,306.1	$1,800.0	$3,106.1
2022		1,750.0	1,750.0
2023		1,750.0	1,750.0
2024		300.0	300.0
2025		400.0	400.0
	$1,306.1	$6,000.0	$7,306.1

Interest expense on borrowings amounted to $153.0, $168.8 and $127.5 for 2020, 2019 and 2018, respectively. Interest paid on borrowings was $145.8, $164.2 and $118.0 in 2020, 2019 and 2018, respectively.

In November 2018, the Company filed a shelf registration statement under the Securities Act of 1933. In February 2021, the Company issued $400.0 of medium-term notes under this registration. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during the period. The Company intends to renew the registration prior to its expiration.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2020. Of this amount, $1,000.0 expires in June 2021, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,087.0 is available for use by the Company and/or PACCAR and/or PACCAR Financial Europe. The remaining $913.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2020.

NOTE I – INCOME TAXES

The Company’s effective income tax rate was 24.1% for 2020 compared to 25.1% for 2019, reflecting lower state tax expense in 2020 compared to 2019.

The components of the Company’s provision for income taxes include the following:

	Year ended December 31
	2020	2019	2018
Current provision (benefit)
Federal	$54.7	$(26.0)	$(8.1)
State	6.1	10.0	.2
	60.8	(16.0)	(7.9)
Deferred (benefit) provision
Federal	(33.3)	53.5	33.5
State	(1.8)	(2.9)	2.7
	(35.1)	50.6	36.2
Total provision for income taxes	$25.7	$34.6	$28.3

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	Year ended December 31
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
Effect of state	3.1%	4.1%	2.4%
	24.1%	25.1%	23.4%

Cash paid for income taxes was nil, $2.6 and $4.1 in 2020, 2019 and 2018, respectively.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	December 31	December 31
	2020	2019
Deferred tax assets:
Allowance for losses on receivables	$16.7	$15.0
Derivative liability	7.2	2.2
Other	11.0	11.6
Deferred tax liabilities:
Depreciation	(674.3)	(708.7)
Net deferred tax liability	$(639.4)	$(679.9)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2020. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	December 31	December 31
Level 2	2020	2019
Assets:
Impaired loans, net of specific reserves (2020 - $.1 and 2019 - nil)	$1.9
Used trucks held for sale	112.3	$121.9
Derivative contracts	1.6	1.8
Liabilities:
Derivative contracts	$30.4	$12.7

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at December 31, 2020 and 2019 were $24.2 and $19.9 during 2020 and 2019, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	December 31		December 31
	2020		2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$1,061.0	$1,090.9	$821.0	$833.9
Due from foreign finance affiliates	490.0	496.0	450.0	458.1
Fixed rate loans	3,961.0	4,051.5	3,667.8	3,725.8
Liabilities:
Fixed rate debt	$5,402.4	$5,548.9	$4,797.1	$4,848.3

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE K – QUARTERLY RESULTS (UNAUDITED)

	QUARTER
	First	Second	Third	Fourth
2020
Interest and other revenues	$192.5	$181.3	$187.9	$184.5
Income before income taxes	23.7	27.0	26.2	29.6
Net income	17.9	20.4	19.8	22.7

2019
Interest and other revenues	$184.0	$189.1	$191.9	$197.0
Income before income taxes	38.8	39.5	29.5	30.0
Net income	29.6	29.3	21.4	22.9

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company believes that any reasonably possible range of losses with respect to these matters in addition to amounts accrued is not material to the Company’s financial statements.

At December 31, 2020, the Company has loan and lease commitments of $403.2 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $1.0 and $.9 in 2020 and 2019, respectively.

Other Fees

No other fees were charged to the Company by the principal accountant.

As a wholly owned subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2020 proxy statement. During the year ended December 31, 2020, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2020, 2019 and 2018

Statements of Comprehensive Income – Years Ended December 31, 2020, 2019 and 2018

Balance Sheets – December 31, 2020 and 2019

Statements of Cash Flows – Years Ended December 31, 2020, 2019 and 2018

Statements of Stockholder’s Equity – Years Ended December 31, 2020, 2019 and 2018

Notes to Financial Statements – December 31, 2020, 2019 and 2018

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the financial statements and notes thereto.

(3) Listing of Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3(i)	001-11677

	(ii)	Restated By-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(c)	Forms of Medium-Term Note, Series P	S-3	November 2, 2018	4.2 and 4.3	333-228141
	(d)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(e)	001-116677

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434

(23)		Consent of Independent Registered Public Accounting Firm*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(101.SCH)		Inline XBRL Taxonomy Extension Schema Document*

(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		Inline XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		Inline XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		Inline XBRL Taxonomy Extension Presentation Linkbase Document*

(104)		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	filed herewith

PACCAR Financial Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

Date	February 17, 2021	/s/ C. R. Gryniewicz
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