Form 10-Q
period 2021-03-31
PACCAR FINANCIAL CORP
filed 2021-05-03
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Common Stock, $100 par value—145,000 shares as of April 30, 2021

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP.

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended
	March 31
(Millions of Dollars)	2021	2020
Interest and fee income	$77.1	$88.4
Operating lease and rental revenues	85.8	96.8
Used truck sales and other revenues	17.3	7.3

TOTAL INTEREST AND OTHER REVENUES	180.2	192.5

Interest and other borrowing costs	36.0	45.2
Depreciation and other rental expenses	81.2	92.5
Cost of used truck sales and other expenses	15.6	6.3
Selling, general and administrative expenses	13.6	14.6
Provision for losses on receivables	.6	10.2

TOTAL EXPENSES	147.0	168.8

INCOME BEFORE INCOME TAXES	33.2	23.7

Income taxes	7.7	5.8

NET INCOME	$25.5	$17.9
COMPREHENSIVE INCOME	$34.8	$.3
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,668.7	$1,591.4
RETAINED EARNINGS AT END OF PERIOD	$1,594.2	$1,605.8

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

BALANCE SHEETS	March 31	December 31
	2021	2020*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$40.6	$48.0
Finance and other receivables, net of allowance for losses (2021 - $68.6 and 2020 - $68.2)	6,764.6	6,773.6
Due from PACCAR and affiliates	1,649.3	1,860.5
Equipment on operating leases, net of accumulated depreciation (2021 - $631.5 and 2020 - $624.6)	1,182.5	1,238.3
Other assets	277.4	290.1

TOTAL ASSETS	$9,914.4	$10,210.5

LIABILITIES
Accounts payable, accrued expenses and other	$421.6	$396.3
Due to PACCAR and affiliates	69.2	31.0
Commercial paper	1,295.4	1,305.9
Medium-term notes	5,739.1	5,990.8
Deferred taxes and other liabilities	612.6	649.7

TOTAL LIABILITIES	8,137.9	8,373.7

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	152.8	147.9
Retained earnings	1,594.2	1,668.7
Accumulated other comprehensive loss	(16.0)	(25.3)

TOTAL STOCKHOLDER'S EQUITY	1,776.5	1,836.8

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,914.4	$10,210.5

*	The December 31, 2020 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions of Dollars)	2021	2020
OPERATING ACTIVITIES
Net income	$25.5	$17.9
Items included in net income not affecting cash:
Depreciation and amortization	77.6	87.3
Provision for losses on receivables	.6	10.2
Deferred taxes	(38.1)	(9.5)
Administrative fees for services from PACCAR	4.9	5.1
Change in tax-related balances with PACCAR	37.1	39.1
Decrease in payables and other	(3.8)	(43.4)

NET CASH PROVIDED BY OPERATING ACTIVITIES	103.8	106.7

INVESTING ACTIVITIES
Finance and other receivables originated	(643.9)	(507.9)
Collections on finance and other receivables	582.3	467.2
Net decrease (increase) in wholesale receivables	69.0	(30.9)
Loans to PACCAR and affiliates	(90.0)	(15.0)
Collections on loans from PACCAR and affiliates	211.0	70.0
Net decrease (increase) in other receivables to PACCAR and affiliates	84.5	(393.9)
Acquisition of equipment for operating leases	(45.5)	(93.9)
Proceeds from disposal of equipment	111.2	31.2
Other	(28.5)	(11.4)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	250.1	(484.6)

FINANCING ACTIVITIES
Net (decrease) increase in short-term commercial paper	(10.5)	381.6
Proceeds from medium-term notes and other commercial paper	399.2	376.7
Payments of medium-term notes and other commercial paper	(650.0)	(400.0)
Dividends paid	(100.0)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(361.3)	358.3

NET DECREASE IN CASH	(7.4)	(19.6)

CASH AT BEGINNING OF PERIOD	48.0	53.3

CASH AT END OF PERIOD	$40.6	$33.7

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)	Three Months Ended
	March 31
(Millions of Dollars)	2021	2020
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0
Balance at end of period	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5
Balance at end of period	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	147.9	140.9
Investments from PACCAR	4.9	5.1
Balance at end of period	152.8	146.0

RETAINED EARNINGS

Balance at beginning of period	1,668.7	1,591.4
Net income	25.5	17.9
Cumulative effect of change in accounting principle		(3.5)
Dividends paid	(100.0)
Balance at end of period	1,594.2	1,605.8

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of period	(25.3)	(12.4)
Net unrealized gain (loss)	9.3	(17.6)
Balance at end of period	(16.0)	(30.0)

TOTAL STOCKHOLDER'S EQUITY	$1,776.5	$1,767.3

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	March 31	December 31
	2021	2020
Retail loans	$4,225.3	$4,133.1
Retail financing leases	1,447.2	1,489.3
Dealer wholesale financing	952.1	1,021.1
Dealer master notes	122.9	131.1
Operating lease receivables and other	85.7	67.2
	6,833.2	6,841.8

Less allowance for credit losses:
Loans and leases	(65.5)	(65.2)
Dealer wholesale financing	(1.3)	(1.3)
Operating lease receivables and other	(1.8)	(1.7)
	$6,764.6	$6,773.6

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $14.1 and $13.3 as of March 31, 2021 and December 31, 2020, respectively.

Interest income recognized on finance leases was $16.3 and $16.5 for the three months ended March 31, 2021 and 2020, respectively. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2021 or December 31, 2020. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately four months in 2021 and three months in 2020, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2021 or December 31, 2020.

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

The allowance for credit losses is summarized as follows:

	2021
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.3	$7.5	$57.7	$1.7	$68.2
(Benefit) provision for losses		(.2)	.7	.1	.6
Charge-offs			(.7)		(.7)
Recoveries			.5		.5

Balance at March 31	$1.3	$7.3	$58.2	$1.8	$68.6

	2020
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total**
Balance at January 1	$1.9	$7.9	$53.8	$1.8	$65.4
Provision (benefit) for losses		.2	10.2	(.2)	10.2
Charge-offs			(7.2)	(.1)	(7.3)
Recoveries			.4	.1	.5

Balance at March 31	$1.9	$8.1	$57.2	$1.6	$68.8

*	Operating lease and other trade receivables.
**	The beginning balance has been adjusted for the adoption of Accounting Standards Update 2016-13.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Information regarding finance receivables evaluated and the associated allowances determined individually and collectively is as follows:

	Dealer		Customer
At March 31, 2021	Wholesale	Retail	Retail	Total
Amortized cost basis for impaired finance receivables evaluated individually			$36.5	$36.5
Allowance for impaired finance receivables determined individually			$.9	$.9
Amortized cost basis for finance receivables evaluated collectively	$952.1	$1,418.1	$4,340.8	$6,711.0
Allowance for finance receivables determined collectively	$1.3	$7.3	$57.3	$65.9

	Dealer		Customer
At December 31, 2020	Wholesale	Retail	Retail	Total
Amortized cost basis for impaired finance receivables evaluated individually			$37.1	$37.1
Allowance for impaired finance receivables determined individually			$1.2	$1.2
Amortized cost basis for finance receivables evaluated collectively	$1,021.1	$1,461.3	$4,255.1	$6,737.5
Allowance for finance receivables determined collectively	$1.3	$7.5	$56.5	$65.3

The amortized cost basis for finance receivables that are on non-accrual status is as follows:

	March 31	December 31
	2021	2020
Fleet	$34.5	$35.1
Owner/Operator	2.0	2.0

	$36.5	$37.1

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The amortized cost basis of impaired loans as of March 31, 2021 and December 31, 2020 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
				Owner/
At March 31, 2021	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$9.8	$1.9	$11.7
Associated allowance			(.3)	(.3)	(.6)

Net carrying amount of impaired loans with a specific reserve			9.5	1.6	11.1
Impaired loans with no specific reserve			5.4	.1	5.5

Net carrying amount of impaired loans			$14.9	$1.7	$16.6

Average amortized cost basis for impaired loans*			$20.2	$2.2	$22.4

*	Represents the average during the 12 months ended March 31, 2021

	Dealer		Customer Retail
				Owner/
At December 31, 2020	Wholesale	Retail	Fleet	Operator	Total
Impaired loans with a specific reserve			$13.1	$1.9	$15.0
Associated allowance			(.6)	(.3)	(.9)

Net carrying amount of impaired loans with a specific reserve			12.5	1.6	14.1
Impaired loans with no specific reserve				.1	.1

Net carrying amount of impaired loans			$12.5	$1.7	$14.2

Average amortized cost basis for impaired loans*	$4.9		$12.8	$2.7	$20.4

*	Represents the average during the 12 months ended March 31, 2020

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended
	March 31
	2021	2020
Fleet	$.2	$.3
Owner/Operator
	$.2	$.3

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of March 31, 2021 or December 31, 2020. The Company retains as collateral a security interest in the related equipment.

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

At March 31, 2021	Revolving Loans	2021	2020	2019	2018	2017	Prior	Total
Dealer:
Wholesale:
Performing	$946.0							$946.0
Watch	6.1							6.1
At-risk
	$952.1							$952.1
Retail:
Performing	$19.0	$56.4	$360.5	$414.4	$212.9	$147.1	$186.6	$1,396.9
Watch		.4	4.2	10.2	5.1	1.3		21.2
At-risk
	$19.0	$56.8	$364.7	$424.6	$218.0	$148.4	$186.6	$1,418.1
Total Dealer	$971.1	$56.8	$364.7	$424.6	$218.0	$148.4	$186.6	$2,370.2

Customer Retail:
Fleet:
Performing		$385.5	$1,429.7	$977.2	$538.9	$216.2	$126.0	$3,673.5
Watch		1.5	6.7	9.7	3.7	1.5	1.1	24.2
At-risk		3.9	.4	14.4	9.1	5.2	1.5	34.5
		$390.9	$1,436.8	$1,001.3	$551.7	$222.9	$128.6	$3,732.2
Owner/Operator:
Performing		$93.4	$271.0	$151.0	$79.5	$32.3	$15.7	$642.9
Watch			.2					.2
At-risk			.1	.5	.8	.3	.3	2.0
		$93.4	$271.3	$151.5	$80.3	$32.6	$16.0	$645.1
Total Customer Retail		$484.3	$1,708.1	$1,152.8	$632.0	$255.5	$144.6	$4,377.3
Total	$971.1	$541.1	$2,072.8	$1,577.4	$850.0	$403.9	$331.2	$6,747.5

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At December 31, 2020	Revolving Loans	2020	2019	2018	2017	2016	Prior	Total
Dealer:
Wholesale:
Performing	$1,013.6							$1,013.6
Watch	7.5							7.5
At-risk
	$1,021.1							$1,021.1
Retail:
Performing	$20.7	$435.7	$417.3	$211.5	$149.4	$84.4	$120.7	$1,439.7
Watch		5.2	10.5	4.5	1.4			21.6
At-risk
	$20.7	$440.9	$427.8	$216.0	$150.8	$84.4	$120.7	$1,461.3
Total Dealer	$1,041.8	$440.9	$427.8	$216.0	$150.8	$84.4	$120.7	$2,482.4

Customer Retail:
Fleet:
Performing		$1,520.9	$1,066.6	$607.0	$255.8	$132.0	$39.9	$3,622.2
Watch		7.2	10.9	5.1	3.1	.2	1.0	27.5
At-risk		.2	15.3	9.9	8.0	1.1	.6	35.1
		$1,528.3	$1,092.8	$622.0	$266.9	$133.3	$41.5	$3,684.8
Owner/Operator:
Performing		$285.1	$166.6	$91.1	$39.3	$18.3	$4.5	$604.9
Watch		.1	.2	.2				.5
At-risk		.1	.5	.8	.1	.2	.3	2.0
		$285.3	$167.3	$92.1	$39.4	$18.5	$4.8	$607.4
Total Customer Retail		$1,813.6	$1,260.1	$714.1	$306.3	$151.8	$46.3	$4,292.2
Total	$1,041.8	$2,254.5	$1,687.9	$930.1	$457.1	$236.2	$167.0	$6,774.6

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At March 31, 2021	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$952.1	$1,418.1	$3,730.1	$644.1	$6,744.4
31 – 60 days past due			.6	.5	1.1
Greater than 60 days past due			1.5	.5	2.0
	$952.1	$1,418.1	$3,732.2	$645.1	$6,747.5

	Dealer		Customer Retail
				Owner/
At December 31, 2020	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,021.1	$1,461.3	$3,681.9	$606.0	$6,770.3
31 – 60 days past due			.2	.9	1.1
Greater than 60 days past due			2.7	.5	3.2
	$1,021.1	$1,461.3	$3,684.8	$607.4	$6,774.6

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Troubled Debt Restructurings

The balance of TDRs was $29.5 at March 31, 2021 and $32.5 at December 31, 2020. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Amortized cost basis		Amortized cost basis
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$.7	$.6	$21.5	$21.5
Owner/Operator	.1	.1	.1	.1
	$.8	$.7	$21.6	$21.6

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2021 and 2020.

The post-modification amortized cost basis of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the periods by portfolio class are as follows:

	Three Months Ended
	March 31
	2021	2020
Fleet	$.1
Owner/Operator		$.1
	$.1	$.1

There were no finance receivables modified as TDRs in the last twelve months that subsequently defaulted and were charged off in the three months ended March 31, 2021 and 2020.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $3.4 at March 31, 2021 and $10.9 at December 31, 2020.

Proceeds from sales of repossessed assets were $9.9 and $7.1 for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2021 and full year 2020 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These various affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil. Loans to these foreign affiliates during 2021 and 2020 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada, Australia and Brasil. The Company will not make aggregate loans to the foreign affiliates in excess of the equivalent of $750.0 U.S.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Amounts outstanding at March 31, 2021 and December 31, 2020, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	March 31	December 31
	2021	2020
Due from PACCAR and affiliates
Loans due from PACCAR	$1,098.6	$1,151.6
Loans due from foreign finance affiliates	517.0	669.5
Receivables	33.7	39.4

	$1,649.3	$1,860.5

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$47.5	$10.4
Payables	21.7	20.6

	$69.2	$31.0

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31
	2021	2020
Net income	$25.5	$17.9
Other comprehensive loss
Derivative contracts increase (decrease)	9.3	(17.6)
Total comprehensive income	$34.8	$.3

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL) of $16.0 and $25.3 at March 31, 2021 and December 31, 2020, respectively, is comprised of the unrealized net loss on derivative contracts, net of taxes. Changes in and reclassifications out of AOCL during the periods are as follows:

	Three Months Ended
	March 31
	2021	2020
Balance at beginning of period	$(25.3)	$(12.4)
Amounts recorded in AOCL
Unrealized gain (loss) on derivative contracts	8.7	(24.2)
Income tax effect	(2.1)	5.9
Amounts reclassified out of AOCL
Interest and other borrowing costs	3.5	.9
Income tax effect	(.8)	(.2)

Net other comprehensive income (loss)	9.3	(17.6)

Balance at end of period	$(16.0)	$(30.0)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2021. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	March 31	December 31
Level 2	2021	2020
Assets:
Impaired loans, net of specific reserves (2021 - nil and 2020 - $.1)		$1.9
Used trucks held for sale	$60.1	112.3
Derivative contracts	4.7	1.6

Liabilities:
Derivative contracts	$23.9	$30.4

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units and the condition of the vehicles. Used truck impairments related to units held at March 31, 2021 and 2020 were $2.5 and $6.1 during the first three months of 2021 and 2020, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$1,055.0	$1,077.0	$1,061.0	$1,090.9
Due from foreign finance affiliates	390.0	393.2	490.0	496.0
Fixed rate loans	4,044.0	4,100.5	3,961.0	4,051.5
		-
Liabilities:
Fixed rate debt	$5,149.8	$5,255.3	$5,402.4	$5,548.9

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

At March 31, 2021, the notional amount of these contracts totaled $1,303.0 with amounts expiring over the next 7.3 years. Notional maturities for all interest-rate contracts are $258.1 for the remainder of 2021, $399.6 for 2022, $31.5 for 2023, $159.7 for 2024, $155.0 for 2025 and $299.1 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	March 31, 2021		December 31, 2020
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$4.7		$1.6
Accounts payable, accrued expenses and other		$23.9		$30.4
Gross amounts recognized in Balance Sheets	4.7	23.9	1.6	30.4

Less amounts not offset in financial instruments	(3.5)	(3.5)	(1.1)	(1.1)
Pro forma net amount	$1.2	$20.4	$.5	$29.3

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (AOCI). The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.3 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of loss recorded in AOCI at March 31, 2021 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $10.2, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2021	2020
Medium-term notes
Carrying amount of hedged liabilities	$178.9	$90.9
Cumulative basis adjustment included in the carrying amount	(1.1)	.9

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(.3) and $(.4) as of March 31, 2021 and December 31, 2020, respectively.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The following table presents the amount of expense (income) on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended
	March 31
	2021	2020
Loss (gain) on fair value hedges
Derivatives	$2.0	$(1.4)
Hedged items	(1.8)	1.7
Loss on cash flow hedges
Reclassified from AOCI into income	3.5	.9
	$3.7	$1.2

NOTE G – Income Taxes

The Company’s effective income tax rate for the first quarter of 2021 was 23.2% compared to 24.5% for the first quarter of 2020, reflecting lower state tax expense in 2021 compared to 2020.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended
	March 31
	2021	2020	% Change
New business volume by product:
Retail loans and finance leases	$583.4	$472.6	23
Equipment on operating leases	45.9	102.1	(55)
Dealer master notes	41.4	42.5	(3)

	$670.7	$617.2	9
Average earning assets by product:
Retail loans and finance leases	$5,645.5	$5,262.4	7
Equipment on operating leases	1,255.4	1,465.0	(14)
Dealer wholesale financing	990.2	1,766.9	(44)
Dealer master notes	127.6	89.3	43

	$8,018.7	$8,583.6	(7)
Revenue by product:
Retail loans and finance leases	$71.0	$72.8	(2)
Equipment on operating leases	85.8	96.8	(11)
Dealer wholesale financing	4.4	14.6	(70)
Dealer master notes	.9	.9
Used truck sales, other revenues and fees	18.1	7.4	145

	$180.2	$192.5	(6)

Income before income taxes	$33.2	$23.7	40

New Business Volume

New business volume from retail loans and finance leases in the first quarter of 2021 increased to $583.4 from $472.6 in the first quarter of 2020 due to higher retail sales of PACCAR trucks in 2021. Equipment on operating leases new business volume decreased to $45.9 in the first quarter of 2021 from $102.1 in the first quarter of 2020, attributable to lower fleet business in 2021. Dealer master notes new business volume decreased to $41.4 in the first quarter of 2021 from $42.5 in the first quarter of 2020 due to decreased finance volume from dealers.

In the first quarter of 2021, market share on new PACCAR truck sales was 21.6% compared to 21.5% in the first quarter of 2020.

Income Before Income Taxes

The Company’s income before income taxes was $33.2 for the first quarter of 2021 compared to $23.7 for the first quarter of 2020. The increased income before income taxes in 2021 was primarily the result of lower provision for losses of $9.6 and lower selling, general and administrative expenses (SG&A) of $1.0, partially offset by lower finance margin of $2.1.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $162.3 at March 31, 2021 and $210.3 at December 31, 2020. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the first quarter, the Company recognized losses on used trucks, excluding repossessions, of $11.4 in 2021 and $13.1 in 2020, including losses on multiple unit transactions of $6.9 in 2021 and $4.8 in 2020. Used truck gains (losses) related to repossessions, which are recognized as credit losses, were $.2 in the first quarter of 2021 compared to $(.1) in the first quarter of 2020.

PACCAR FINANCIAL CORP.

Revenue and Expenses

The major factors for the change in interest and fee income, interest and other borrowing costs and finance margin for the three months ended March 31, 2021 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended March 31, 2020	$88.4	$45.2	$43.2
(Decrease) increase
Average finance receivables	(3.6)		(3.6)
Average receivables from PACCAR and affiliates	.3		.3
Average debt balances		(1.6)	1.6
Yields	(8.0)		(8.0)
Borrowing rates		(7.6)	7.6

Total decrease	(11.3)	(9.2)	(2.1)

Three Months Ended March 31, 2021	$77.1	$36.0	$41.1

•	Average finance receivables decreased $355.3 in the first quarter of 2021 primarily due to lower dealer wholesale financing, partially offset by a larger retail portfolio.
•	Average receivables from PACCAR and affiliates increased $50.2 in the first quarter of 2021 as a result of new loans to affiliated companies exceeding collections.
•

Average debt balances decreased $321.1 in the first quarter of 2021, reflecting funding requirements for the portfolio and affiliated companies. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance lease, wholesale financing and equipment on operating leases.

•

Yields decreased due to lower yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.1% in the first quarter of 2021, compared to 4.5% in the first quarter of 2020. Yields on receivables from PACCAR and affiliates were 2.1% in the first quarter of 2021, compared to 2.4% in the first quarter of 2020.

•	Average borrowing rates in the first quarter of 2021 were 2.0% compared to 2.4% in the first quarter of 2020 due to lower debt market interest rates.

The major factors for the change in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin for the three months ended March 31, 2021 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended March 31, 2020	$96.8	$92.5	$4.3
(Decrease) increase
Operating lease impairments		(4.6)	4.6
Results on returned lease assets		2.3	(2.3)
Average operating lease assets	(10.6)	(8.5)	(2.1)
Revenue and cost per asset	(.4)	(.5)	.1

Total (decrease) increase	(11.0)	(11.3)	.3

Three Months Ended March 31, 2021	$85.8	$81.2	$4.6

•	Operating lease impairments decreased in 2021 due to lower used truck inventory and higher used truck market prices.
•	Results on returned lease assets were lower in 2021 compared to 2020 primarily due to a higher number of used trucks sold.
•	Average operating lease assets decreased in 2021 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue and cost per asset decreased by $.4 and $.5, respectively. Operating lease margin per asset increased by $.1 primarily due to lower vehicle related expenses.

PACCAR FINANCIAL CORP.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the first quarter of 2021 compared to the first quarter of 2020:

	Three Months Ended
	March 31
	2021	2020
Used truck sales	$14.8	$4.0
Insurance, franchise and other revenues	2.5	3.3
Used truck sales and other revenues	17.3	7.3

Cost of used truck sales	14.5	5.2
Insurance, franchise and other expenses	1.1	1.1
Cost of used truck sales and other expenses	15.6	6.3

Results from used trucks and other	$1.7	$1.0

Results from used trucks and other in the first quarter of 2021 increased by $.7 from the first quarter of 2020, primarily due to lower impairments on used trucks resulting from higher used truck market prices.

The Company’s SG&A decreased in the first quarter of 2021 to $13.6 from $14.6 in the first quarter of 2020 due to lower personnel and related expenses. As a percentage of average earning assets, the Company’s SG&A was .2% for the first quarter of 2021 and 2020.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Three Months Ended	Year Ended	Three Months Ended
	March 31	December 31	March 31
	2021	2020	2020
Balance at beginning of period	$68.2	$65.4	$65.4
Provision for losses	.6	15.0	10.2
Charge-offs	(.7)	(14.0)	(7.3)
Recoveries	.5	1.8	.5
Balance at end of period	$68.6	$68.2	$68.8

Ratios:
Charge-offs, net of recoveries ($.2 in 2021) to
average total portfolio ($6,763.3 in 2021)
annualized at March 31, 2021	.01%	.18%	.38%

Allowance for credit losses ($68.6 in 2021) to period-end
total portfolio ($6,833.2 in 2021)	1.00%	1.00%	.95%

Period-end retail loan and lease receivables past
due over 30 days ($3.1 in 2021) to period-end
retail loan and lease receivables ($5,672.5 in 2021)	.05%	.08%	.49%

The provision for losses on receivables was $.6 for the first quarter of 2021 compared to $10.2 for the first quarter of 2020, primarily due to a loss on a fleet customer and higher expected losses resulting from weakening economic conditions related to the COVID-19 pandemic in the first quarter of 2020.

Charge-offs, net of recoveries, decreased to $.2 in the first quarter of 2021 from $6.8 in the first quarter of 2020, primarily due to the charge-off of the above mentioned fleet customer in the first quarter of 2020, and reflects continued good portfolio performance.

PACCAR FINANCIAL CORP.

Retail loan and lease receivables past due over 30 days at March 31, 2021 was .05% compared to .08% at December 31, 2020 and .49% at March 31, 2020, reflecting one fleet customer that was past due in the first quarter of  2020 and subsequently charged-off. The Company continues to focus on maintaining low past due balances.

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

The post-modification balance of accounts modified during the three months ended March 31, 2021 and 2020 are summarized below:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Amortized	% of Total	Amortized	% of Total
	Cost Basis	Portfolio*	Cost Basis	Portfolio*
Commercial	$57.1	3.3%	$68.8	3.8%
Insignificant Delay	8.0	.5%	126.3	7.0%
Credit - No Concession			.2
Credit - TDR	.7		21.6	1.2%
	$65.8	3.8%	$216.9	12.0%

*	Amortized cost basis immediately after modification as a percentage of period-end portfolio, on an annualized basis.

Modification activity decreased to $65.8 in the first quarter of 2021 compared to $216.9 in the first quarter of 2020. The decrease in Commercial modifications reflects lower volumes of refinancing. The decrease in Insignificant delay modifications reflects a decrease in customers requesting payment relief for up to three months. 2020 included payment relief for customers seeking to manage their liquidity needs during the COVID-19 pandemic. The Credit – TDR modifications decreased in the first quarter of 2021 compared to the first quarter of 2020, primarily due to the contract modification for two fleet customers in the first quarter of 2020.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.7 of accounts during the first quarter of 2021, nil accounts during the fourth quarter of 2020 and $5.1 of accounts during the first quarter of 2020 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31	December 31	March 31
	2021	2020	2020
Pro forma percentage of retail loan and lease accounts 30+ days past due	.07%	.08%	.58%

Modifications of accounts in prior quarters that were more than 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2021, December 31, 2020 and March 31, 2020. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2021, December 31, 2020 and March 31, 2020.

PACCAR FINANCIAL CORP.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31		December 31		March 31
	2021		2020		2020
Retail loans	$4,225.3	62%	$4,133.1	60%	$3,788.0	52%
Retail leases	1,447.2	21%	1,489.3	22%	1,466.6	20%
Dealer wholesale financing	952.1	14%	1,021.1	15%	1,797.6	25%
Dealer master notes	122.9	2%	131.1	2%	126.1	2%
Operating lease receivables and other	85.7	1%	67.2	1%	62.8	1%

Total portfolio	$6,833.2	100%	$6,841.8	100%	$7,241.1	100%

Retail loans increased to $4,225.3 at March 31, 2021 from $4,133.1 at December 31, 2020, reflecting new business volume exceeding collections.

Retail leases decreased to $1,447.2 at March 31, 2021 from $1,489.3 at December 31, 2020, reflecting collections exceeding new business volume.

Dealer wholesale financing balances decreased to $952.1 at March 31, 2021 from $1,021.1 at December 31, 2020 due to lower dealer new truck inventory.

Dealer master notes were $122.9 at March 31, 2021 compared to $131.1 at December 31, 2020. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of March 31, 2021, the underlying pledged contracts were $190.9, upon which the dealers have available $49.1 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the first quarter of 2021 was 23.2% compared to 24.5% for the first quarter of 2020, reflecting lower state tax expense in 2021 compared to 2020.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first quarter of 2021 was $38.1 compared to $9.5 for the first quarter of 2020. The Company’s net deferred tax liability decreased to $604.2 at March 31, 2021 from $639.4 at December 31, 2020, primarily due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2021.

Company Outlook

Truck Industry Class 8 retail sales in the U.S. in 2021 are expected to be 230,000-260,000 units compared to 191,900 in 2020. Average earning assets in 2021 are expected to be comparable to 2020. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR FINANCIAL CORP.

Funding and Liquidity

The Company’s debt ratings at March 31, 2021 are as follows:

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

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at March 31, 2021. Of this amount, $1,000.0 expires in June 2021, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,087.0 is available for use by the Company and/or PACCAR and PACCAR Financial Europe. The remaining $913.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the first quarter of 2021.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of March 31, 2021 were $1,295.5 and $5,750.0, respectively.

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

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) continues to be relevant.

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

PACCAR FINANCIAL CORP.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2020 Annual Report. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2021 except for the following:

Supplier Capacity

The automotive industry is currently experiencing an undersupply of semiconductors. This undersupply along with other supply chain disruptions reduced PACCAR’s truck deliveries approximately 3,000 units in the first quarter of 2021. PACCAR anticipates this supply chain disruption will reduce deliveries in the second quarter and that the situation will improve in the second half of the year if there is adequate semiconductor supply. The anticipated reduction in deliveries could result in lower new business volume for the Company.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the three months ended March 31, 2021.

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

PACCAR Financial Corp.
(Registrant)

Date	May 3, 2021	/s/ Craig R. Gryniewicz
Craig R. Gryniewicz
President
(Authorized Officer)

/s/ Yi Zhang
Yi Zhang
Controller
(Chief Accounting Officer)