Form 10-K
period 2021-12-31
PACCAR FINANCIAL CORP
filed 2022-02-23
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:  ☒   No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021:    None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2022:

Common Stock, $100 par value—145,000 shares

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Auditor Firm Id:42Auditor Name: Ernst & Young LLPAuditor Location: Seattle, Washington

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

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. PACCAR also designs and manufactures diesel engines, primarily for use in PACCAR’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF cab-over-engine (COE) trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K.  PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil.  PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 71% of total 2021 net sales and revenues.

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

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian Class 8 market was 29.2% of retail sales in 2021, and PACCAR’s medium-duty market share was 19.8%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to four competitors of PACCAR in the U.S. In 2021, DAF had a 15.9% share of the European heavy-duty market and a 10.1% share of the light/medium duty market. These markets

PACCAR Financial Corp.

(Millions of Dollars)

are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

Aftermarket truck parts are sold and delivered to PACCAR’s independent dealers through PACCAR’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by PACCAR. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 21% of total 2021 net sales and revenues.

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

As of December 31, 2021, the Company employed 343 full-time employees, none of whom are represented by a collective bargaining agent.

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

PACCAR Financial Corp.

(Millions of Dollars)

Environmental and Sustainability Leadership

The Company’s environmental management system and policy are aligned with PACCAR’s overall commitment to the environment as an integral part of the continuous improvement process. Refer to Part I, Item 1 in PACCAR’s 2021 Annual Report on Form 10-K for further discussion on PACCAR’s environmental and sustainability leadership.

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

The Company offers the following products to Kenworth and Peterbilt dealers and PacLease franchisees:

Master Notes

Master note contracts (“Master Notes”) are offered to select dealers for new and used trucks. For some Master Notes, retail installment contracts originated by the dealer for new or used trucks which meet the Company’s requirements as to form, terms and creditworthiness for Retail Contracts are pledged to the Company as collateral for direct, full recourse loans by the Company to the dealer. For other Master Notes, specified trucks in the dealer’s lease and rental inventory, together with the associated lease and rental contracts between the dealer and its customers, are pledged as collateral. The dealer may pay the loans early or make additional draws up to a specified percentage of the value of the contracts and/or vehicles pledged to the Company. Master Notes have fixed or floating interest rates.

PACCAR Financial Corp.

(Millions of Dollars)

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of December 31, 2021 and 2020. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2021, 2020 and 2019.

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

PACCAR Financial Corp.

(Millions of Dollars)

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

As of December 31, 2021, the total notional amount of interest-rate swap contracts outstanding was $1,464.2. These swap contracts are accounted for as cash flow or fair value hedges.

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

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2021, the Company filed a shelf registration statement to issue medium-term notes. In February 2022, the Company issued $300.0 of medium-term notes under this registration. The shelf registration statement expires in November 2024 and does not limit the principal amount of debt securities that may be issued during the period. The total principal amount of medium-term notes outstanding for the Company as of December 31, 2021 was $5,500.0. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2021. Of this amount, $1,000.0 expires in June 2022, $1,000.0 expires in June 2024 and $1,000.0 expires in June 2026.

PACCAR Financial Corp.

(Millions of Dollars)

PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,170.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $830.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2021.

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $1,151.0 and $1,151.6 outstanding in loans due from PACCAR as of December 31, 2021 and 2020, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $275.0 and $669.5 outstanding in loans due from foreign finance affiliates of PACCAR as of December 31, 2021 and 2020, respectively. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the U.K., the Netherlands, Mexico, Canada, Australia and Brasil. Loans to these foreign affiliates during 2021 and 2020 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada, Australia and Brasil. The Company will not make loans to the foreign affiliates in excess of the equivalent of $750.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2021, 2020 and 2019 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

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

Business and Industry Risks

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

Production Costs, Capacity and Inflation

PACCAR’s products are exposed to variability in material and commodity costs. Commodity or component price increases, cost pressures due to inflation, significant shortages of component products and labor availability may adversely impact PACCAR’s production capacity, resulting in lower truck financing volume for the Company. Many of PACCAR’s suppliers also supply automotive manufacturers, and factors that adversely affect the automotive industry can also have adverse effects on these suppliers, PACCAR and the Company. Supplier delivery performance can be adversely affected if increased demand for these suppliers’ products exceeds their production capacity. Unexpected events, including natural disasters, extreme weather events, or global pandemics, may disrupt PACCAR’s or its suppliers’ operations.

The automotive industry is currently experiencing a semiconductor supply shortage that is having wide-ranging effects across the automotive supply chain including some of PACCAR’s suppliers. During 2021, the shortage has had an impact on the ability of

PACCAR Financial Corp.

(Millions of Dollars)

PACCAR to deliver trucks to dealers and customers. If the semiconductor supply shortage continues, PACCAR anticipates that production will be impacted in 2022.

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

Residual Value Risk

Residual value risk is the risk that the estimated residual value of leased assets, established at lease origination for the Company’s operating leases and certain finance leases, will not be recoverable when the leased asset is returned to the Company. When the market value of these leased assets at contract maturity or at early termination is less than its contractual residual value, the Company will be exposed to a greater risk of loss on the sales of the returned equipment. Refer to the Critical Accounting Policy on “Operating Leases” in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding the Company’s exposure to residual value risk.

Information Technology

The Company relies on information technology systems and networks to process, transmit and store electronic information, and to manage or support a variety of its business processes and activities. These computer systems and networks may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains and continues to invest in protections to guard against such events. Examples of these protections include conducting third-party penetration tests, implementing software detection and prevention tools, event monitoring, and disaster recoverability. Additionally, the Company maintains a cybersecurity insurance policy. Despite these safeguards, there remains a risk of system disruptions, unauthorized access and data loss.

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

PACCAR Financial Corp.

(Millions of Dollars)

Company’s results of operations and financial condition, damage its reputation, disrupt operations and negatively impact competitiveness in the marketplace.

Political, Regulatory and Economic Risks

COVID-19 Pandemic

The COVID-19 pandemic and various governmental responses to contain the outbreak continue to impact global economic activity and the Company’s business. The full extent and duration of the adverse effect on the Company’s business is uncertain and depends on the severity of the pandemic and the extent global and local economies are impacted by the effects of the pandemic. Changes in consumer behavior and labor markets as a result of COVID-19, as well as other pandemic related economic factors such as business failures, lower housing and construction starts, lower automobile sales, disruptions in financial markets or disruptions to the global supply chain, in particular the undersupply of semiconductor chips, could have further adverse effects on PACCAR’s truck production, resulting in lower truck financing volume for the Company, and may also cause higher finance portfolio past dues, credit losses and used truck losses. Other unforeseen impacts of the COVID-19 pandemic could also impact the Company’s business and results of operations.

London Inter-Bank Offered Rate (LIBOR) Transition

Certain financing provided by the Company to dealers and retail customers, as well as financing extended to the Company, are based on variable interest rate contracts. These contracts utilize various benchmark rates, including LIBOR, to establish applicable contract interest rates. The Company also utilizes hedging instruments and has line of credit arrangements which reference LIBOR (including other similar benchmark rates). On March 5, 2021, the U.K. Financial Conduct Authority formally announced dates that various LIBOR rates will either stop being published or will be deemed as not representative. Certain tenors of U.S. LIBOR will be published through June 30, 2023, at which point they will have deemed to have lost representativeness.

Substantially all of the Company’s contracts which reference LIBOR, including dealer wholesale financing contracts, retail loan and lease contracts, medium-term notes, hedging instruments and line of credit arrangements, include fall-back language that specifies the methods to establish contract interest rates in the absence of LIBOR, or provide for the use of an alternative benchmark rate should LIBOR be discontinued. Alternative benchmark rates are now being used for all new retail loan and lease contracts.

The Company has retail loan and lease contracts with a December 31, 2021 balance of approximately $46, or less than 1% of the Company’s assets, referencing LIBOR that extend beyond June 30, 2023 and do not contain fall-back language or provide for the use of an alternative benchmark rate. The Company will seek to amend these contracts to allow for the use of an alternative benchmark rate.

Changes to benchmark rates will have an uncertain impact on finance receivables and other financial obligations, the Company’s current or future cost of funds and/or access to capital markets. The Company will attempt to minimize the impact of differences between the current and replacement benchmark rates through pricing adjustments on the financing provided by the Company, but it is not certain the Company will be able to do so. Based on the current balance of finance contracts referencing LIBOR, it is estimated that for a 10 basis point difference between the current and replacement benchmark rates that the Company is unable to recover through pricing adjustments, income before income taxes would decrease by approximately $.6. Accordingly, the Company does not expect the anticipated changes to the use of LIBOR as a benchmark rate will have a material impact on the results of operations.

Litigation and Regulatory Actions

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and PACCAR Inc as their parent. Following the settlement, certain EC-related claims and lawsuits have been filed in various European jurisdictions against all major European truck manufacturers including PACCAR Inc and DAF. These claims and lawsuits include a number of collective proceedings, including proposed class actions in the U.K., alleging EC-related claims and seeking unspecified damages. In certain jurisdictions, the limitations period has not yet expired and additional claimants may bring EC-related claims and lawsuits against PACCAR Inc or its subsidiaries.

The legal proceedings are continuing to move through the court systems in the various jurisdictions with some larger cases scheduled for trial in 2022. While PACCAR Inc believes it has meritorious defenses to all EC-related claims and lawsuits, the final disposition of

PACCAR Financial Corp.

(Millions of Dollars)

all such claims and lawsuits will likely take a significant period of time to resolve and the final outcomes are highly uncertain. PACCAR Inc cannot at this time reasonably estimate a range of loss, if any, that may result. An adverse final decision involving significant numbers of DAF truck sales could have a material impact on PACCAR Inc’s results of operations and cash flows.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

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

Refer to the Company’s risk factors (Part I, Item 1A) and Note K – “Commitments and Contingencies” in the Notes to Financial Statements (Part II, Item 8) for discussion on litigation matters, which is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PACCAR Financial Corp.

(Millions of Dollars)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All outstanding common stock is owned by PACCAR; therefore, there is no trading market in the Company’s common stock.

ITEM 6.	[Reserved]

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s results of operations for the years ended December 31, 2021 and 2020 are presented below. For information on the year ended December 31, 2019 refer to Part II, Item 7 in the 2020 Annual Report on Form 10-K.

	Year ended December 31
	2021	2020	% Change
New business volume by product:
Retail loans and finance leases	$2,643.1	$2,263.2	17
Equipment on operating leases	235.0	344.6	(32)
Dealer master notes	165.4	154.4	7
	$3,043.5	$2,762.2	10

Average earning assets by product:
Retail loans and finance leases	$5,735.8	$5,352.8	7
Equipment on operating leases	1,177.4	1,383.9	(15)
Dealer wholesale financing	851.3	1,405.1	(39)
Dealer master notes	179.2	118.2	52
	$7,943.7	$8,260.0	(4)

Revenue by product:
Retail loans and finance leases	$275.1	$286.6	(4)
Equipment on operating leases	333.8	369.8	(10)
Dealer wholesale financing	14.3	36.9	(61)
Dealer master notes	4.6	3.9	18
Used truck sales, other revenues and fees	88.2	49.0	80
	$716.0	$746.2	(4)

Income before income taxes	$196.3	$106.5	84

New Business Volume

New business volume from retail loans and finance leases in 2021 increased 17% from 2020 due to higher retail sales of PACCAR trucks in 2021. Equipment on operating leases new business volume decreased 32% in 2021 from 2020, attributable to lower fleet business in 2021. Dealer master notes new business volume in 2021 increased 7% from 2020 due to increased finance volume from dealers.

Market share on financing of new PACCAR trucks was 23.2% in 2021 compared to 24.5% in 2020.

The Company has programs to assign new lease and loan contracts to third parties to generate new business and to limit the risk of portfolio concentration with certain large customers. These transactions are accounted for as sales of the related retail loans, finance leases, or equipment on operating leases, and are excluded from new business volume. The Company sold retail loans and finance leases with a book value of $49.9 and $41.9 in 2021 and 2020, and received cash proceeds of $53.2 and $44.6 in 2021 and 2020, respectively. The Company had no sales of equipment under operating leases in 2021. In 2020, the Company sold equipment under operating leases with a book value of $.3 and received cash proceeds of $.3. The Company retains servicing responsibilities for these retail loans and leases, and fees received for servicing are deferred and recognized over the contract term.

PACCAR Financial Corp.

(Millions of Dollars)

Income Before Income Taxes

The Company’s income before income taxes was $196.3 in 2021 compared to $106.5 in 2020. The increase in income before income taxes in 2021 was primarily the result of higher operating lease margin of $56.8, lower provision for losses of $17.2 and higher finance margin of $11.0.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $44.4 at December 31, 2021 and $210.3 at December 31, 2020. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized gains on used trucks, excluding repossessions, of $7.3 in 2021 compared to losses of $55.5 in 2020, including losses on multiple unit transactions of $11.7 in 2021 and $22.6 in 2020. Used truck gains related to repossessions, which are recognized as credit losses, were $1.0 in 2021 compared to losses of $.4 in 2020.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2021 compared to 2020 are summarized below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
2020	$329.3	$164.3	$165.0
(Decrease) increase
Average finance receivables	(4.4)		(4.4)
Average receivables from PACCAR and affiliates	(3.6)		(3.6)
Average debt balances		(9.4)	9.4
Yields	(20.8)		(20.8)
Borrowing rates		(30.4)	30.4
Total (decrease) increase	(28.8)	(39.8)	11.0
2021	$300.5	$124.5	$176.0

•

Average finance receivables decreased $109.8 in 2021 primarily due to a decrease in dealer wholesale financing, partially offset by a larger retail portfolio, resulting in $4.4 lower interest and fee income.

•	Average receivables from PACCAR and affiliates decreased $202.3 in 2021 as a result of collections exceeding new loans to affiliated companies, which reduced interest and fee income by $3.6.
•

Average debt balances decreased $520.1 in 2021, reflecting lower funding requirements for the portfolio and affiliated companies, reducing interest and other borrowing costs by $9.4. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields decreased due to lower yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.0% in 2021, compared to 4.2% in 2020. Yields on receivables from PACCAR and affiliates were 1.8% in 2021, compared to 2.2% in 2020.

•	Average borrowing rates in 2021 were 1.8% compared to 2.2% in 2020 due to lower debt market interest rates.

PACCAR Financial Corp.

(Millions of Dollars)

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2021 compared to 2020 are summarized below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
2020	$369.8	$361.5	$8.3
(Decrease) increase
Operating lease impairments		(28.9)	28.9
Results on returned lease assets		(33.8)	33.8
Average operating lease assets	(39.5)	(32.6)	(6.9)
Revenue and cost per asset	3.5	2.5	1.0
Total (decrease) increase	(36.0)	(92.8)	56.8
2021	$333.8	$268.7	$65.1

•	Operating lease impairments decreased in 2021 due to higher used truck market prices and lower used truck inventory.
•	Results on returned lease assets were higher in 2021 compared to 2020, primarily due to gains on sales of returned lease units in 2021 compared to losses in 2020.
•	Average operating lease assets decreased due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue and cost per asset increased by $3.5 and $2.5, respectively. Operating lease margin per asset increased by $1.0 primarily due to higher fleet utilization.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2021 compared to 2020:

	Year ended December 31
	2021	2020
Used truck sales	$71.7	$35.2
Insurance, franchise and other revenues	10.0	11.9
Used truck sales and other revenues	81.7	47.1

Cost of used truck sales	67.5	39.9
Insurance, franchise and other expenses	3.9	4.0
Cost of used truck sales and other expenses	71.4	43.9

Results from used trucks and other	$10.3	$3.2

Results from used trucks and other increased by $7.1 in 2021, primarily due to higher used truck market prices.

The Company’s selling, general and administrative expenses (SG&A) increased to $57.3 in 2021 from $55.0 in 2020, primarily due to higher personnel and related expenses. As a percentage of revenues, the Company’s SG&A increased to 8.0% in 2021 from 7.4% in 2020.

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Year ended December 31
	2021	2020
Balance at beginning of period	$68.2	$65.4
Provision for losses	(2.2)	15.0
Charge-offs	(2.5)	(14.0)
Recoveries	2.2	1.8
Balance at end of period	$65.7	$68.2

Ratios:
Charge-offs, net of recoveries ($.3 in 2021) to average total portfolio ($6,766.3 in 2021)		.18%

Allowance for credit losses ($65.7 in 2021) to year-end total portfolio ($6,794.1 in 2021)	.97%	1.00%

Year-end retail loan and lease receivables past due over 30 days ($2.3 in 2021) to year-end retail loan and lease receivables ($5,682.4 in 2021)	.04%	.08%

The provision (benefit) for losses on receivables was $(2.2) in 2021 compared to $15.0 in 2020, reflecting improved portfolio performance in 2021. In 2020, the Company incurred a loss on one fleet customer and experienced higher expected losses due to the COVID-19 pandemic.

Charge-offs, net of recoveries, decreased to $.3 in 2021 from $12.2 in 2020 primarily due to the charge-off of the above mentioned fleet customer in 2020 and reflects continued strong portfolio performance.

Retail loan and lease receivables past due over 30 days was .04% at December 31, 2021 compared to .08% at December 31, 2020, reflecting one fleet customer that was past due in 2020 and subsequently charged off. The Company continues to focus on maintaining low past due balances.

The estimation methods and factors considered for determining the allowance during the periods included in this filing have been consistently applied. See “Note A – Significant Accounting Policies” and “Note B – Finance and Other Receivables” for additional discussion regarding the Allowance for Credit Losses.

Modifications

The Company modifies loans and finance leases in the normal course of its operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short-term financial stress, but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies a loan or finance lease for credit reasons and grants a concession, the modification is classified as troubled debt restructuring (TDR).

PACCAR Financial Corp.

(Millions of Dollars)

The post-modification balances of accounts modified during 2021 and 2020 are summarized below:

	Year ended December 31
	2021		2020
	Amortized Cost Basis	% of Total Portfolio*	Amortized Cost Basis	% of Total Portfolio*

Commercial	$430.1	6.3%	$190.5	2.8%
Insignificant Delay	38.0	.6%	1,423.2	20.8%
Credit - No Concession	.2		13.8	.2%
Credit - TDR	.8		43.5	.6%
	$469.1	6.9%	$1,671.0	24.4%

*	Amortized cost basis immediately after modification as a percentage of the year-end portfolio balance.

Modification activity decreased to $469.1 in 2021 from $1,671.0 in 2020. The increase in Commercial modifications reflects higher volumes of refinancing. The decrease in Insignificant Delay modifications reflects a decrease in customers requesting payment relief for up to three months. 2020 included payment relief for customers seeking to manage their liquidity needs during the COVID-19 pandemic. The Credit - TDR modifications decreased in 2021 compared to 2020, primarily due to the contract modifications for two fleet customers in 2020.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company did not modify any accounts during the fourth quarter of both 2021 and 2020 that were 30+ days past due and became current at the time of modification.

Modification of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2021 and 2020. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2021 and 2020.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31		December 31
	2021		2020
Retail loans	$4,300.5	63%	$4,133.1	60%
Retail leases	1,381.9	20%	1,489.3	22%
Dealer wholesale financing	737.6	11%	1,021.1	15%
Dealer master notes	322.7	5%	131.1	2%
Operating lease receivables and other	51.4	1%	67.2	1%
Total portfolio	$6,794.1	100%	$6,841.8	100%

Retail loans increased to $4,300.5 at December 31, 2021 from $4,133.1 at December 31, 2020, reflecting new business volume exceeding collections.

Retail leases decreased to $1,381.9 at December 31, 2021 from $1,489.3 at December 31, 2020, reflecting collections exceeding new business volume.

Dealer wholesale financing balances decreased to $737.6 at December 31, 2021 from $1,021.1 at December 31, 2020 due to lower dealer new truck inventory.

PACCAR Financial Corp.

(Millions of Dollars)

Dealer master notes increased to $322.7 at December 31, 2021 from $131.1 at December 31, 2020. Dealers may pay the loans early or make additional draws up to specified balances of the contracts pledged to the Company. As of December 31, 2021, the underlying pledged contracts were $456.2 of which the dealers have $128.3 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate was 24.6% for 2021 compared to 24.1% for 2020, reflecting higher state tax expense in 2021 compared to 2020.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

During 2021, the Company’s deferred income tax benefit was $201.9 compared to $35.1 during 2020. The Company’s net deferred tax liability decreased to $445.2 at December 31, 2021 from $639.4 at December 31, 2020 primarily due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2022.

Company Outlook

Average earning assets in 2022 are expected to be similar to 2021. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2021 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2021, the Company filed a shelf registration statement to issue medium-term notes. In February 2022, the Company issued $300.0 of medium-term notes under this registration. The shelf registration statement expires in November 2024 and does not limit the principal amount of debt securities that may be issued during the period.

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2021. Of this amount, $1,000.0 expires in June 2022, $1,000.0 expires in June 2024 and $1,000.0 expires in June 2026. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,170.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $830.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2021.

PACCAR Financial Corp.

(Millions of Dollars)

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of December 31, 2021 were $1,086.6 and $5,500.0, respectively.

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

The following summarizes the Company’s contractual cash commitments at December 31, 2021:

	Maturity
	Within
	1 Year	1-3 Years	3-5 Years	Total
Borrowings*	$2,836.6	$3,050.0	$700.0	$6,586.6
Interest on debt**	69.3	51.9	5.2	126.4
Operating leases	.4			.4
Total	$2,906.3	$3,101.9	$705.2	$6,713.4
*	Commercial paper included in borrowings is at par value.
**	Interest on floating rate debt is based on the applicable market rates at December 31, 2021.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space.

In addition, the Company had loan and lease commitments of $536.0 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

During 2021, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $19.1.

PACCAR Financial Corp.

(Millions of Dollars)

At December 31, 2021, the aggregate residual value of equipment on operating leases was $592.0. If a 10% decrease in used truck values persisted over the remaining maturities of the Company's operating leases, it would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $20.7 in 2022, $16.7 in 2023, $12.7 in 2024, $6.5 in 2025 and $2.6 in 2026 and thereafter.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 30% and 65%. Over the past two years, the Company’s year-end 30+ days past due accounts of loan and lease receivables were .04% in 2021 and .08% in 2020.

PACCAR Financial Corp.

(Millions of Dollars)

Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 1 to 50 basis points of receivables. As of December 31, 2021, 30+ days past dues were .04%. If past dues were 100 basis points higher or 1.04% as of December 31, 2021, the Company’s estimate of credit losses would likely have increased by a range of $1 million to $30 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

Fair Value (Losses) Gains

	Year ended December 31
	2021	2020
Assets
Fixed rate loans	$(83.0)	$(81.6)
Due from PACCAR	(20.4)	(24.8)
Due from foreign finance affiliates	(5.9)	(6.4)
Interest rate swaps related to debt	22.5	(1.2)

Liabilities
Fixed rate debt	93.2	102.3
Interest rate swaps related to debt	(3.1)	16.3
Total	$3.3	$4.6

The Company’s debt as of December 31, 2021 and 2020 consisted of commercial paper and floating and fixed rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15. – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) (the Company) as of December 31, 2021 and 2020, the related statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Used trucks held for sale

Description of the Matter

Included in Other assets on the Company’s Balance Sheet are used trucks held for sale of $44.4 million as of December 31, 2021. As discussed in Note J to the financial statements, the carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles.

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

Our audit procedures included, among others, assessing the inputs, which are based on historical sales data, in the used truck pricing matrix used to determine the fair value of units held for sale. We evaluated whether this historical data was representative of current circumstances and of the recent sales trends for similar units by comparing the data to sales of similar units at or subsequent to period end. We tested the completeness and accuracy of used truck sales data and unit specifications from underlying systems and data warehouses that are used in the pricing matrix. We also compared management’s internal pricing matrix to sales data from third-party sources.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1961.

Seattle, Washington

February 23, 2022

PACCAR Financial Corp.

STATEMENTS OF INCOME
	Year ended December 31
(Millions of Dollars)	2021	2020	2019
Interest and fee income	$300.5	$329.3	$347.8
Operating lease and rental revenues	333.8	369.8	389.9
Used truck sales and other revenues	81.7	47.1	24.3
TOTAL INTEREST AND OTHER REVENUES	716.0	746.2	762.0

Interest and other borrowing costs	124.5	164.3	179.7
Depreciation and other rental expenses	268.7	361.5	351.6
Cost of used truck sales and other expenses	71.4	43.9	17.0
Selling, general and administrative expenses	57.3	55.0	64.2
Provision for losses on receivables	(2.2)	15.0	11.7
TOTAL EXPENSES	519.7	639.7	624.2

INCOME BEFORE INCOME TAXES	196.3	106.5	137.8

Income taxes	48.2	25.7	34.6
NET INCOME	$148.1	$80.8	$103.2

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME
	Year ended December 31
(Millions of Dollars)	2021	2020	2019
Net income	$148.1	$80.8	$103.2
Other comprehensive income (loss)
Unrealized gains (losses) on derivative contracts
Gains (losses) arising during the period	18.7	(27.2)	(16.2)
Tax effect	(4.6)	6.7	4.0
Reclassification adjustment	12.4	10.1	(1.3)
Tax effect	(3.1)	(2.5)	.3
Net other comprehensive income (loss)	23.4	(12.9)	(13.2)
TOTAL COMPREHENSIVE INCOME	$171.5	$67.9	$90.0

See Notes to Financial Statements.

PACCAR Financial Corp.

BALANCE SHEETS
	December 31	December 31
(Millions of Dollars)	2021	2020
ASSETS

Cash	$22.1	$48.0
Finance and other receivables, net of allowance for losses (2021 - $65.7 and 2020 - $68.2)	6,728.4	6,773.6
Due from PACCAR and affiliates	1,465.3	1,860.5
Equipment on operating leases, net of accumulated depreciation (2021 - $664.2 and 2020 - $624.6)	1,012.3	1,238.3
Other assets	170.0	290.1
TOTAL ASSETS	$9,398.1	$10,210.5

LIABILITIES

Accounts payable, accrued expenses and other	$385.6	$396.3
Due to PACCAR and affiliates	54.8	31.0
Commercial paper	1,086.5	1,305.9
Medium-term notes	5,484.5	5,990.8
Deferred taxes and other liabilities	470.3	649.7
TOTAL LIABILITIES	7,481.7	8,373.7

STOCKHOLDER'S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	156.0	147.9
Retained earnings	1,716.8	1,668.7
Accumulated other comprehensive loss	(1.9)	(25.3)
TOTAL STOCKHOLDER'S EQUITY	1,916.4	1,836.8
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,398.1	$10,210.5

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS
	Year ended December 31
(Millions of Dollars)	2021	2020	2019
OPERATING ACTIVITIES

Net income	$148.1	$80.8	$103.2
Items included in net income not affecting cash:
Depreciation and amortization	252.2	342.3	327.7
Provision for losses on receivables	(2.2)	15.0	11.7
Deferred taxes	(201.9)	(35.1)	50.6
Administrative fees for services from PACCAR	8.1	7.0	7.0
Change in tax-related balances with PACCAR	(39.2)	26.9	6.6
Increase (decrease) in payables and other	120.2	(113.8)	65.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	285.3	323.1	572.3

INVESTING ACTIVITIES

Finance and other receivables originated	(2,857.8)	(2,469.0)	(2,593.4)
Collections on finance and other receivables	2,599.5	2,075.8	2,063.4
Net decrease (increase) in wholesale receivables	283.5	745.6	(587.7)
Loans to PACCAR and affiliates	(381.0)	(737.0)	(420.0)
Collections on loans from PACCAR and affiliates	726.0	442.0	477.0
Net decrease (increase) in other receivables to PACCAR and affiliates	50.1	(13.6)	(26.0)
Acquisitions of equipment for operating leases	(188.6)	(324.5)	(523.8)
Proceeds from disposals of equipment	300.1	158.8	163.6
Other, net	(18.6)	20.6	(32.8)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	513.2	(101.3)	(1,479.7)

FINANCING ACTIVITIES

Net (decrease) increase in short-term commercial paper	(219.4)	(670.9)	243.2
Proceeds from medium-term notes and other commercial paper	1,295.0	1,622.3	2,042.7
Payments of medium-term notes and other commercial paper	(1,800.0)	(1,178.5)	(1,400.0)
Dividends paid	(100.0)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(824.4)	(227.1)	885.9
NET DECREASE IN CASH	(25.9)	(5.3)	(21.5)
CASH AT BEGINNING OF YEAR	48.0	53.3	74.8
CASH AT END OF YEAR	$22.1	$48.0	$53.3

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY
	Year ended December 31
(Millions of Dollars)	2021	2020	2019
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	147.9	140.9	133.9
Investments from PACCAR	8.1	7.0	7.0
Balance at end of year	156.0	147.9	140.9

RETAINED EARNINGS

Balance at beginning of year	1,668.7	1,591.4	1,488.2
Net income	148.1	80.8	103.2
Cumulative effect of change in accounting principles		(3.5)
Dividends paid	(100.0)
Balance at end of year	1,716.8	1,668.7	1,591.4

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of year	(25.3)	(12.4)	.8
Net unrealized gain (loss)	23.4	(12.9)	(13.2)
Balance at end of year	(1.9)	(25.3)	(12.4)
TOTAL STOCKHOLDER’S EQUITY	$1,916.4	$1,836.8	$1,765.4

See Notes to Financial Statements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies a loan or finance lease for credit reasons and grants a concession, the modification is classified as a troubled debt restructuring (TDR). The Company does not typically grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. When such modifications do occur, they are considered TDRs. In accordance with Financial Accounting Standards Board (FASB) statement, Prudential Regulator Guidance Concerning Troubled Debt Restructurings, issued on March 22, 2020, short-term modifications

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

granted to customers were not considered TDRs if they were not past-due and were seeking to manage their liquidity needs because of the effects of the COVID-19 pandemic.

On average, modifications extended contractual terms by approximately eight months in 2021 and three months in 2020 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2021 or 2020.

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

Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible, which generally occurs upon repossession of the collateral. Typically the timing between the repossession and charge-

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2021 or December 31, 2020. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

Derivative Financial Instruments:

As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest-rate risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as derivatives not designated as hedged instruments. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment.

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $10.3 at December 31, 2021.

The Company assesses hedges at inception and on an ongoing basis to determine if the designated derivatives are highly effective in offsetting changes in fair values or cash flows of the hedged items. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge. Cash flows from derivative instruments are included in operating activities in the Statements of Cash Flows.

Income Taxes:

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2021, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2014. PACCAR’s tax returns remain subject to examination in other jurisdictions for the years ranging from 2012 through 2020.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Preferred Stock:

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company’s Board of Directors.

New Accounting Pronouncement:

The FASB issued the following standard, which is not expected to have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2021-05*	Leases (Topic 842) – Lessors – Certain Leases with Variable Lease Payments	January 1, 2022

* The Company will adopt on the effective date.

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables include the following:

	December 31	December 31
	2021	2020
Retail loans	$4,300.5	$4,133.1
Retail financing leases	1,381.9	1,489.3
Dealer wholesale financing	737.6	1,021.1
Dealer master notes	322.7	131.1
Operating lease receivables and other	51.4	67.2
	6,794.1	6,841.8
Less allowance for credit losses:
Loans and leases	(63.6)	(65.2)
Dealer wholesale financing	(1.0)	(1.3)
Operating lease receivables and other	(1.1)	(1.7)
	$6,728.4	$6,773.6

Annual minimum payments due on loans and finance leases and a reconciliation of the undiscounted cash flows to the amortized cost basis of finance leases are as follows:

	Loans	Finance Leases
2022	$1,460.5	$436.0
2023	1,121.4	371.3
2024	987.4	282.6
2025	631.3	197.1
2026	332.0	104.1
Thereafter	90.6	53.9
	$4,623.2	1,445.0
Unguaranteed residual values		57.6
Unearned interest on finance leases		(120.7)
Amortized cost basis of finance leases		$1,381.9

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $14.2 and $13.3 as of December 31, 2021 and 2020, respectively.

Interest income recognized on finance leases was $61.9 and $65.1 for the years ended December 31, 2021 and 2020, respectively. Estimated residual values included with finance leases amounted to $57.6 in 2021 and $66.4 in 2020. Experience indicates

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

substantially all of dealer wholesale financing will be repaid within one year. In addition, collection experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while other may be extended or modified.

For the following credit quality disclosures, finance receivables are classified into two portfolio segments, wholesale and retail. The retail portfolio is further segmented into dealer retail and customer retail. The dealer wholesale segment consists of truck inventory financing to PACCAR dealers. The dealer retail segment consists of loans and leases to participating dealers and franchises that use the proceeds to fund customers’ acquisition of commercial vehicles and related equipment. The customer retail segment consists of loans and leases directly to customers for the acquisition of commercial vehicles and related equipment. Customer retail receivables are further segregated between fleet and owner/operator classes. The fleet class consists of retail accounts of customers operating five or more trucks. All other customer retail accounts are considered owner/operator. These two classes have similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk.

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2021
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.3	$7.5	$57.7	$1.7	$68.2
Provision for losses	(.3)	(1.0)		(.9)	(2.2)
Charge-offs			(2.5)		(2.5)
Recoveries			1.9	.3	2.2
Balance at December 31	$1.0	$6.5	$57.1	$1.1	$65.7

	2020
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total**
Balance at January 1	$1.9	$7.9	$53.7	$1.9	$65.4
Provision for losses	(.6)	(.4)	15.9	.1	15.0
Charge-offs			(13.5)	(.5)	(14.0)
Recoveries			1.6	.2	1.8
Balance at December 31	$1.3	$7.5	$57.7	$1.7	$68.2

	2019
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$3.1	$8.4	$47.7	$1.5	$60.7
Provision for losses	(.8)	(.5)	10.3	2.7	11.7
Charge-offs	(.4)		(11.1)	(2.4)	(13.9)
Recoveries			2.2		2.2
Balance at December 31	$1.9	$7.9	$49.1	$1.8	$60.7

*	Operating lease and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of December 31, 2021 and 2020. The Company retains as collateral a security interest in the related equipment. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2021, 2020 and 2019.

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

The tables below summarize the amortized cost basis of the Company’s finance receivables by credit quality indicator by year of origination and portfolio class.

At December 31, 2021	Revolving Loans	2021	2020	2019	2018	2017	Prior	Total
Dealer:
Wholesale:
Performing	$731.8							$731.8
Watch	5.8							5.8
At-risk
	$737.6							$737.6
Retail:
Performing	$201.9	$389.9	$258.5	$271.0	$135.2	$97.4	$83.4	$1,437.3
Watch		7.0	3.7	9.2	4.4	1.1		25.4
At-risk
	$201.9	$396.9	$262.2	$280.2	$139.6	$98.5	$83.4	$1,462.7
Total Dealer	$939.5	$396.9	$262.2	$280.2	$139.6	$98.5	$83.4	$2,200.3

Customer Retail:
Fleet:
Performing		$1,568.6	$1,109.5	$691.9	$312.1	$103.8	$36.2	$3,822.1
Watch		.5	1.2	1.1	2.3	.3	.1	5.5
At-risk		4.1	3.2	11.9	6.5	1.7	.2	27.6
		$1,573.2	$1,113.9	$704.9	$320.9	$105.8	$36.5	$3,855.2
Owner/Operator:
Performing		$315.5	$201.5	$104.5	$46.3	$14.4	$3.8	$686.0
Watch		.3			.2			.5
At-risk				.3	.3		.1	.7
		$315.8	$201.5	$104.8	$46.8	$14.4	$3.9	$687.2
Total Customer Retail		$1,889.0	$1,315.4	$809.7	$367.7	$120.2	$40.4	$4,542.4
Total	$939.5	$2,285.9	$1,577.6	$1,089.9	$507.3	$218.7	$123.8	$6,742.7

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

At December 31, 2020	Revolving Loans	2020	2019	2018	2017	2016	Prior	Total
Dealer:
Wholesale:
Performing	$1,013.6							$1,013.6
Watch	7.5							7.5
At-risk
	$1,021.1							$1,021.1
Retail:
Performing	$20.7	$435.7	$417.3	$211.5	$149.4	$84.4	$120.7	$1,439.7
Watch		5.2	10.5	4.5	1.4			21.6
At-risk
	$20.7	$440.9	$427.8	$216.0	$150.8	$84.4	$120.7	$1,461.3
Total Dealer	$1,041.8	$440.9	$427.8	$216.0	$150.8	$84.4	$120.7	$2,482.4

Customer Retail:
Fleet:
Performing		$1,520.9	$1,066.6	$607.0	$255.8	$132.0	$39.9	$3,622.2
Watch		7.2	10.9	5.1	3.1	.2	1.0	27.5
At-risk		.2	15.3	9.9	8.0	1.1	.6	35.1
		$1,528.3	$1,092.8	$622.0	$266.9	$133.3	$41.5	$3,684.8
Owner/Operator:
Performing		$285.1	$166.6	$91.1	$39.3	$18.3	$4.5	$604.9
Watch		.1	.2	.2				.5
At-risk		.1	.5	.8	.1	.2	.3	2.0
		$285.3	$167.3	$92.1	$39.4	$18.5	$4.8	$607.4
Total Customer Retail		$1,813.6	$1,260.1	$714.1	$306.3	$151.8	$46.3	$4,292.2
Total	$1,041.8	$2,254.5	$1,687.9	$930.1	$457.1	$236.2	$167.0	$6,774.6

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

	Dealer		Customer Retail
				Owner/
At December 31, 2021	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$737.6	$1,462.7	$3,853.5	$686.6	$6,740.4
31 – 60 days past-due			1.7	.4	2.1
Greater than 60 days past-due				.2	.2
	$737.6	$1,462.7	$3,855.2	$687.2	$6,742.7

	Dealer		Customer Retail
				Owner/
At December 31, 2020	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$1,021.1	$1,461.3	$3,681.9	$606.0	$6,770.3
31 – 60 days past-due			.2	.9	1.1
Greater than 60 days past-due			2.7	.5	3.2
	$1,021.1	$1,461.3	$3,684.8	$607.4	$6,774.6

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The amortized cost basis for finance receivables that are on non-accrual status is as follows:

	Dealer		Customer Retail
				Owner/
At December 31, 2021	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$14.2	$.8	$15.0
Amortized cost basis with no specific reserve			3.7		3.7
Total			$17.9	$.8	$18.7

	Dealer		Customer Retail
				Owner/
At December 31, 2020	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$33.4	$1.9	$35.3
Amortized cost basis with no specific reserve			1.7	.1	1.8
Total			$35.1	$2.0	$37.1

Interest income recognized on a cash basis for finance receivables that are on non-accrual status is as follows:

	2021	2020	2019
Fleet	$1.2	$1.3	$.6
Owner/Operator	.1	.2	.2
	$1.3	$1.5	$.8

Troubled Debt Restructurings

The balance of TDRs was $21.0 and $32.5 at December 31, 2021 and 2020, respectively. At modification date, the pre- and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class are as follows:

	2021		2020
	Amortized Cost Basis		Amortized Cost Basis
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$.8	$.7	$42.8	$42.8
Owner/Operator	.1	.1	.7	.7
	$.9	$.8	$43.5	$43.5

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2021 and 2020.

There were nil and $2.0 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in 2021 and 2020, respectively. The $2.0 modified in 2020 represented one fleet customer that was charged off in the twelve months ended December 31, 2020. The TDRs that subsequently defaulted during 2020 did not significantly impact the Company’s allowance for credit losses at December 31, 2020.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at December 31, 2021 and 2020 was $.8 and $10.9, respectively.

Proceeds from the sales of repossessed assets were $16.5, $28.7 and $19.6 for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Income.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2022 of $505.0 are due as follows: $231.9 in 2022, $154.0 in 2023, $79.5 in 2024, $32.0 in 2025 and $7.6 in 2026 and thereafter. Depreciation expense related to equipment on operating leases was $237.4, $325.5 and $311.2 in 2021, 2020 and 2019, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2021, 2020 and 2019 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at December 31, 2021 and 2020, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	December 31	December 31
	2021	2020
Due from PACCAR and affiliates
Loans due from PACCAR	$1,151.0	$1,151.6
Loans due from foreign finance affiliates	275.0	669.5
Tax-related receivable due from PACCAR	28.8
Receivables	10.5	39.4
	$1,465.3	$1,860.5

Due to PACCAR and affiliates
Tax-related payable due to PACCAR		$10.4
Payables	$54.8	20.6
	$54.8	$31.0

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR and the tax-related payable due to PACCAR represent the related tax benefit or provision to be settled with PACCAR.

PACCAR has issued letters of credit as of December 31, 2021 in the amount of $1.2 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. Fees for the services were $8.1 in 2021 and $7.0 in both 2020 and 2019 and are included in Additional paid-in capital.

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

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $4.3, $3.5 and $3.4 for the years 2021, 2020 and 2019, respectively, and are included in Selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for the defined contribution plan were $1.9 in 2021, 2020 and 2019 and are included in Selling, general and administrative expenses.

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive loss (AOCI) of $1.9 and $25.3 at December 31, 2021 and 2020, respectively, is comprised of the unrealized net gain (loss) on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance at beginning of year	$(25.3)	$(12.4)	$.8
Amounts recorded in AOCI
Unrealized gain (loss) on derivative contracts	18.7	(27.2)	(16.2)
Income tax effect	(4.6)	6.7	4.0
Amounts reclassified out of AOCI
Interest and other borrowing costs	12.4	10.1	(1.3)
Income taxes	(3.1)	(2.5)	.3
Net other comprehensive income (loss)	23.4	(12.9)	(13.2)
Balance at end of year	$(1.9)	$(25.3)	$(12.4)

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

At December 31, 2021, the notional amount of these contracts totaled $1,464.2 with amounts expiring over the next 6.5 years. Notional maturities for all interest-rate contracts are $374.6 for 2022, $31.5 for 2023, $60.0 for 2024, $535.0 for 2025, $82.0 for 2026 and $381.1 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	As of December 31
	2021		2020
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$10.3		$1.6
Accounts payable, accrued expenses and other		$18.0		$30.4
Gross amounts recognized in Balance Sheets	10.3	18.0	1.6	30.4

Less amounts not offset in financial instruments	(6.9)	(6.9)	(1.1)	(1.1)
Pro forma net amount	$3.4	$11.1	$.5	$29.3

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.5 years.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of loss recorded in AOCI at December 31, 2021 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $10.9, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31	December 31
	2021	2020
Medium-term notes
Carrying amount of hedged liabilities	$310.8	$90.9
Cumulative basis adjustment included in the carrying amount	(6.2)	.9

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $.1 and $(.4) as of December 31, 2021 and 2020, respectively.

The following table presents the amount of expense (income) on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Income:

	As of December 31
	2021	2020
Loss (gain) on fair value hedges
Derivatives	$7.4	$(.3)
Hedged items	(7.1)	1.4
Loss on cash flow hedges
Reclassified from AOCI into income	12.4	10.1
	$12.7	$11.2

NOTE G – BORROWINGS

The carrying amounts of borrowings are summarized as follows:

	As of December 31
	2021		2020
	Effective		Effective
	Rate	Borrowings	Rate	Borrowings
Commercial paper	.6%	$1,086.5	.6%	$1,305.9
Medium-term notes	1.7%	5,484.5	2.2%	5,990.8
	1.5%	$6,571.0	1.9%	$7,296.7

Commercial paper and medium-term notes borrowings were $6,571.0 and $7,296.7 at December 31, 2021 and 2020, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(15.6) and $(9.4) at December 31, 2021 and 2020, respectively. The effective rate is the weighted average rate as of December 31, 2021 and includes the effects of interest-rate swap agreements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The annual principal maturities of the borrowings are as follows:

	Commercial	Term
	Paper	Notes	Total
2022	$1,086.6	$1,750.0	$2,836.6
2023		1,750.0	1,750.0
2024		1,300.0	1,300.0
2025		400.0	400.0
2026		300.0	300.0
	$1,086.6	$5,500.0	$6,586.6

Interest expense on borrowings amounted to $114.0, $153.0 and $168.8 for 2021, 2020 and 2019, respectively. Interest paid on borrowings was $118.2, $145.8 and $164.2 in 2021, 2020 and 2019, respectively.

In November 2021, the Company filed a shelf registration statement under the Securities Act of 1933. In February 2022, the Company issued $300.0 of medium-term notes under this registration. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during the period.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2021. Of this amount, $1,000.0 expires in June 2022, $1,000.0 expires in June 2024 and $1,000.0 expires in June 2026. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,170.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $830.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2021.

NOTE I – INCOME TAXES

The Company’s effective income tax rate was 24.6% for 2021 compared to 24.1% for 2020, reflecting higher state tax expense in 2021 compared to 2020.

The components of the Company’s provision for income taxes include the following:

	Year ended December 31
	2021	2020	2019
Current provision (benefit)
Federal	$219.8	$54.7	$(26.0)
State	30.3	6.1	10.0
	250.1	60.8	(16.0)
Deferred (benefit) provision
Federal	(180.4)	(33.3)	53.5
State	(21.5)	(1.8)	(2.9)
	(201.9)	(35.1)	50.6
Total provision for income taxes	$48.2	$25.7	$34.6

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	Year ended December 31
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Effect of state	3.6%	3.1%	4.1%
	24.6%	24.1%	25.1%

Cash paid for income taxes was nil in 2021 and 2020 and $2.6 in 2019.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	December 31	December 31
	2021	2020
Deferred tax assets:
Allowance for losses on receivables	$16.1	$16.7
Derivative liability	.4	7.2
Other	5.1	11.0
Deferred tax liabilities:
Depreciation	(466.8)	(674.3)
Net deferred tax liability	$(445.2)	$(639.4)

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	December 31	December 31
Level 2	2021	2020
Assets:
Impaired loans, net of specific reserves (2021 - nil and 2020 - $.1)	$2.9	$1.9
Used trucks held for sale	3.3	112.3
Derivative contracts	10.3	1.6
Liabilities:
Derivative contracts	$18.0	$30.4

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at December 31, 2021 and 2020 were $1.2 and $24.2 during 2021 and 2020, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	December 31		December 31
	2021		2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$1,111.0	$1,117.2	$1,061.0	$1,090.9
Due from foreign finance affiliates	200.0	196.5	490.0	496.0
Fixed rate loans	4,358.5	4,370.4	3,961.0	4,051.5
Liabilities:
Fixed rate debt	$5,144.9	$5,171.6	$5,402.4	$5,548.9

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

At December 31, 2021, the Company has loan and lease commitments of $536.0 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PACCAR Financial Corp.

(Millions of Dollars)

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees charged to the Company were $1.0 in both 2021 and 2020.

Other Fees

No other fees were charged to the Company by the principal accountant.

As a wholly owned subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2021 proxy statement. During the year ended December 31, 2021, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2021, 2020 and 2019

Statements of Comprehensive Income – Years Ended December 31, 2021, 2020 and 2019

Balance Sheets – December 31, 2021 and 2020

Statements of Cash Flows – Years Ended December 31, 2021, 2020 and 2019

Statements of Stockholder’s Equity – Years Ended December 31, 2021, 2020 and 2019

Notes to Financial Statements – December 31, 2021, 2020 and 2019

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the financial statements and notes thereto.

(3) Listing of Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3(i)	001-11677

	(ii)	Restated By-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series O	S-3	November 5, 2015	4.2 and 4.3	333-207838
	(c)	Forms of Medium-Term Note, Series P	S-3	November 2, 2018	4.2 and 4.3	333-228141
	(d)	Forms of Medium-Term Note, Series Q	S-3	November 1, 2021	4.3 and 4.4	333-260663
	(e)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(e)	001-116677

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434

(23)		Consent of Independent Registered Public Accounting Firm*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(101.SCH)		Inline XBRL Taxonomy Extension Schema Document*

(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		Inline XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		Inline XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		Inline XBRL Taxonomy Extension Presentation Linkbase Document*

(104)		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	filed herewith

PACCAR Financial Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

Date	February 23, 2022	/s/ C. R. Gryniewicz
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