Form 10-Q
period 2022-03-31
PACCAR FINANCIAL CORP
filed 2022-05-03
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Common Stock, $100 par value—145,000 shares as of April 29, 2022

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP.

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended
	March 31
(Millions of Dollars)	2022	2021
Interest and fee income	$69.8	$77.1
Operating lease and rental revenues	79.9	85.8
Used truck sales and other revenues	7.5	17.3

TOTAL INTEREST AND OTHER REVENUES	157.2	180.2

Interest and other borrowing costs	27.9	36.0
Depreciation and other rental expenses	36.9	81.2
Cost of used truck sales and other expenses	4.8	15.6
Selling, general and administrative expenses	14.9	13.6
Provision for losses on receivables	(2.5)	.6
	.
TOTAL EXPENSES	82.0	147.0

INCOME BEFORE INCOME TAXES	75.2	33.2

Income taxes	18.4	7.7

NET INCOME	$56.8	$25.5
COMPREHENSIVE INCOME	$76.3	$34.8
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,716.8	$1,668.7
RETAINED EARNINGS AT END OF PERIOD	$1,673.6	$1,594.2

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

BALANCE SHEETS
	March 31	December 31
	2022	2021*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$35.5	$22.1
Finance and other receivables, net of allowance for losses (2022 - $63.7 and 2021 - $65.7)	6,894.5	6,728.4
Due from PACCAR and affiliates	1,407.6	1,465.3
Equipment on operating leases, net of accumulated depreciation (2022 - $687.4 and 2021 - $664.2)	953.0	1,012.3
Other assets	194.2	170.0

TOTAL ASSETS	$9,484.8	$9,398.1

LIABILITIES
Accounts payable, accrued expenses and other	$364.3	$385.6
Due to PACCAR and affiliates	72.5	54.8
Commercial paper	1,229.7	1,086.5
Medium-term notes	5,472.0	5,484.5
Deferred taxes and other liabilities	447.3	470.3

TOTAL LIABILITIES	7,585.8	7,481.7

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	162.3	156.0
Retained earnings	1,673.6	1,716.8
Accumulated other comprehensive income (loss)	17.6	(1.9)

TOTAL STOCKHOLDER'S EQUITY	1,899.0	1,916.4

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,484.8	$9,398.1

*	The December 31, 2021 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31
(Millions of Dollars)	2022	2021
OPERATING ACTIVITIES
Net income	$56.8	$25.5
Items included in net income not affecting cash:
Depreciation and amortization	34.0	77.6
Provision for losses on receivables	(2.5)	.6
Deferred taxes	(11.4)	(38.1)
Administrative fees for services from PACCAR	6.3	4.9
Change in tax-related balances with PACCAR	76.6	37.1
Decrease in payables and other	(44.3)	(3.8)

NET CASH PROVIDED BY OPERATING ACTIVITIES	115.5	103.8

INVESTING ACTIVITIES
Finance and other receivables originated	(724.4)	(643.9)
Collections on finance and other receivables	586.7	582.3
Net (increase) decrease in wholesale receivables	(24.5)	69.0
Loans to PACCAR and affiliates	(50.0)	(90.0)
Collections on loans from PACCAR and affiliates	55.0	211.0
Net decrease in other receivables to PACCAR and affiliates	20.0	84.5
Acquisitions of equipment for operating leases	(34.6)	(45.5)
Proceeds from disposals of equipment	76.5	111.2
Other, net	(48.9)	(28.5)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(144.2)	250.1

FINANCING ACTIVITIES
Net increase (decrease) in short-term commercial paper	143.4	(10.5)
Proceeds from medium-term notes and other commercial paper	298.7	399.2
Payments of medium-term notes and other commercial paper	(300.0)	(650.0)
Dividends paid	(100.0)	(100.0)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	42.1	(361.3)

NET INCREASE (DECREASE) IN CASH	13.4	(7.4)

CASH AT BEGINNING OF PERIOD	22.1	48.0

CASH AT END OF PERIOD	$35.5	$40.6

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
	Three Months Ended
	March 31
(Millions of Dollars)	2022	2021
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0
Balance at end of period	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5
Balance at end of period	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	156.0	147.9
Investments from PACCAR	6.3	4.9
Balance at end of period	162.3	152.8

RETAINED EARNINGS

Balance at beginning of period	1,716.8	1,668.7
Net income	56.8	25.5
Dividends paid	(100.0)	(100.0)
Balance at end of period	1,673.6	1,594.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of period	(1.9)	(25.3)
Net unrealized gain	19.5	9.3
Balance at end of period	17.6	(16.0)

TOTAL STOCKHOLDER'S EQUITY	$1,899.0	$1,776.5

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

New Accounting Pronouncements:

The Company adopted the following standard on January 1, 2022, which had no material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2021-05	Leases (Topic 842) - Lessors—Certain Leases with Variable Lease Payments

The Financial Accounting Standards Board issued the following standard, which is not expected to have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2022-02*	Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	January 1, 2023

*     The Company will adopt on the effective date.

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	March 31	December 31
	2022	2021
Retail loans	$4,374.2	$4,300.5
Retail financing leases	1,362.4	1,381.9
Dealer wholesale financing	762.1	737.6
Dealer master notes	405.3	322.7
Operating lease receivables and other	54.2	51.4
	6,958.2	6,794.1

Less allowance for credit losses:
Loans and leases	(61.7)	(63.6)
Dealer wholesale financing	(1.1)	(1.0)
Operating lease receivables and other	(.9)	(1.1)
	$6,894.5	$6,728.4

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $14.1 and $14.2 as of March 31, 2022 and December 31, 2021, respectively.

Interest income recognized on finance leases was $14.5 and $16.3 for the three months ended March 31, 2022 and 2021, respectively. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2022 or December 31, 2021. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately two months in 2022 and eight months in 2021, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2022 or December 31, 2021.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The allowance for credit losses is summarized as follows:

	2022
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$6.5	$57.1	$1.1	$65.7
Provision for losses	.1	(1.9)	(.5)	(.2)	(2.5)
Charge-offs			(.2)		(.2)
Recoveries			.7		.7

Balance at March 31	$1.1	$4.6	$57.1	$.9	$63.7

	2021
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.3	$7.5	$57.7	$1.7	$68.2
Provision for losses		(.2)	.7	.1	.6
Charge-offs			(.7)		(.7)
Recoveries			.5		.5

Balance at March 31	$1.3	$7.3	$58.2	$1.8	$68.6

*	Operating lease and other trade receivables.

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of March 31, 2022 or December 31, 2021. The Company retains as collateral a security interest in the related equipment.

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

At March 31, 2022	Revolving Loans	2022	2021	2020	2019	2018	Prior	Total
Dealer:
Wholesale:
Performing	$756.8							$756.8
Watch	5.3							5.3
At-risk
	$762.1							$762.1
Retail:
Performing	$188.6	$213.2	$367.6	$221.5	$265.2	$128.7	$161.9	$1,546.7
Watch
At-risk
	$188.6	$213.2	$367.6	$221.5	$265.2	$128.7	$161.9	$1,546.7
Total Dealer	$950.7	$213.2	$367.6	$221.5	$265.2	$128.7	$161.9	$2,308.8

Customer Retail:
Fleet:
Performing		$444.2	$1,466.2	$1,012.7	$609.2	$255.0	$102.9	$3,890.2
Watch				3.0	1.0	2.2	.2	6.4
At-risk		.5	3.7	.6	10.9	6.1	1.3	23.1
		$444.7	$1,469.9	$1,016.3	$621.1	$263.3	$104.4	$3,919.7
Owner/Operator:
Performing		$68.5	$290.3	$176.9	$90.0	$36.7	$12.1	$674.5
Watch			.1		.1			.2
At-risk				.1	.2	.3	.2	.8
		$68.5	$290.4	$177.0	$90.3	$37.0	$12.3	$675.5
Total Customer Retail		$513.2	$1,760.3	$1,193.3	$711.4	$300.3	$116.7	$4,595.2
Total	$950.7	$726.4	$2,127.9	$1,414.8	$976.6	$429.0	$278.6	$6,904.0

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At December 31, 2021	Revolving Loans	2021	2020	2019	2018	2017	Prior	Total
Dealer:
Wholesale:
Performing	$731.8							$731.8
Watch	5.8							5.8
At-risk
	$737.6							$737.6
Retail:
Performing	$201.9	$389.9	$258.5	$271.0	$135.2	$97.4	$83.4	$1,437.3
Watch		7.0	3.7	9.2	4.4	1.1		25.4
At-risk
	$201.9	$396.9	$262.2	$280.2	$139.6	$98.5	$83.4	$1,462.7
Total Dealer	$939.5	$396.9	$262.2	$280.2	$139.6	$98.5	$83.4	$2,200.3

Customer Retail:
Fleet:
Performing		$1,568.6	$1,109.5	$691.9	$312.1	$103.8	$36.2	$3,822.1
Watch		.5	1.2	1.1	2.3	.3	.1	5.5
At-risk		4.1	3.2	11.9	6.5	1.7	.2	27.6
		$1,573.2	$1,113.9	$704.9	$320.9	$105.8	$36.5	$3,855.2
Owner/Operator:
Performing		$315.5	$201.5	$104.5	$46.3	$14.4	$3.8	$686.0
Watch		.3			.2			.5
At-risk				.3	.3		.1	.7
		$315.8	$201.5	$104.8	$46.8	$14.4	$3.9	$687.2
Total Customer Retail		$1,889.0	$1,315.4	$809.7	$367.7	$120.2	$40.4	$4,542.4
Total	$939.5	$2,285.9	$1,577.6	$1,089.9	$507.3	$218.7	$123.8	$6,742.7

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

	Dealer		Customer Retail
				Owner/
At March 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$762.1	$1,546.7	$3,917.6	$674.9	$6,901.3
31 – 60 days past due			2.0	.3	2.3
Greater than 60 days past due			.1	.3	.4
	$762.1	$1,546.7	$3,919.7	$675.5	$6,904.0

	Dealer		Customer Retail
				Owner/
At December 31, 2021	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$737.6	$1,462.7	$3,853.5	$686.6	$6,740.4
31 – 60 days past due			1.7	.4	2.1
Greater than 60 days past due				.2	.2
	$737.6	$1,462.7	$3,855.2	$687.2	$6,742.7

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The amortized cost basis for finance receivables that are on non-accrual status is as follows:

	Dealer		Customer Retail
				Owner/
At March 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$13.0	$.8	$13.8
Amortized cost basis with no specific reserve			1.3		1.3
Total			$14.3	$.8	$15.1

	Dealer		Customer Retail
				Owner/
At December 31, 2021	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$14.2	$.8	$15.0
Amortized cost basis with no specific reserve			3.7		3.7
Total			$17.9	$.8	$18.7

Interest income recognized on a cash basis for finance receivables that are on non-accrual status is as follows:

	Three Month Ended
	March 31
	2022	2021
Fleet	$.2	$.4
Owner/Operator
	$.2	$.4

Troubled Debt Restructurings

The balance of TDRs was $19.0 at March 31, 2022 and $21.0 at December 31, 2021. At modification date, the pre- and post-modification amortized cost basis balances for finance receivables modified during the periods by portfolio class are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Amortized Cost Basis		Amortized Cost Basis
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet			$.7	$.6
Owner/Operator			.1	.1
			$.8	$.7

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2021.

There were nil and $.1 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the three months ended March 31, 2022 and 2021, respectively. There were no finance receivables modified as TDRs in the last twelve months that subsequently defaulted and were charged off in the three months ended March 31, 2021.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $.2 at March 31, 2022 and $.8 at December 31, 2021.

Proceeds from sales of repossessed assets were $4.3 and $9.9 for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in Proceeds from disposals of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2022 and full year 2021 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil. Loans to these foreign affiliates during 2022 and 2021 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada, Australia and Brasil. The Company will not make loans to the foreign affiliates in excess of the equivalent of $750.0 U.S. dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Amounts outstanding at March 31, 2022 and December 31, 2021, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	March 31	December 31
	2022	2021
Due from PACCAR and affiliates
Loans due from PACCAR	$1,186.0	$1,151.0
Loans due from foreign finance affiliates	215.0	275.0
Tax-related receivable due from PACCAR		28.8
Receivables	6.6	10.5
	$1,407.6	$1,465.3

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$47.8
Payables	24.7	$54.8
	$72.5	$54.8

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related payable due to PACCAR and the tax-related receivable due from PACCAR represent the related tax provision or benefit to be settled with PACCAR.

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31
	2022	2021
Net income	$56.8	$25.5
Other comprehensive income
Derivative contracts increase	19.5	9.3
Total comprehensive income	$76.3	$34.8

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) of $17.6 and $(1.9) at March 31, 2022 and December 31, 2021, respectively, is comprised of the unrealized net gain on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended
	March 31
	2022	2021
Balance at beginning of period	$(1.9)	$(25.3)
Amounts recorded in AOCI
Unrealized gain on derivative contracts	14.8	8.7
Income tax effect	(3.7)	(2.1)
Amounts reclassified out of AOCI
Interest and other borrowing costs	11.1	3.5
Income tax effect	(2.7)	(.8)

Net other comprehensive income	19.5	9.3

Balance at end of period	$17.6	$(16.0)

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	March 31	December 31
Level 2	2022	2021
Assets:
Impaired loans, net of specific reserves (2021 - nil)		$2.9
Used trucks held for sale	$.6	3.3
Derivative contracts	.5	10.3

Liabilities:
Derivative contracts	$20.9	$18.0

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at March 31, 2022 and 2021 were nil and $2.5 during the first three months of 2022 and 2021, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$1,106.0	$1,080.6	$1,111.0	$1,117.2
Due from foreign finance affiliates	200.0	188.7	200.0	196.5
Fixed rate loans	4,528.2	4,436.4	4,358.5	4,370.4

Liabilities:
Fixed rate debt	$5,132.1	$5,026.8	$5,144.9	$5,171.6

NOTE F – Derivative Financial Instruments

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $.5 at March 31, 2022.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At March 31, 2022, the notional amount of these contracts totaled $874.0 with amounts expiring over the next 6.3 years. Notional maturities for all interest-rate contracts are $369.4 for the remainder of 2022, $31.5 for 2023, $60.0 for 2024, $250.0 for 2025, $82.0 for 2026 and $81.1 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	March 31, 2022		December 31, 2021
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$.5		$10.3
Accounts payable, accrued expenses and other		$20.9		$18.0
Gross amounts recognized in Balance Sheets	.5	20.9	10.3	18.0

Less amounts not offset in financial instruments	(.5)	(.5)	(6.9)	(6.9)
Pro forma net amount		$20.4	$3.4	$11.1

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.3 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of loss recorded in AOCI at March 31, 2022 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $.1, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2022	2021
Medium-term notes:
Carrying amount of the hedged liabilities	$298.3	$310.8
Cumulative basis adjustment included in the carrying amount	(18.7)	(6.2)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $.1 as of both March 31, 2022 and December 31, 2021.

The following table presents the amount of expense (income) on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended
	March 31
	2022	2021
Loss (gain) on fair value hedges
Derivatives	$12.4	$2.0
Hedged items	(12.5)	(1.8)
Loss on cash flow hedges
Reclassified from AOCI into income	11.1	3.5
	$11.0	$3.7

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE G – Income Taxes

The Company’s effective income tax rate for the first quarter of 2022 was 24.5% compared to 23.2% for the first quarter of 2021, reflecting higher state tax expense in 2022 compared to 2021.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended
	March 31
	2022	2021	% Change
New business volume by product:
Retail loans and finance leases	$601.3	$583.4	3
Equipment on operating leases	52.4	45.9	14
Dealer master notes	114.8	41.4	177

	$768.5	$670.7	15
Average earning assets by product:
Retail loans and finance leases	$5,667.3	$5,645.5
Equipment on operating leases	1,040.3	1,255.4	(17)
Dealer wholesale financing	740.6	990.2	(25)
Dealer master notes	350.3	127.6	175

	$7,798.5	$8,018.7	(3)
Revenue by product:
Retail loans and finance leases	$62.9	$71.0	(11)
Equipment on operating leases	79.9	85.8	(7)
Dealer wholesale financing	3.3	4.4	(25)
Dealer master notes	1.8	.9	100
Used truck sales, other revenues and fees	9.3	18.1	(49)

	$157.2	$180.2	(13)

Income before income taxes	$75.2	$33.2	127

New Business Volume

New business volume from retail loans and finance leases in the first quarter of 2022 increased to $601.3 from $583.4 in the first quarter of 2021 due to higher market share in 2022. Equipment on operating leases new business volume increased to $52.4 in the first quarter of 2022 from $45.9 in the first quarter of 2021, reflecting higher fleet business in 2022. Dealer master notes new business volume increased to $114.8 in the first quarter of 2022 from $41.4 in the first quarter of 2021 due to increased finance volume from dealers.

In the first quarter of 2022, market share on new PACCAR truck sales increased to 25.9% from 21.6% in the first quarter of 2021.

Income Before Income Taxes

The Company’s income before income taxes was $75.2 for the first quarter of 2022 compared to $33.2 for the first quarter of 2021. The increase in income before income taxes in 2022 was primarily the result of higher operating lease margin of $38.4 and a lower provision for losses of $3.1, partially offset by higher selling, general and administrative expenses (SG&A) of $1.3.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $28.3 at March 31, 2022 and $44.4 at December 31, 2021. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the first quarter, the Company recognized gains on used trucks, excluding repossessions, of $17.4 in 2022 compared to losses of $11.4 in 2021 (which included losses on multiple unit transactions of $6.9 in 2021). Used truck gains related to repossessions, which are recognized as credit losses, were $.1 and $.2 in the first quarter of 2022 and 2021, respectively.

PACCAR FINANCIAL CORP.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the three months ended March 31, 2022 and 2021 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended March 31, 2021	$77.1	$36.0	$41.1
(Decrease) increase
Average finance receivables
Average receivables from PACCAR and affiliates	(1.3)		(1.3)
Average debt balances		(2.1)	2.1
Yields	(6.0)		(6.0)
Borrowing rates		(6.0)	6.0

Total (decrease) increase	(7.3)	(8.1)	.8

Three Months Ended March 31, 2022	$69.8	$27.9	$41.9

•	Average finance receivables decreased $5.1 in the first quarter of 2022 primarily due to lower dealer wholesale financing, mostly offset by a larger retail portfolio.
•

Average receivables from PACCAR and affiliates decreased $332.9 in the first quarter of 2022 as a result of collections exceeding new loans to affiliated companies, which reduced interest and fee income by $1.3.

•

Average debt balances decreased $502.8 in the first quarter of 2022, reflecting lower funding requirements for the portfolio and affiliated companies, reducing interest and other borrowing costs by $2.1. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields decreased due to lower yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 3.9% in the first quarter of 2022, compared to 4.1% in the first quarter of 2021. Yields on receivables from PACCAR and affiliates were 1.5% in the first quarter of 2022, compared to 2.1% in the first quarter of 2021.

•	Average borrowing rates in the first quarter of 2022 were 1.7% compared to 2.0% in the first quarter of 2021 due to lower debt market interest rates.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the three months ended March 31, 2022 and 2021 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended March 31, 2021	$85.8	$81.2	$4.6
(Decrease) increase
Operating lease impairments		(2.6)	2.6
Results on returned lease assets		(37.8)	37.8
Average operating lease assets	(9.4)	(7.7)	(1.7)
Revenue and cost per asset	3.5	3.8	(.3)

Total (decrease) increase	(5.9)	(44.3)	38.4

Three Months Ended March 31, 2022	$79.9	$36.9	$43.0

•	Operating lease impairments decreased in 2022 due to higher used truck market prices and lower used truck inventory.
•	Results on returned lease assets reduced depreciation and other rental expenses by $37.8, primarily due to gains on sales of returned lease units in 2022 as compared to losses in 2021.
•	Average operating lease assets decreased in 2022 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue per asset increased by $3.5 primarily due to higher fleet utilization, and cost per asset increased by $3.8 primarily due to higher depreciation.

PACCAR FINANCIAL CORP.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the first quarter of 2022 compared to the first quarter of 2021:

	Three Months Ended
	March 31
	2022	2021
Used truck sales	$5.1	$14.8
Insurance, franchise and other revenues	2.4	2.5
Used truck sales and other revenues	7.5	17.3

Cost of used truck sales	4.1	14.5
Insurance, franchise and other expenses	.7	1.1
Cost of used truck sales and other expenses	4.8	15.6

Results from used trucks and other	$2.7	$1.7

Results from used trucks and other in the first quarter of 2022 increased by $1.0 from the first quarter of 2021, primarily due to higher used truck market prices.

The Company’s SG&A increased in the first quarter of 2022 to $14.9 from $13.6 in the first quarter of 2021 primarily due to higher personnel and related expenses. As a percentage of revenues, the Company’s SG&A increased to 9.5% in the first quarter of 2022 from 7.5% in the same period of 2021.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Three Months Ended	Year Ended	Three Months Ended
	March 31	December 31	March 31
	2022	2021	2021
Balance at beginning of period	$65.7	$68.2	$68.2
Provision for losses	(2.5)	(2.2)	.6
Charge-offs	(.2)	(2.5)	(.7)
Recoveries	.7	2.2	.5
Balance at end of period	$63.7	$65.7	$68.6

Ratios:
Charge-offs, net of recoveries (-$.5 in 2022) to
average total portfolio ($6,758.2 in 2022)
annualized at March 31, 2022	(.03)%		.01%

Allowance for credit losses ($63.7 in 2022) to period-end
total portfolio ($6,958.2 in 2022)	.92%	.97%	1.00%

Period-end retail loan and lease receivables past
due over 30 days ($2.7 in 2022) to period-end
retail loan and lease receivables ($5,736.6 in 2022)	.05%	.04%	.05%

The provision (benefit) for losses on receivables was $(2.5) for the first quarter of 2022 compared to $.6 for the first quarter of 2021, reflecting improved portfolio performance in 2022.

Charge-offs, net of recoveries, were a net recovery of $.5 in the first quarter of 2022 compared to a net charge-off of $.2 in the first quarter of 2021, reflecting continued strong portfolio performance.

Retail loan and lease receivables past due over 30 days at March 31, 2022 was .05%, comparable to .04% at December 31, 2021 and .05% at March 31, 2021. The Company continues to focus on maintaining low past due balances.

PACCAR FINANCIAL CORP.

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

The post-modification balances of accounts modified during the three months ended March 31, 2022 and 2021 are summarized below:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Amortized	% of Total	Amortized	% of Total
	Cost Basis	Portfolio*	Cost Basis	Portfolio*
Commercial	$60.7	3.5%	$57.1	3.3%
Insignificant Delay	13.4	.8%	8.0	.5%
Credit - No Concession
Credit - TDR			.7
	$74.1	4.3%	$65.8	3.8%

*	Amortized cost basis immediately after modification as a percentage of period-end portfolio, on an annualized basis.

Modification activity increased to $74.1 in the first quarter of 2022 compared to $65.8 in the first quarter of 2021. The increase in Commercial modifications reflects higher volumes of refinancing. The increase in Insignificant Delay modifications reflects an increase in customers requesting payment relief for up to three months. There were no Credit – TDR modifications in the first quarter of 2022 compared to $.7 in the first quarter of 2021.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company did not modify any accounts during the first quarter of 2022 or the fourth quarter of 2021 that were 30+ days past due and became current at the time of modification. During the first quarter of 2021, the Company modified $.7 of accounts that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31	December 31	March 31
	2022	2021	2021
Pro forma percentage of retail loan and lease accounts 30+ days past due	.05%	.04%	.07%

Modifications of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2022, December 31, 2021 and March 31, 2021. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2022, December 31, 2021 and March 31, 2021.

PACCAR FINANCIAL CORP.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31		December 31		March 31
	2022		2021		2021
Retail loans	$4,374.2	63%	$4,300.5	63%	$4,225.3	62%
Retail leases	1,362.4	19%	1,381.9	20%	1,447.2	21%
Dealer wholesale financing	762.1	11%	737.6	11%	952.1	14%
Dealer master notes	405.3	6%	322.7	5%	122.9	2%
Operating lease receivables and other	54.2	1%	51.4	1%	85.7	1%

Total portfolio	$6,958.2	100%	$6,794.1	100%	$6,833.2	100%

Retail loans increased to $4,374.2 at March 31, 2022 from $4,300.5 at December 31, 2021, reflecting new business volume exceeding collections.

Retail leases decreased to $1,362.4 at March 31, 2022 from $1,381.9 at December 31, 2021, reflecting collections exceeding new business volume.

Dealer wholesale financing balances increased to $762.1 at March 31, 2022 from $737.6 at December 31, 2021 due to higher dealer new truck inventory.

Dealer master notes were $405.3 at March 31, 2022 compared to $322.7 at December 31, 2021. Dealers may pay the loans early or make additional draws up to specified balances of the contracts and/or vehicles pledged to the Company. As of March 31, 2022, the underlying pledged contracts and/or vehicles were $509.9, upon which the dealers have available $101.7 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the first quarter of 2022 was 24.5% compared to 23.2% for the first quarter of 2021, reflecting higher state tax expense in 2022 compared to 2021.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first quarter of 2022 was $11.4 compared to $38.1 for the first quarter of 2021. The Company’s net deferred tax liability decreased to $440.2 at March 31, 2022 from $445.2 at December 31, 2021, primarily due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2022.

Company Outlook

Truck Industry Class 8 retail sales in the U.S. in 2022 are expected to be 230,000-260,000 units compared to 221,900 in 2021. Average earning assets in 2022 are expected to be similar to 2021. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR FINANCIAL CORP.

Funding and Liquidity

The Company’s debt ratings at March 31, 2022 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2021, the Company filed a shelf registration statement to issue medium-term notes. In April 2022, the Company issued $400.0 of medium-term notes under this registration. The shelf registration statement expires in November 2024 and does not limit the principal amount of debt securities that may be issued during the period.

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at March 31, 2022. Of this amount, $1,000.0 expires in June 2022, $1,000.0 expires in June 2024 and $1,000.0 expires in June 2026. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,170.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $830.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the first quarter of 2022.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of March 31, 2022 were $1,230.0 and $5,500.0, respectively.

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

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) continues to be relevant.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales or reduced market share; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in interest rates and other operating costs; insufficient liquidity in the capital markets and availability of other funding sources; cybersecurity risks to the Company’s information technology systems; pandemics; global conflicts; litigation involving the Company or affiliated entities; and legislation and governmental regulation.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2021 Annual Report. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2022, except for the following:

Conflict in Ukraine

In accordance with recent international sanctions, PACCAR has suspended truck and parts sales in Russia and Belarus. PACCAR is monitoring the situation closely. At this time, the conflict has not had a significant impact on the results of operations or cash flows of PACCAR or the Company. The potential impact on PACCAR and the Company’s business will depend on future developments, including the severity and duration of the conflict and its effect on global economic conditions.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the three months ended March 31, 2022.

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

PACCAR Financial Corp.
(Registrant)

Date	May 3, 2022	/s/ Craig R. Gryniewicz
Craig R. Gryniewicz
President
(Authorized Officer)

/s/ Yi Zhang
Yi Zhang
Controller
(Chief Accounting Officer)