Form 10-Q
period 2022-09-30
PACCAR FINANCIAL CORP
filed 2022-10-28
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Common Stock, $100 par value—145,000 shares as of October 27, 2022

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP.

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of Dollars)	2022	2021	2022	2021
Interest and fee income	$80.9	$74.7	$225.5	$229.2
Operating lease and rental revenues	75.7	83.6	232.6	254.0
Used truck sales and other revenues	3.8	13.9	15.2	75.8

TOTAL INTEREST AND OTHER REVENUES	160.4	172.2	473.3	559.0

Interest and other borrowing costs	35.2	28.8	92.5	96.8
Depreciation and other rental expenses	51.3	62.5	137.5	213.8
Cost of used truck sales and other expenses	1.7	9.6	7.7	68.1
Selling, general and administrative expenses	15.5	14.8	45.6	42.9
Provision for losses on receivables	(1.2)	(.6)	(3.6)	(.4)
	.
TOTAL EXPENSES	102.5	115.1	279.7	421.2

INCOME BEFORE INCOME TAXES	57.9	57.1	193.6	137.8

Income taxes	14.4	14.4	47.7	33.5

NET INCOME	$43.5	$42.7	$145.9	$104.3
COMPREHENSIVE INCOME	$44.7	$46.9	$168.8	$117.4
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,719.2	$1,630.3	$1,716.8	$1,668.7
RETAINED EARNINGS AT END OF PERIOD	$1,762.7	$1,673.0	$1,762.7	$1,673.0

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

BALANCE SHEETS
	September 30	December 31
	2022	2021*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$47.9	$22.1
Finance and other receivables, net of allowance for losses (2022 - $62.9 and 2021 - $65.7)	7,158.2	6,728.4
Due from PACCAR and affiliates	1,612.8	1,465.3
Equipment on operating leases, net of accumulated depreciation (2022 - $649.2 and 2021 - $664.2)	902.7	1,012.3
Other assets	261.8	170.0

TOTAL ASSETS	$9,983.4	$9,398.1

LIABILITIES
Accounts payable, accrued expenses and other	$535.0	$385.6
Due to PACCAR and affiliates	42.6	54.8
Commercial paper	1,283.5	1,086.5
Medium-term notes	5,662.7	5,484.5
Deferred taxes and other liabilities	467.1	470.3

TOTAL LIABILITIES	7,990.9	7,481.7

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	163.3	156.0
Retained earnings	1,762.7	1,716.8
Accumulated other comprehensive income (loss)	21.0	(1.9)

TOTAL STOCKHOLDER'S EQUITY	1,992.5	1,916.4

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,983.4	$9,398.1

*	The December 31, 2021 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 30
(Millions of Dollars)	2022	2021
OPERATING ACTIVITIES
Net income	$145.9	$104.3
Items included in net income not affecting cash:
Depreciation and amortization	128.5	200.9
Provision for losses on receivables	(3.6)	(.4)
Deferred taxes	(.1)	(238.8)
Administrative fees for services from PACCAR	7.3	7.2
Change in tax-related balances with PACCAR	34.3	170.0
Increase in payables and other	157.0	57.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	469.3	300.9

INVESTING ACTIVITIES
Finance and other receivables originated	(1,976.0)	(2,145.7)
Collections on finance and other receivables	1,790.9	1,860.5
Net (increase) decrease in wholesale receivables	(248.7)	411.0
Loans to PACCAR and affiliates	(477.0)	(221.0)
Collections on loans from PACCAR and affiliates	350.0	701.0
Net (increase) decrease in other receivables to PACCAR and affiliates	(53.0)	25.1
Acquisitions of equipment for operating leases	(180.8)	(153.9)
Proceeds from disposals of equipment	156.0	252.1
Other, net	(96.6)	(18.3)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(735.2)	710.8

FINANCING ACTIVITIES
Net increase (decrease) in short-term commercial paper	198.4	(109.5)
Proceeds from medium-term notes and other commercial paper	1,793.3	996.1
Payments of medium-term notes and other commercial paper	(1,600.0)	(1,800.0)
Dividends paid	(100.0)	(100.0)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	291.7	(1,013.4)

NET INCREASE (DECREASE) IN CASH	25.8	(1.7)

CASH AT BEGINNING OF PERIOD	22.1	48.0

CASH AT END OF PERIOD	$47.9	$46.3

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of Dollars)	2022	2021	2022	2021
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0	$31.0	$31.0
Balance at end of period	31.0	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5	14.5	14.5
Balance at end of period	14.5	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	162.2	154.3	156.0	147.9
Investments from PACCAR	1.1	.8	7.3	7.2
Balance at end of period	163.3	155.1	163.3	155.1

RETAINED EARNINGS

Balance at beginning of period	1,719.2	1,630.3	1,716.8	1,668.7
Net income	43.5	42.7	145.9	104.3
Dividends paid			(100.0)	(100.0)
Balance at end of period	1,762.7	1,673.0	1,762.7	1,673.0

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of period	19.8	(16.4)	(1.9)	(25.3)
Net unrealized gain	1.2	4.2	22.9	13.1
Balance at end of period	21.0	(12.2)	21.0	(12.2)

TOTAL STOCKHOLDER'S EQUITY	$1,992.5	$1,861.4	$1,992.5	$1,861.4

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

STANDARD	DESCRIPTION	EFFECTIVE DATE
2022-02*	Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	January 1, 2023

*     The Company will adopt on the effective date.

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	September 30	December 31
	2022	2021
Retail loans	$4,442.4	$4,300.5
Retail financing leases	1,363.0	1,381.9
Dealer wholesale financing	986.3	737.6
Dealer master notes	379.9	322.7
Operating lease receivables and other	49.5	51.4
	7,221.1	6,794.1

Less allowance for credit losses:
Loans and leases	(60.8)	(63.6)
Dealer wholesale financing	(1.1)	(1.0)
Operating lease receivables and other	(1.0)	(1.1)
	$7,158.2	$6,728.4

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $15.0 and $14.2 as of September 30, 2022 and December 31, 2021, respectively.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Interest income recognized on finance leases was $14.6 and $43.5 for the three and nine months ended September 30, 2022, respectively, compared to $15.3 and $47.1 for the same periods in 2021. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2022 or December 31, 2021. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately three months in 2022 and eight months in 2021, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2022 or December 31, 2021.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The allowance for credit losses is summarized as follows:

	2022
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$6.5	$57.1	$1.1	$65.7
Provision for losses	.1	(3.0)	(.7)		(3.6)
Charge-offs			(1.1)	(.1)	(1.2)
Recoveries			2.0		2.0

Balance at September 30	$1.1	$3.5	$57.3	$1.0	$62.9

	2021
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.3	$7.5	$57.7	$1.7	$68.2
Provision for losses	(.5)	(.6)	1.1	(.4)	(.4)
Charge-offs			(2.3)		(2.3)
Recoveries			1.3		1.3

Balance at September 30	$.8	$6.9	$57.8	$1.3	$66.8

*	Operating lease and other trade receivables.

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of September 30, 2022 or December 31, 2021. The Company retains as collateral a security interest in the related equipment.

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

At September 30, 2022	Revolving Loans	2022	2021	2020	2019	2018	Prior	Total
Dealer:
Wholesale:
Performing	$983.4							$983.4
Watch	2.9							2.9
At-risk
	$986.3							$986.3
Retail:
Performing	$197.1	$339.0	$337.3	$197.6	$234.3	$107.4	$121.4	$1,534.1
Watch
At-risk
	$197.1	$339.0	$337.3	$197.6	$234.3	$107.4	$121.4	$1,534.1
Total Dealer	$1,183.4	$339.0	$337.3	$197.6	$234.3	$107.4	$121.4	$2,520.4

Customer Retail:
Fleet:
Performing		$1,268.0	$1,227.9	$828.1	$447.2	$152.2	$53.3	$3,976.7
Watch			1.8	.5	3.6	2.3	.5	8.7
At-risk		1.4	6.3	1.6	11.5	4.9	.7	26.4
		$1,269.4	$1,236.0	$830.2	$462.3	$159.4	$54.5	$4,011.8
Owner/Operator:
Performing		$161.5	$240.8	$141.3	$66.3	$23.4	$4.7	$638.0
Watch		.2	.1	.3				.6
At-risk			.2	.1	.3	.2		.8
		$161.7	$241.1	$141.7	$66.6	$23.6	$4.7	$639.4
Total Customer Retail		$1,431.1	$1,477.1	$971.9	$528.9	$183.0	$59.2	$4,651.2
Total	$1,183.4	$1,770.1	$1,814.4	$1,169.5	$763.2	$290.4	$180.6	$7,171.6

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At December 31, 2021	Revolving Loans	2021	2020	2019	2018	2017	Prior	Total
Dealer:
Wholesale:
Performing	$731.8							$731.8
Watch	5.8							5.8
At-risk
	$737.6							$737.6
Retail:
Performing	$201.9	$389.9	$258.5	$271.0	$135.2	$97.4	$83.4	$1,437.3
Watch		7.0	3.7	9.2	4.4	1.1		25.4
At-risk
	$201.9	$396.9	$262.2	$280.2	$139.6	$98.5	$83.4	$1,462.7
Total Dealer	$939.5	$396.9	$262.2	$280.2	$139.6	$98.5	$83.4	$2,200.3

Customer Retail:
Fleet:
Performing		$1,568.6	$1,109.5	$691.9	$312.1	$103.8	$36.2	$3,822.1
Watch		.5	1.2	1.1	2.3	.3	.1	5.5
At-risk		4.1	3.2	11.9	6.5	1.7	.2	27.6
		$1,573.2	$1,113.9	$704.9	$320.9	$105.8	$36.5	$3,855.2
Owner/Operator:
Performing		$315.5	$201.5	$104.5	$46.3	$14.4	$3.8	$686.0
Watch		.3			.2			.5
At-risk				.3	.3		.1	.7
		$315.8	$201.5	$104.8	$46.8	$14.4	$3.9	$687.2
Total Customer Retail		$1,889.0	$1,315.4	$809.7	$367.7	$120.2	$40.4	$4,542.4
Total	$939.5	$2,285.9	$1,577.6	$1,089.9	$507.3	$218.7	$123.8	$6,742.7

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

	Dealer		Customer Retail
				Owner/
At September 30, 2022	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$986.3	$1,534.1	$4,006.7	$638.4	$7,165.5
31 – 60 days past due			.6	.7	1.3
Greater than 60 days past due			4.5	.3	4.8
	$986.3	$1,534.1	$4,011.8	$639.4	$7,171.6

	Dealer		Customer Retail
				Owner/
At December 31, 2021	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$737.6	$1,462.7	$3,853.5	$686.6	$6,740.4
31 – 60 days past due			1.7	.4	2.1
Greater than 60 days past due				.2	.2
	$737.6	$1,462.7	$3,855.2	$687.2	$6,742.7

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The amortized cost basis for finance receivables that are on non-accrual status is as follows:

	Dealer		Customer Retail
				Owner/
At September 30, 2022	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$1.1	$.7	$1.8
Amortized cost basis with no specific reserve			7.4		7.4
Total			$8.5	$.7	$9.2

	Dealer		Customer Retail
				Owner/
At December 31, 2021	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$14.2	$.8	$15.0
Amortized cost basis with no specific reserve			3.7		3.7
Total			$17.9	$.8	$18.7

Interest income recognized on a cash basis for finance receivables that are on non-accrual status is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Fleet	$.1	$.2	$.5	$.9
Owner/Operator				.1
	$.1	$.2	$.5	$1.0

Troubled Debt Restructurings

The balance of TDRs was $15.4  at September 30, 2022 and $21.0 at December 31, 2021. There were no new TDR modifications in the first nine months of 2022. At modification date, the pre- and post-modification amortized cost basis balances for finance receivables modified by portfolio class in 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Amortized Cost Basis		Amortized Cost Basis
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$.1	$.1	$.8	$.7
Owner/Operator			.1	.1
	$.1	$.1	$.9	$.8

The effect on the allowance for credit losses from such modifications was not significant at September 30, 2021.

There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the nine months ended September 30, 2022 and 2021, respectively.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $1.0 at September 30, 2022 and $.8 at December 31, 2021.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Proceeds from sales of repossessed assets were $5.6 and $14.7 for the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in Proceeds from disposals of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2022 and full year 2021 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at September 30, 2022 and December 31, 2021, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	September 30	December 31
	2022	2021
Due from PACCAR and affiliates
Loans due from PACCAR	$994.0	$1,151.0
Loans due from foreign finance affiliates	612.0	275.0
Tax-related receivable due from PACCAR		28.8
Receivables	6.8	10.5
	$1,612.8	$1,465.3

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$5.5
Payables	37.1	$54.8
	$42.6	$54.8

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

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from five facilities leased by PACCAR. Lease payments for the use of these facilities are included in the above-mentioned administrative services charged by PACCAR.

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net income	$43.5	$42.7	$145.9	$104.3
Other comprehensive income
Derivative contracts increase	1.2	4.2	22.9	13.1
Total comprehensive income	$44.7	$46.9	$168.8	$117.4

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) of $21.0 and $(1.9) at September 30, 2022 and December 31, 2021, respectively, is comprised of the unrealized net gain (loss) on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Balance at beginning of period	$19.8	$(16.4)	$(1.9)	$(25.3)
Amounts recorded in AOCI
Unrealized gain on derivative contracts	.6	2.8	1.8	7.9
Income tax effect	(.1)	(.7)	(.4)	(1.9)
Amounts reclassified out of AOCI
Interest and other borrowing costs	1.0	2.9	28.6	9.5
Income tax effect	(.3)	(.8)	(7.1)	(2.4)

Net other comprehensive income	1.2	4.2	22.9	13.1

Balance at end of period	$21.0	$(12.2)	$21.0	$(12.2)

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	September 30	December 31
Level 2	2022	2021
Assets:
Impaired loans, net of specific reserves (2021 - nil)		$2.9
Used trucks held for sale	$.2	3.3
Derivative contracts	4.6	10.3

Liabilities:
Derivative contracts	$20.4	$18.0

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at September 30, 2022 and 2021 were nil and $1.1 during the first nine months of 2022 and 2021, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$909.0	$855.0	$1,111.0	$1,117.2
Due from foreign finance affiliates	529.0	492.4	200.0	196.5
Fixed rate loans	4,596.3	4,379.8	4,358.5	4,370.4

Liabilities:
Fixed rate debt	$5,529.9	$5,241.4	$5,144.9	$5,171.6

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $4.6 at September 30, 2022.

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

At September 30, 2022, the notional amount of these contracts totaled $517.2 with amounts expiring over the next 5.8 years. Notional maturities for all interest-rate contracts are $150.0 for the remainder of 2022, $25.7 for 2023, nil for 2024, $235.0 for 2025, $9.6 for 2026 and $96.9 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	September 30, 2022		December 31, 2021
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$4.6		$10.3
Accounts payable, accrued expenses and other		$20.4		$18.0
Gross amounts recognized in Balance Sheets	4.6	20.4	10.3	18.0

Less amounts not offset in financial instruments	(.5)	(.5)	(6.9)	(6.9)
Pro forma net amount	$4.1	$19.9	$3.4	$11.1

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 5.8 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at September 30, 2022 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $3.1, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30	December 31
	2022	2021
Medium-term notes:
Carrying amount of the hedged liabilities	$214.8	$310.8
Cumulative basis adjustment included in the carrying amount	(20.2)	(6.2)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(5.2) and $.1 as of September 30, 2022 and December 31, 2021, respectively.

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
(Gain) loss on fair value hedges
Derivatives	$(.2)	$.8	$9.9	$3.2
Hedged items	.6	(.8)	(9.5)	(3.1)
Loss on cash flow hedges
Reclassified from AOCI into income	1.0	2.9	28.6	9.5
	$1.4	$2.9	$29.0	$9.6

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE G – Income Taxes

The Company’s effective income tax rate for the third quarter and first nine months of 2022 was 24.9% and 24.6%, respectively, compared to 25.2% and 24.3% for the same periods of 2021, reflecting changes in the state tax expense during the three and nine month periods ended September 30, 2022 and 2021.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2022	2021	% Change	2022	2021	% Change
New business volume by product:
Retail loans and finance leases	$578.3	$658.5	(12)	$1,770.7	$1,975.0	(10)
Equipment on operating leases	75.2	66.2	14	254.0	187.4	36
Dealer master notes	30.2	41.5	(27)	175.3	130.4	34
	$683.7	$766.2	(11)	$2,200.0	$2,292.8	(4)
Average earning assets by product:
Retail loans and finance leases	$5,741.7	$5,872.7	(2)	$5,720.5	$5,770.7	(1)
Dealer wholesale financing	992.0	798.5	24	881.3	905.1	(3)
Dealer master notes	388.2	129.4	200	379.8	129.6	193
Average finance receivables	7,121.9	6,800.6	5	6,981.6	6,805.4	3
Equipment on operating leases	1,006.3	1,157.4	(13)	1,019.1	1,208.1	(16)
	$8,128.2	$7,958.0	2	$8,000.7	$8,013.5
Revenue by product:
Retail loans and finance leases	$69.8	$68.9	1	$197.5	$210.4	(6)
Equipment on operating leases	75.7	83.6	(9)	232.6	254.0	(8)
Dealer wholesale financing	6.7	3.2	109	15.1	11.6	30
Dealer master notes	3.1	.9	244	7.5	2.8	168
Used truck sales, other revenues and fees	5.1	15.6	(67)	20.6	80.2	(74)
	160.4	172.2	(7)	473.3	559.0	(15)
Income before income taxes	$57.9	$57.1	1	$193.6	$137.8	40

New Business Volume

New business volume in the third quarter of 2022 decreased to $683.7 from $766.2 in the third quarter of 2021 primarily due to lower finance market share, partially offset by higher retail sales of PACCAR trucks and a higher amount financed per truck in 2022. New business volume in the first nine months of 2022 decreased to $2,200.0 from $2,292.8 in the same period of 2021 due to lower finance market share, partially offset by a higher amount financed per truck. The decrease in retail loans and finance leases new business volume and increase in equipment on operating leases new business volume reflected lower retail financing and higher fleet business in 2022. Dealer master notes new business volume decreased to $30.2 from $41.5 in the third quarter of 2021 due to decreased finance volume from dealers. Dealer master notes new business volume increased to $175.3 in the first nine months of 2022 from $130.4 in the same period of 2021 due to increased finance volume from dealers.

Market share on new PACCAR truck sales was 19.4% and 22.0% in the third quarter and first nine months of 2022, respectively, compared to 23.5% in both the third quarter and first nine months of 2021.

Revenues

The Company’s revenues decreased to $160.4 and $473.3 in the third quarter and first nine months of 2022, respectively, from $172.2 and $559.0 in the third quarter and first nine months of 2021, respectively, primarily driven by lower unit volumes of used truck sales, partially offset by higher used truck market prices.

Income Before Income Taxes

The Company’s income before income taxes was $57.9 for the third quarter of 2022 compared to $57.1 for the third quarter of 2021. The increase in income before income taxes in 2022 was the result of higher operating lease margin of $3.3 and lower provision for losses of $.6, partially offset by lower results from used trucks and other of $2.2 and higher selling, general and administrative expenses (SG&A) of $.7.

PACCAR FINANCIAL CORP.

The Company’s income before income taxes was $193.6 for the first nine months of 2022 compared to $137.8 for the first nine months of 2021. The increase in income before income taxes in 2022 was primarily the result of higher operating lease margin of $54.9 and lower provision for losses of $3.2, partially offset by higher SG&A of $2.7.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $59.1 at September 30, 2022 and $44.4 at December 31, 2021. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the third quarter, the Company recognized gains of $11.5 on used trucks, excluding repossessions, in 2022 compared to gains of $7.6 in 2021 (which included losses on multiple unit transactions of $.1 in 2021). Used truck gains related to repossessions, which are recognized as credit losses, were nil and $.1 in the third quarter of 2022 and 2021, respectively.

In the first nine months, the Company recognized gains of $43.9 on used trucks, excluding repossessions, in 2022 compared to losses of $4.0 in 2021 (which included losses on multiple unit transactions of $11.7 in 2021). Used truck gains related to repossessions, which are recognized as credit losses, were $.2 and $.7 in the first nine months of 2022 and 2021, respectively.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the three months ended September 30, 2022 and 2021 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended September 30, 2021	$74.7	$28.8	$45.9
Increase (decrease)
Average finance receivables	3.2		3.2
Average receivables from PACCAR and affiliates	.4		.4
Average debt balances		1.7	(1.7)
Yields	2.6		2.6
Borrowing rates		4.7	(4.7)

Total increase (decrease)	6.2	6.4	(.2)

Three Months Ended September 30, 2022	$80.9	$35.2	$45.7

•

Average finance receivables increased $321.3 in the third quarter of 2022 primarily due to a larger dealer master note portfolio and higher dealer wholesale financing, partially offset by a smaller in retail portfolio.

•

Average receivables from PACCAR and affiliates increased $144.5 in the third quarter of 2022 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $.4.

•

Average debt balances increased $416.5 in the third quarter of 2022, reflecting higher funding requirements for the portfolio and affiliated companies, increasing interest and other borrowing costs by $1.7. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields increased due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.1% and 4.0% in the third quarter of 2022 and 2021, respectively. Yields on receivables from PACCAR and affiliates were 2.0% in the third quarter of 2022, compared to 1.6% in the third quarter of 2021.

•	Average borrowing rates in the third quarter of 2022 were 2.0%, compared to 1.7% in the third quarter of 2021 due to higher debt market interest rates.

PACCAR FINANCIAL CORP.

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the nine months ended September 30, 2022 and 2021 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Nine Months Ended September 30, 2021	$229.2	$96.8	$132.4
Increase (decrease)
Average finance receivables	5.2		5.2
Average receivables from PACCAR and affiliates	(1.3)		(1.3)
Average debt balances		(.7)	.7
Yields	(7.6)		(7.6)
Borrowing rates		(3.6)	3.6

Total (decrease) increase	(3.7)	(4.3)	.6

Nine Months Ended September 30, 2022	$225.5	$92.5	$133.0
•

Average finance receivables increased $176.2 in the first nine months of 2022 primarily due to a larger dealer master note portfolio, partially offset by a smaller retail and dealer wholesale portfolios.

•

Average receivables from PACCAR and affiliates decreased $102.8 in the first nine months of 2022 as a result of collections exceeding new loans to affiliated companies, which reduced interest and fee income by $1.3.

•

Average debt balances decreased $50.2 in the first nine months of 2022, reflecting lower funding requirements for the portfolio and affiliated companies, reducing interest and other borrowing costs by $.7. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields decreased due to lower yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.0% in the first nine months of 2022, compared to 4.1% in the first nine months of 2021. Yields on receivables from PACCAR and affiliates were 1.7% in the first nine months of 2022, compared to 1.9% in the first nine months of 2021.

•	Average borrowing rates in the first nine months of 2022 were 1.8%, comparable to 1.9% in the first nine months of 2021.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the three months ended September 30, 2022 and 2021 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended September 30, 2021	$83.6	$62.5	$21.1
(Decrease) increase
Operating lease impairments
Results on returned lease assets		(4.6)	4.6
Average operating lease assets	(10.5)	(8.8)	(1.7)
Revenue and cost per asset	2.6	2.2	.4

Total (decrease) increase	(7.9)	(11.2)	3.3

Three Months Ended September 30, 2022	$75.7	$51.3	$24.4

•	Results on returned lease assets reduced depreciation and other rental expenses by $4.6, primarily due to higher gains on sales of returned lease units in 2022 as compared to 2021.
•	Average operating lease assets decreased in 2022 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue per asset increased by $2.6 primarily due to higher fleet utilization, and cost per asset increased by $2.2 primarily due to higher depreciation.

PACCAR FINANCIAL CORP.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the nine months ended September 30, 2022 and 2021 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Nine Months Ended September 30, 2021	$254.0	$213.8	$40.2
(Decrease) increase
Operating lease impairments		(3.0)	3.0
Results on returned lease assets		(57.0)	57.0
Average operating lease assets	(29.8)	(24.7)	(5.1)
Revenue and cost per asset	8.4	8.4

Total (decrease) increase	(21.4)	(76.3)	54.9

Nine Months Ended September 30, 2022	$232.6	$137.5	$95.1
•	Operating lease impairments decreased in 2022 due to higher used truck market prices.
•	Results on returned lease assets reduced depreciation and other rental expenses by $57.0, primarily due to gains on sales of returned lease units in 2022 as compared to losses in 2021.
•	Average operating lease assets decreased in 2022 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue per asset increased by $8.4 primarily due to higher fleet utilization, and cost per asset increased by $8.4 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Used truck sales	$.7	$11.5	$7.3	$68.3
Insurance, franchise and other revenues	3.1	2.4	7.9	7.5
Used truck sales and other revenues	3.8	13.9	15.2	75.8

Cost of used truck sales	.6	8.7	6.2	65.1
Insurance, franchise and other expenses	1.1	.9	1.5	3.0
Cost of used truck sales and other expenses	1.7	9.6	7.7	68.1

Results from used trucks and other	$2.1	$4.3	$7.5	$7.7

Results from used trucks and other in the third quarter and first nine months of 2022 decreased by $2.2 and $.2 from the third quarter and first nine months of 2021, respectively, reflecting lower unit volume of used truck sales.

SG&A

The Company’s SG&A increased in the third quarter to $15.5 in 2022 from $14.8 in 2021, and increased for the first nine months to $45.6 in 2022 from $42.9 in 2021. The increase in both periods was primarily due to higher personnel and related expenses. As an annualized percentage of average earning assets, the Company’s SG&A was .8% for the third quarter and first nine months of 2022 compared to .7% for the same periods in 2021.

PACCAR FINANCIAL CORP.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30	December 31	September 30
	2022	2021	2021
Balance at beginning of period	$65.7	$68.2	$68.2
Provision for losses	(3.6)	(2.2)	(.4)
Charge-offs	(1.2)	(2.5)	(2.3)
Recoveries	2.0	2.2	1.3
Balance at end of period	$62.9	$65.7	$66.8

Ratios:
Charge-offs, net of recoveries (-$.8 in 2022) to
average total portfolio ($6,981.6 in 2022)
annualized at September 30, 2022	(.02)%		.02%

Allowance for credit losses ($62.9 in 2022) to period-end
total portfolio ($7,221.1 in 2022)	.87%	.97%	1.00%

Period-end retail loan and lease receivables past
due over 30 days ($6.1 in 2022) to period-end
retail loan and lease receivables ($5,805.4 in 2022)	.11%	.04%	.02%

The provision (benefit) for losses on receivables was $(3.6) for the first nine months of 2022 compared to $(.4) for the first nine months of 2021, reflecting improved portfolio performance in 2022.

Charge-offs, net of recoveries, were a net recovery of $(.8) in the first nine months of 2022 compared to a net charge-off of $1.0 in the first nine months of 2021, reflecting continued strong portfolio performance.

Retail loan and lease receivables past due over 30 days at September 30, 2022 was .11%, compared to .04% at December 31, 2021 and .02% at September 30, 2021, reflecting one fleet customer becoming past due in the third quarter of 2022. The Company continues to focus on maintaining low past due balances.

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

PACCAR FINANCIAL CORP.

The post-modification balances of accounts modified during the nine months ended September 30, 2022 and 2021 are summarized below:

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
	Amortized	% of Total	Amortized	% of Total
	Cost Basis	Portfolio*	Cost Basis	Portfolio*
Commercial	$134.0	2.5%	$141.8	2.7%
Insignificant Delay	36.8	.7%	29.8	.6%
Credit – No Concession	.9		.2
Credit – TDR			.8
	$171.7	3.2%	$172.6	3.3%

*	Amortized cost basis immediately after modification as a percentage of period-end portfolio, on an annualized basis.

Modification activity decreased to $171.7 in the first nine months of 2022 from $172.6 in the first nine months of 2021. The decrease in Commercial modifications reflects lower volumes of refinancing. The increase in Insignificant Delay modifications reflects an increase in customers requesting payment relief for up to three months. There were no Credit – TDR modifications in the first nine months of 2022 compared to $.8 in the first nine months of 2021.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company did not modify any accounts during the third quarter of 2022 or the fourth quarter of 2021 and modified $.1 of accounts in the third quarter of 2021 that were 30+ days past due and became current at the time of modification. Had the accounts not been modified at September 30, 2021 and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been .03%.

Modifications of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2022, December 31, 2021 and September 30, 2021. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2022, December 31, 2021 and September 30, 2021.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30		December 31		September 30
	2022		2021		2021
Retail loans	$4,442.4	61%	$4,300.5	63%	$4,508.9	67%
Retail leases	1,363.0	19%	1,381.9	20%	1,387.6	21%
Dealer wholesale financing	986.3	14%	737.6	11%	610.1	9%
Dealer master notes	379.9	5%	322.7	5%	130.4	2%
Operating lease receivables and other	49.5	1%	51.4	1%	59.0	1%

Total portfolio	$7,221.1	100%	$6,794.1	100%	$6,696.0	100%

Retail loans increased to $4,442.4 at September 30, 2022 from $4,300.5 at December 31, 2021, reflecting new business volume exceeding collections.

Retail leases decreased to $1,363.0 at September 30, 2022 from $1,381.9 at December 31, 2021, reflecting collections exceeding new business volume.

Dealer wholesale financing balances increased to $986.3 at September 30, 2022 from $737.6 at December 31, 2021 due to higher dealer new truck inventory and higher average amount financed.

Dealer master notes were $379.9 at September 30, 2022 compared to $322.7 at December 31, 2021. Dealers may pay the loans early or make additional draws up to specified balances of the contracts and/or vehicles pledged to the Company. As of September 30, 2022,

PACCAR FINANCIAL CORP.

the underlying pledged contracts and/or vehicles were $493.0, upon which the dealers have available $111.3 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the third quarter and first nine months of 2022 was 24.9% and 24.6%, respectively, compared to 25.2% and 24.3% for the same periods of 2021, reflecting changes in the state tax expense during the three and nine month periods ended September 30, 2022 and 2021.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first nine months of 2022 was $.1 compared to $238.8 for the first nine months of 2021. The Company’s net deferred tax liability increased to $452.6 at September 30, 2022 from $445.2 at December 31, 2021, primarily due to higher benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2022.

Company Outlook

Truck Industry Class 8 retail sales in the U.S. in 2022 are expected to be 230,000-260,000 units compared to 221,900 in 2021. Truck Industry Class 8 retail sales in the U.S. in 2023 are expected to be 230,000-270,000 units. Average earning assets in 2022 are expected to be similar to 2021. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at September 30, 2022 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2021, the Company filed a shelf registration statement to issue medium-term notes. In October 2022, the Company issued $300.0 of medium-term notes under this registration. The shelf registration statement expires in November 2024 and does not limit the principal amount of debt securities that may be issued during the period.

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at September 30, 2022. Of this amount, $1,000.0 expires in June 2023, $1,000.0 expires in June 2025 and $1,000.0 expires in June 2027. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,268.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $732.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2022.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of September 30, 2022 were $1,285.0 and $5,700.0, respectively.

PACCAR FINANCIAL CORP.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales or reduced market share; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in interest rates and other operating costs; insufficient liquidity in the capital markets and availability of other funding sources; cybersecurity risks to the Company’s information technology systems; pandemics; climate-related risks; global conflicts; litigation involving the Company or affiliated entities; and legislation and governmental regulation.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2021 Annual Report. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2022, except for the following:

Conflict in Ukraine

In accordance with international sanctions, PACCAR has suspended truck and parts sales to Russia and Belarus. The conflict has affected energy supplies in Europe. If the availability of energy in Europe is severely constrained, truck delivery volumes could be impacted. PACCAR continues to monitor the situation closely. The conflict has not yet had a significant impact on the results of operations or cash flows of PACCAR or the Company. The potential impact on PACCAR and the Company’s business will depend on future developments, including the severity and duration of the conflict and its effect on global economic conditions.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the nine months ended September 30, 2022.

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

PACCAR Financial Corp.
(Registrant)

Date	October 28, 2022	/s/ Craig R. Gryniewicz
Craig R. Gryniewicz
President
(Authorized Officer)

/s/ Shannon L. Farrar
Shannon L. Farrar
Controller
(Chief Accounting Officer)