Form 10-K
period 2022-12-31
PACCAR FINANCIAL CORP
filed 2023-02-22
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022:    None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2023:

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

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. PACCAR also designs and manufactures diesel engines, primarily for use in PACCAR’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF cab-over-engine (COE) trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K.  PACCAR competes in the Brazilian heavy truck market with DAF COE models assembled at Ponta Grossa in the state of Paraná, Brasil.  PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 75% of total 2022 net sales and revenues.

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

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian Class 8 market was 29.8% of retail sales in 2022, and PACCAR’s medium-duty market share was 10.9%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to the four competitors of PACCAR in the U.S. In 2022, DAF had a 17.3% share of the European heavy-duty market and a 9.7% share of the light/medium duty market. These markets

PACCAR Financial Corp.

(Millions of Dollars)

are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

Aftermarket truck parts are sold and delivered to PACCAR’s independent dealers through PACCAR’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by PACCAR. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 20% of total 2022 net sales and revenues.

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

As of December 31, 2022, the Company employed 349 full-time employees, none of whom are represented by a collective bargaining agent.

Human Capital Management

The Company is committed to a strong, diverse and inclusive culture and the company’s excellent financial results reflect its human centered philosophy. The Company’s employees have access to robust benefit packages, comprehensive training programs, tuition assistance and a work environment that promotes safety and diversity.

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

PACCAR Financial Corp.

(Millions of Dollars)

Environmental and Sustainability Leadership

The Company’s environmental management system and policy are aligned with PACCAR’s overall commitment to the environment as an integral part of the continuous improvement process. Refer to Part I, Item 1 in PACCAR’s 2022 Annual Report on Form 10-K for further discussion on PACCAR’s environmental and sustainability leadership.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of December 31, 2022 and 2021. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2022, 2021 and 2020.

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

As of December 31, 2022, the total notional amount of interest-rate swap contracts outstanding was $604.0. These swap contracts are accounted for as cash flow or fair value hedges.

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

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2021, the Company filed a shelf registration statement to issue medium-term notes. In January 2023, the Company issued $300.0 of medium-term notes under this registration. The shelf registration statement expires in November 2024 and does not limit the principal amount of debt securities that may be issued during the period. The total principal amount of medium-term notes outstanding for the Company as of December 31, 2022 was $5,850.0. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2022. Of this amount, $1,000.0 expires in June 2023, $1,000.0 expires in June 2025 and $1,000.0 expires in June 2027.

PACCAR Financial Corp.

(Millions of Dollars)

PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,268.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $732.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2022.

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $1,261.0 and $1,151.0 outstanding in loans due from PACCAR as of December 31, 2022 and 2021, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $627.0 and $275.0 outstanding in loans due from foreign finance affiliates of PACCAR as of December 31, 2022 and 2021, respectively. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the U.K., the Netherlands, Mexico, Canada, Australia and Brasil. Loans to these foreign affiliates during 2022 and 2021 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada, Australia and Brasil. The Company will not make loans to the foreign affiliates in excess of the equivalent of $750.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2022, 2021 and 2020 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

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

Production Costs, Capacity and Inflation

PACCAR’s products are exposed to variability in material and commodity costs. Commodity or component price increases, cost pressures due to inflation, significant shortages of component products and labor availability may adversely impact PACCAR’s production capacity, resulting in lower truck financing volume for the Company. Many of PACCAR’s suppliers also supply automotive manufacturers, and factors that adversely affect the automotive industry can also have adverse effects on these suppliers, PACCAR and the Company. Supplier delivery performance can be adversely affected if increased demand for these suppliers’ products exceeds their production capacity. PACCAR has been affected by an industry-wide undersupply of component parts and anticipates the shortages may continue to affect deliveries into 2023.

Unexpected events, including natural disasters, extreme weather events, or pandemics, may increase PACCAR’s cost of doing business or disrupt PACCAR’s or its suppliers’ operations. The likelihood or severity of these unexpected events may increase due to the effects of climate change.

PACCAR Financial Corp.

(Millions of Dollars)

Transition Risks Related to Climate Change

PACCAR has ongoing product development programs intended to address changing customer demand in the context of climate change and achieve its targeted reductions in emissions. These involve the continuing development of compliant clean diesel powertrains and the design, manufacture, and sale of alternative powertrain commercial vehicles (e.g., battery-electric, hybrid, hydrogen fuel cell, and hydrogen combustion). The pace of transition from diesel combustion to alternative powertrain commercial vehicles is highly uncertain and will be influenced by various factors. Refer to Part I, Item 1A in PACCAR’s 2022 Annual Report on Form 10-K for further discussion.

PACCAR believes its current strategies, programs and resources are sufficient to address changes in customer demand in the context of climate change and to meet its emissions reduction targets. If PACCAR is not successful in addressing the risks noted above, there may be a material adverse impact on its business, operations and financial condition of PACCAR or the Company.

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

Credit Risk

The Company is exposed to the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of the loans, leases and derivative contracts with the Company. Although most of the financial assets of the Company are secured by underlying equipment collateral, in the event a customer cannot meet its obligations to the Company, there is a risk the value of the underlying collateral will not be sufficient to recover the amounts owed to the Company, resulting in credit losses.

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

Substantially all of the Company’s finance contracts which used to reference LIBOR (London Inter-Bank Offered Rate), including dealer wholesale financing contracts, retail loan and lease contracts, medium term notes, hedging instruments and line of credit arrangements, have been transitioned to alternative benchmark rates.

Changes to other benchmark interest rates will have an uncertain impact on finance receivables and other financial obligations, the Company’s future cost of funds and/or access to capital markets. The Company will attempt to minimize the impact of differences between the current and replacement benchmark rates through pricing adjustments on the financing provided by the Company, but it is not certain the Company will be able to do so. The Company does not expect the cessation of LIBOR or the anticipated changes to other benchmark rates will have a material impact on the results of operations.

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

PACCAR Financial Corp.

(Millions of Dollars)

Information Technology

The Company relies on information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of its business processes and activities. Some of PACCAR’s products include telematics which provide over-the-air software updates, advanced fleet management tools and real-time data analytics on driver and vehicle performance. These computer systems and networks may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains and continues to invest in protections to guard against such events. Examples of these protections include conducting third-party penetration tests, implementing software detection and prevention tools, event monitoring, and disaster recoverability. Additionally, the Company maintains a cybersecurity insurance policy. Despite these safeguards, there remains a risk of system disruptions, unauthorized access and data loss.

The Company has not experienced any notable security incidents that would have a material impact on the results of operations and financial condition of the Company. Certain dealers and suppliers have experienced cyberattacks and those have not caused any material impact to PACCAR or the Company. If the Company’s computer systems were to be damaged, disrupted or breached, it could impact data availability and integrity, result in a theft of the Company’s intellectual property or lead to unauthorized disclosure of confidential information of the Company’s customers, suppliers and employees. Security breaches could also result in a violation of U.S. and international privacy and other laws and subject the Company to various litigations and governmental proceedings. These events could have an adverse impact on the Company’s results of operations and financial condition, damage its reputation, disrupt operations and negatively impact competitiveness in the marketplace.

Political, Regulatory and Economic Risks

Conflict in Ukraine

In accordance with international sanctions, in February 2022 PACCAR suspended truck and parts sales to Russia and Belarus. The conflict may affect energy supplies in Europe. If the availability of energy in Europe is severely constrained, truck delivery volumes could be impacted. PACCAR continues to monitor the situation closely. The conflict has not had a significant impact on the results of operations or cash flows of PACCAR or the Company. The potential future impact on PACCAR and the Company’s business will depend on further developments, including the severity and duration of the conflict and its effect on global economic conditions.

COVID-19 Pandemic

The effects of the COVID-19 pandemic decreased over the course of 2022 but still caused disruptions to the global supply chain, in particular the undersupply of component parts and semiconductor chips. A recurrence of a severe COVID-19 strain could cause industry capacity constraints on suppliers and localized outbreaks of COVID-19 may necessitate PACCAR facility slowdowns or shutdowns. These and other unforeseen pandemic related factors could impact the Company’s business and results of operations.

Emissions Requirements and Reduction Targets

PACCAR’s operations and products are subject to extensive statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions. These include standards imposed by the U.S. Environmental Protection Agency (EPA), the European Union, U.S. state regulatory agencies (such as the California Air Resources Board), regulatory agencies in other international markets where the Company operates, and non-binding international accords related to climate change. The primary laws and regulations are the EPA’s Greenhouse Gas Emissions Standards and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles, the Regulation of the European Parliament and of the Council on the Monitoring and Reporting of CO2 Emissions from Fuel Consumption of New Heavy-Duty Vehicles, and the Heavy-Duty Omnibus Regulation of the California Air Resources Board. PACCAR established its science-based greenhouse gas emission reduction targets to meet the goals of the Paris Agreement. PACCAR continually monitors developments in emissions and climate change-related laws and regulations in the markets in which PACCAR conducts business.

PACCAR’s product planning through 2030 is aligned with these statutory and regulatory requirements and uses a climate change scenario analysis to limit global warming to below 2°C. Even without legislation to reduce greenhouse gas emissions, PACCAR expects to continue to significantly invest in technologies to improve fuel efficiency for its customers, which would also reduce greenhouse gas emissions.

PACCAR Financial Corp.

(Millions of Dollars)

PACCAR expects that climate change-related laws, regulations and international accords will continue to evolve. The Company cannot reasonably predict whether future laws, regulations and international accords could materially increase its environmental compliance costs, alter its product development strategy, or impact its business, financial condition or results of operations of PACCAR or the Company.

Litigation and Regulatory Actions

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and PACCAR Inc as their parent. Following the settlement, certain EC-related claims and lawsuits have been filed in various jurisdictions primarily in Europe against all major European truck manufacturers including PACCAR Inc and DAF. These claims and lawsuits include a number of collective proceedings, including a class action in the U.K., alleging EC-related claims and seeking monetary damages. In certain jurisdictions, the limitations period has not yet expired and additional claimants may bring EC-related claims and lawsuits against PACCAR Inc or its subsidiaries.

The legal proceedings are continuing to move through the court systems in the various jurisdictions with some larger cases awaiting judgment in 2023 and others scheduled for trial in upcoming years. On February 7, 2023, the Competition Appeal Tribunal in the U.K. issued a judgment awarding the claimants monetary damages. The amount of the judgment is not material to PACCAR Inc’s business, financial condition or results of operations. PACCAR Inc is evaluating its options, including an appeal. While PACCAR Inc believes it has meritorious defenses to all EC-related claims and lawsuits, the final disposition of all such claims and lawsuits will likely take a significant period of time to resolve and the final outcomes are highly uncertain. Considering the complexity of the claims and the different stages of the proceedings in a variety of jurisdictions, including the recent judgment in the U.K., PACCAR Inc cannot at this time reasonably estimate a range of loss that may result. Adverse final decisions involving significant numbers of DAF truck sales could have a material impact on PACCAR Inc’s results of operations and cash flows.

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

Other offices and leasing facilities of the Company are located in premises leased by PACCAR. The Company considers all its properties to be suitable for their intended purpose. Annual lease rentals for these premises in the aggregate are not material in relation to expenses as a whole.

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

Results of Operations

The Company’s results of operations for the years ended December 31, 2022 and 2021 are presented below. For information on the year ended December 31, 2020 refer to Part II, Item 7 in the 2021 Annual Report on Form 10-K.

	Year ended December 31
	2022	2021	% Change
New business volume by product:
Retail loans and finance leases	$2,570.7	$2,643.1	(3)
Equipment on operating leases	312.9	235.0	33
Dealer master notes	205.0	165.4	24
	$3,088.6	$3,043.5	1
New loan and lease unit volume:
Retail loans and finance leases	18,100	21,300	(15)
Equipment on operating leases	3,100	2,300	35
	21,200	23,600	(10)
Average earning assets by product:
Retail loans and finance leases	$5,752.9	$5,735.8
Dealer wholesale financing	943.1	851.3	11
Dealer master notes	379.3	179.2	112
Average finance receivables	7,075.3	6,766.3	5
Equipment on operating leases	1,007.6	1,177.4	(14)
	$8,082.9	$7,943.7	2
Revenue by product:
Retail loans and finance leases	$275.4	$275.1
Equipment on operating leases	306.1	333.8	(8)
Dealer wholesale financing	25.2	14.3	76
Dealer master notes	11.3	4.6	146
Used truck sales, other revenues and fees	24.9	88.2	(72)
	642.9	716.0	(10)
Income before income taxes	$259.9	$196.3	32

New Business Volume

New business volume increased to $3,088.6 in 2022 from $3,043.5 in 2021, primarily due to higher retail sales of PACCAR trucks and a higher amount financed per truck, partially offset by lower finance market share in 2022. The decrease in retail loans and finance leases new business volume and increase in equipment on operating leases new business volume reflected lower retail financing and higher fleet business in 2022.  Dealer master notes new business volume increased to $205.0 in 2022 from $165.4 in 2021 due to increased finance volume from dealers.

Market share on financing of new PACCAR trucks was 21.3% in 2022 compared to 23.2% in 2021.

The Company has programs to assign new lease and loan contracts to third parties to generate new business and to limit the risk of portfolio concentration with certain large customers. These transactions are accounted for as sales of the related retail loans, finance leases, or equipment on operating leases, and are excluded from new business volume. The Company sold retail loans and finance leases with a book value of $59.5 and $49.9 in 2022 and 2021, and received cash proceeds of $63.2 and $53.2 in 2022 and 2021, respectively. In 2022, the Company sold equipment under operating leases with a book value of $.3 and received cash proceeds of $.3. The Company had no sales of equipment under operating leases in 2021. The Company retains servicing responsibilities for these retail loans and leases, and fees received for servicing are deferred and recognized over the contract term.

PACCAR Financial Corp.

(Millions of Dollars)

Revenues

The Company’s revenues decreased to $642.9 in 2022 from $716.0 in 2021, primarily driven by lower unit volumes of used truck sales, partially offset by higher used truck market prices.

Income Before Income Taxes

The Company’s income before income taxes was $259.9 in 2022 compared to $196.3 in 2021. The increase in income before income taxes in 2022 was primarily the result of higher operating lease margin of $61.4, higher finance margin of $3.7 and lower provision for losses of $2.5, partially offset by higher selling, general and administrative expenses (SG&A) of $3.4.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $63.3 at December 31, 2022 and $44.4 at December 31, 2021. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized gains of $61.8 on used trucks, excluding repossessions, in 2022 compared to gains of $7.3 in 2021, (which included losses on multiple unit transactions of $11.7 in 2021). Used truck gains related to repossessions, which are recognized as credit recoveries were $.2 and $1.0 in 2022 and 2021, respectively.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2022 compared to 2021 are summarized below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
2021	$300.5	$124.5	$176.0
Increase (decrease)
Average finance receivables	12.6		12.6
Average receivables from PACCAR and affiliates	.3		.3
Average debt balances		3.2	(3.2)
Yields	5.1		5.1
Borrowing rates		11.1	(11.1)
Total increase	18.0	14.3	3.7
2022	$318.5	$138.8	$179.7

•	Average finance receivables increased $309.0 in 2022 primarily due to larger dealer master notes and dealer wholesale portfolios, which increased interest and fee income by $12.6.
•	Average receivables from PACCAR and affiliates increased $16.9 in 2022 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $.3.
•

Average debt balances increased $160.4 in 2022, reflecting higher funding requirements for the portfolio and affiliated companies, increasing interest and other borrowing costs by $3.2. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields increased $5.1 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.1% in 2022, compared to 4.0% in 2021. Yields on receivables from PACCAR and affiliates were 1.9% in 2022, compared to 1.8% in 2021.

•	Average borrowing rates in 2022 were 2.0% compared to 1.8% in 2021 due to higher debt market interest rates, resulting in an increase of $11.1 in interest and other borrowing costs.

PACCAR Financial Corp.

(Millions of Dollars)

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2022 compared to 2021 are summarized below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
2021	$333.8	$268.7	$65.1
(Decrease) increase
Operating lease impairments		(3.0)	3.0
Results on returned lease assets		(64.3)	64.3
Average operating lease assets	(40.9)	(33.7)	(7.2)
Revenue and cost per asset	13.2	11.9	1.3
Total (decrease) increase	(27.7)	(89.1)	61.4
2022	$306.1	$179.6	$126.5

•	Operating lease impairments decreased in 2022 due to higher used truck market prices.
•	Results on returned lease assets reduced depreciation and other rental expenses by $64.3, primarily due to higher gains on sales of returned lease units in 2022 compared to 2021.
•	Average operating lease assets decreased due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue and cost per asset increased by $13.2 primarily due to higher fleet utilization, and cost per asset increased by $11.9 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2022 compared to 2021:

	Year ended December 31
	2022	2021
Used truck sales	$7.4	$71.7
Insurance, franchise and other revenues	10.9	10.0
Used truck sales and other revenues	18.3	81.7

Cost of used truck sales	6.3	67.5
Insurance, franchise and other expenses	2.3	3.9
Cost of used truck sales and other expenses	8.6	71.4

Results from used trucks and other	$9.7	$10.3

Results from used trucks and other decreased by $.6 in 2022, reflecting lower unit volume of used truck sales.

SG&A

The Company’s SG&A increased to $60.7 in 2022 from $57.3 in 2021, primarily due to higher personnel and related expenses. As a percentage of average earning assets, the Company’s SG&A was .8% in 2022 compared to .7% in 2021.

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Year ended December 31
	2022	2021
Balance at beginning of period	$65.7	$68.2
Provision for losses	(4.7)	(2.2)
Charge-offs	(1.7)	(2.5)
Recoveries	2.4	2.2
Balance at end of period	$61.7	$65.7

Ratios:
Charge-offs, net of recoveries (-$.7 in 2022) to average total portfolio ($7,075.3 in 2022)	(.01)%	.00%

Allowance for credit losses ($61.7 in 2022) to year-end total portfolio ($7,580.1 in 2022)	.81%	.97%

Year-end retail loan and lease receivables past due over 30 days ($7.5 in 2022) to year-end retail loan and lease receivables ($6,060.5 in 2022)	.12%	.04%

The provision (benefit) for losses on receivables was $(4.7) in 2022 compared to $(2.2) in 2021, reflecting improved portfolio performance in 2022.

Charge-offs, net of recoveries, was a net recovery of $.7 in 2022 compared to a net charge-off of $.3 in 2021, reflecting continued strong portfolio performance.

Retail loan and lease receivables past due over 30 days was .12% at December 31, 2022 compared to .04% at December 31, 2021, reflecting one fleet customer becoming past due in 2022. The Company continues to focus on maintaining low past due balances.

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

PACCAR Financial Corp.

(Millions of Dollars)

The post-modification balances of accounts modified during 2022 and 2021 are summarized below:

	Year ended December 31
	2022		2021
	Amortized Cost Basis	% of Total Portfolio*	Amortized Cost Basis	% of Total Portfolio*

Commercial	$182.9	2.4%	$430.1	6.3%
Insignificant Delay	48.7	.7%	38.0	.6%
Credit - No Concession	.9		.2
Credit - TDR			.8
	$232.5	3.1%	$469.1	6.9%

*	Amortized cost basis immediately after modification as a percentage of the year-end portfolio balance.

Modification activity decreased to $232.5 in 2022 from $469.1 in 2021. The decrease in Commercial modifications reflects lower volumes of refinancing. The increase in Insignificant Delay modifications reflects an increase in customers requesting payment relief for up to three months. There were no Credit - TDR modifications in 2022 compared to $.8 in 2021.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.2 of accounts during the fourth quarter of 2022 and nil accounts during the fourth quarter of 2021 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	As of December 31
	2022	2021
Pro forma percentage of retail loan and lease accounts 30+ days past due	.13%	.04%

Modification of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2022 and 2021. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2022 and 2021.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31		December 31
	2022		2021
Retail loans	$4,627.0	61%	$4,300.5	63%
Retail leases	1,433.5	19%	1,381.9	20%
Dealer wholesale financing	1,093.2	14%	737.6	11%
Dealer master notes	377.0	5%	322.7	5%
Operating lease receivables and other	49.4	1%	51.4	1%
Total portfolio	$7,580.1	100%	$6,794.1	100%

Retail loans increased to $4,627.0 at December 31, 2022 from $4,300.5 at December 31, 2021, reflecting new business volume exceeding collections.

Retail leases increased to $1,433.5 at December 31, 2022 from $1,381.9 at December 31, 2021, reflecting new business volume exceeding collections.

PACCAR Financial Corp.

(Millions of Dollars)

Dealer wholesale financing balances increased to $1,093.2 at December 31, 2022 from $737.6 at December 31, 2021 due to higher dealer new truck inventory and higher average amount financed.

Dealer master notes increased to $377.0 at December 31, 2022 from $322.7 at December 31, 2021. Dealers may pay the loans early or make additional draws up to specified balances of the contracts and/or vehicles pledged to the Company. As of December 31, 2022, the underlying pledged contracts and/or vehicles were $477.1, of which the dealers have $97.9 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate was 24.3% for 2022 compared to 24.6% for 2021, reflecting changes in the state tax expense during 2022 as compared to 2021.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

During 2022, the Company’s deferred income tax provision was $15.6 compared to a deferred tax benefit of $201.9 during 2021. The Company’s net deferred tax liability increased to $467.5 at December 31, 2022 from $445.2 at December 31, 2021 primarily due to higher benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2023.

Company Outlook

Average earning assets in 2023 are expected to be similar to 2022. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2022 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2021, the Company filed a shelf registration statement to issue medium-term notes. In January 2023, the Company issued $300.0 of medium-term notes under this registration. The shelf registration statement expires in November 2024 and does not limit the principal amount of debt securities that may be issued during the period.

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2022. Of this amount, $1,000.0 expires in June 2023, $1,000.0 expires in June 2025 and $1,000.0 expires in June 2027. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,268.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $732.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The

PACCAR Financial Corp.

(Millions of Dollars)

Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2022.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of December 31, 2022 were $1,660.8 and $5,850.0, respectively.

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

The following summarizes the Company’s contractual cash commitments at December 31, 2022:

	Maturity
	Within
	1 Year	1-3 Years	3-5 Years	Total
Borrowings*	$3,410.8	$3,500.0	$600.0	$7,510.8
Interest on debt**	103.4	115.8	7.7	226.9
Operating leases	.3	.8	.2	1.3
Total	$3,514.5	$3,616.6	$607.9	$7,739.0
*	Commercial paper included in borrowings is at par value.
**	Interest on floating rate debt is based on the applicable market rates at December 31, 2022.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space.

In addition, the Company had loan and lease commitments of $721.5 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

PACCAR Financial Corp.

(Millions of Dollars)

During 2022, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $86.5.

At December 31, 2022, the aggregate residual value of equipment on operating leases was $505.6. If a 10% decrease in used truck values persisted over the remaining maturities of the Company's operating leases, it would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $32.4 in 2023, $11.6 in 2024, $4.2 in 2025, $1.9 in 2026 and $.5 in 2027 and thereafter.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s

PACCAR Financial Corp.

(Millions of Dollars)

experience indicates the probability of not fully collecting past due accounts ranges between 30% and 70%. Over the past two years, the Company’s year-end 30+ days past due accounts of loan and lease receivables were .12% in 2022 and .04% in 2021.

Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 1 to 45 basis points of receivables. As of December 31, 2022, 30+ days past dues were .12%. If past dues were 100 basis points higher or 1.12% as of December 31, 2022, the Company’s estimate of credit losses would likely have increased by a range of $1 million to $30 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

Fair Value (Losses) Gains

	Year ended December 31
	2022	2021
Assets
Fixed rate loans	$(84.9)	$(83.0)
Due from PACCAR	(18.7)	(20.4)
Due from foreign finance affiliates	(12.4)	(5.9)
Interest rate swaps related to debt	6.9	22.5

Liabilities
Fixed rate debt	94.9	93.2
Interest rate swaps related to debt	1.1	(3.1)
Total	$(13.1)	$3.3

The Company’s debt as of December 31, 2022 and 2021 consisted of commercial paper and floating and fixed rate medium-term notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15. – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly-owned subsidiary of PACCAR Inc) (the Company) as of December 31, 2022 and 2021, the related statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Used trucks held for sale

Description of the Matter

Included in Other assets on the Company’s Balance Sheet are used trucks held for sale of $63.3 million as of December 31, 2022. As discussed in Note J to the financial statements, the carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles.

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

Seattle, Washington

February 22, 2023

PACCAR Financial Corp.

STATEMENTS OF INCOME
	Year ended December 31
(Millions of Dollars)	2022	2021	2020
Interest and fee income	$318.5	$300.5	$329.3
Operating lease and rental revenues	306.1	333.8	369.8
Used truck sales and other revenues	18.3	81.7	47.1
TOTAL INTEREST AND OTHER REVENUES	642.9	716.0	746.2

Interest and other borrowing costs	138.8	124.5	164.3
Depreciation and other rental expenses	179.6	268.7	361.5
Cost of used truck sales and other expenses	8.6	71.4	43.9
Selling, general and administrative expenses	60.7	57.3	55.0
Provision for losses on receivables	(4.7)	(2.2)	15.0
TOTAL EXPENSES	383.0	519.7	639.7

INCOME BEFORE INCOME TAXES	259.9	196.3	106.5

Income taxes	63.1	48.2	25.7
NET INCOME	$196.8	$148.1	$80.8

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME
	Year ended December 31
(Millions of Dollars)	2022	2021	2020
Net income	$196.8	$148.1	$80.8
Other comprehensive income (loss)
Unrealized (losses) gains on derivative contracts
(Losses) gains arising during the period	(.9)	18.7	(27.2)
Tax effect	.2	(4.6)	6.7
Reclassification adjustment	27.9	12.4	10.1
Tax effect	(6.9)	(3.1)	(2.5)
Net other comprehensive income (loss)	20.3	23.4	(12.9)
TOTAL COMPREHENSIVE INCOME	$217.1	$171.5	$67.9

See Notes to Financial Statements.

PACCAR Financial Corp.

BALANCE SHEETS
	December 31	December 31
(Millions of Dollars)	2022	2021
ASSETS

Cash	$48.8	$22.1
Finance and other receivables, net of allowance for losses (2022 - $61.7 and 2021 - $65.7)	7,518.4	6,728.4
Due from PACCAR and affiliates	1,905.3	1,465.3
Equipment on operating leases, net of accumulated depreciation (2022 - $625.9 and 2021 - $664.2)	854.0	1,012.3
Other assets	223.9	170.0
TOTAL ASSETS	$10,550.4	$9,398.1

LIABILITIES

Accounts payable, accrued expenses and other	$528.3	$385.6
Due to PACCAR and affiliates	21.8	54.8
Commercial paper	1,657.7	1,086.5
Medium-term notes	5,814.5	5,484.5
Deferred taxes and other liabilities	486.0	470.3
TOTAL LIABILITIES	8,508.3	7,481.7

STOCKHOLDER'S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	164.6	156.0
Retained earnings	1,813.6	1,716.8
Accumulated other comprehensive income (loss)	18.4	(1.9)
TOTAL STOCKHOLDER'S EQUITY	2,042.1	1,916.4
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,550.4	$9,398.1

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS
	Year ended December 31
(Millions of Dollars)	2022	2021	2020
OPERATING ACTIVITIES

Net income	$196.8	$148.1	$80.8
Items included in net income not affecting cash:
Depreciation and amortization	167.9	252.2	342.3
Provision for losses on receivables	(4.7)	(2.2)	15.0
Deferred taxes	15.6	(201.9)	(35.1)
Administrative fees for services from PACCAR	8.6	8.1	7.0
Change in tax-related balances with PACCAR	24.4	(39.2)	26.9
Increase (decrease) in payables and other	144.0	120.2	(113.8)

NET CASH PROVIDED BY OPERATING ACTIVITIES	552.6	285.3	323.1

INVESTING ACTIVITIES

Finance and other receivables originated	(2,807.1)	(2,857.8)	(2,469.0)
Collections on finance and other receivables	2,366.4	2,599.5	2,075.8
Net (increase) decrease in wholesale receivables	(355.6)	283.5	745.6
Loans to PACCAR and affiliates	(694.9)	(381.0)	(737.0)
Collections on loans from PACCAR and affiliates	350.9	726.0	442.0
Net (increase) decrease in other receivables to PACCAR and affiliates	(118.0)	50.1	(13.6)
Acquisitions of equipment for operating leases	(228.0)	(188.6)	(324.5)
Proceeds from disposals of equipment	213.5	300.1	158.8
Other, net	(69.5)	(18.6)	20.6

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,342.3)	513.2	(101.3)

FINANCING ACTIVITIES

Net increase (decrease) in short-term commercial paper	574.2	(219.4)	(670.9)
Proceeds from medium-term notes and other commercial paper	2,092.2	1,295.0	1,622.3
Payments of medium-term notes and other commercial paper	(1,750.0)	(1,800.0)	(1,178.5)
Dividends paid	(100.0)	(100.0)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	816.4	(824.4)	(227.1)
NET INCREASE (DECREASE) IN CASH	26.7	(25.9)	(5.3)
CASH AT BEGINNING OF YEAR	22.1	48.0	53.3
CASH AT END OF YEAR	$48.8	$22.1	$48.0

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY
	Year ended December 31
(Millions of Dollars)	2022	2021	2020
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	156.0	147.9	140.9
Investments from PACCAR	8.6	8.1	7.0
Balance at end of year	164.6	156.0	147.9

RETAINED EARNINGS

Balance at beginning of year	1,716.8	1,668.7	1,591.4
Net income	196.8	148.1	80.8
Cumulative effect of change in accounting principles			(3.5)
Dividends paid	(100.0)	(100.0)
Balance at end of year	1,813.6	1,716.8	1,668.7

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net (loss) gain on derivative contracts:
Balance at beginning of year	(1.9)	(25.3)	(12.4)
Net unrealized gain (loss)	20.3	23.4	(12.9)
Balance at end of year	18.4	(1.9)	(25.3)
TOTAL STOCKHOLDER’S EQUITY	$2,042.1	$1,916.4	$1,836.8

See Notes to Financial Statements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

On average, modifications extended contractual terms by approximately three months in 2022 and eight months in 2021 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2022 or 2021.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2022 or December 31, 2021. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $4.0 at December 31, 2022.

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

Income Taxes:

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2022, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2014. PACCAR’s tax returns remain subject to examination in other jurisdictions for the years ranging from 2012 through 2021.

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

The Financial Accounting Standards Board (FASB) also issued the following standard, which is not expected to have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2022-02*	Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	January 1, 2023

* The Company will adopt on the effective date.

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables include the following:

	December 31	December 31
	2022	2021
Retail loans	$4,627.0	$4,300.5
Retail financing leases	1,433.5	1,381.9
Dealer wholesale financing	1,093.2	737.6
Dealer master notes	377.0	322.7
Operating lease receivables and other	49.4	51.4
	7,580.1	6,794.1
Less allowance for credit losses:
Loans and leases	(59.7)	(63.6)
Dealer wholesale financing	(1.0)	(1.0)
Operating lease receivables and other	(1.0)	(1.1)
	$7,518.4	$6,728.4

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Annual minimum payments due on loans and finance leases and a reconciliation of the undiscounted cash flows to the amortized cost basis of finance leases are as follows:

	Loans	Finance Leases
2023	$1,570.4	$460.7
2024	1,266.8	364.8
2025	1,001.5	301.3
2026	686.7	209.4
2027	403.0	116.1
Thereafter	75.6	61.2
	$5,004.0	1,513.5
Unguaranteed residual values		60.5
Unearned interest on finance leases		(140.5)
Amortized cost basis of finance leases		$1,433.5

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $19.3 and $14.2 as of December 31, 2022 and 2021, respectively.

Interest income recognized on finance leases was $59.3 and $61.9 for the years ended December 31, 2022 and 2021, respectively. Estimated residual values included with finance leases amounted to $60.5 in 2022 and $57.6 in 2021. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, collection experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while other may be extended or modified.

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

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2022
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$6.5	$57.1	$1.1	$65.7
Provision for losses		(4.7)			(4.7)
Charge-offs			(1.6)	(.1)	(1.7)
Recoveries			2.4		2.4
Balance at December 31	$1.0	$1.8	$57.9	$1.0	$61.7

	2021
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.3	$7.5	$57.7	$1.7	$68.2
Provision for losses	(.3)	(1.0)		(.9)	(2.2)
Charge-offs			(2.5)		(2.5)
Recoveries			1.9	.3	2.2
Balance at December 31	$1.0	$6.5	$57.1	$1.1	$65.7

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

	2020
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1**	$1.9	$7.9	$53.7	$1.9	$65.4
Provision for losses	(.6)	(.4)	15.9	.1	15.0
Charge-offs			(13.5)	(.5)	(14.0)
Recoveries			1.6	.2	1.8
Balance at December 31	$1.3	$7.5	$57.7	$1.7	$68.2

*	Operating lease and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of December 31, 2022 and 2021. The Company retains as collateral a security interest in the related equipment. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2022, 2021 and 2020.

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

At December 31, 2022	Revolving Loans	2022	2021	2020	2019	2018	Prior	Total
Dealer:
Wholesale:
Performing	$1,087.0							$1,087.0
Watch	6.2							6.2
At-risk
	$1,093.2							$1,093.2
Retail:
Performing	$206.2	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$1,668.0
Watch
At-risk
	$206.2	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$1,668.0
Total Dealer	$1,299.4	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$2,761.2

Customer Retail:
Fleet:
Performing		$1,698.2	$1,130.2	$751.7	$382.6	$113.7	$38.6	$4,115.0
Watch		2.9	1.7	.3	2.9	2.0	.6	10.4
At-risk		1.6	6.0	1.7	10.4	4.1	.4	24.2
		$1,702.7	$1,137.9	$753.7	$395.9	$119.8	$39.6	$4,149.6
Owner/Operator:
Performing		$199.2	$216.8	$124.7	$56.5	$17.9	$2.7	$617.8
Watch		.5	.4	.1				1.0
At-risk		.4	.3	.1	.2	.1		1.1
		$200.1	$217.5	$124.9	$56.7	$18.0	$2.7	$619.9
Total Customer Retail		$1,902.8	$1,355.4	$878.6	$452.6	$137.8	$42.3	$4,769.5
Total	$1,299.4	$2,449.0	$1,670.9	$1,061.3	$667.5	$235.3	$147.3	$7,530.7

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

At December 31, 2021	Revolving Loans	2021	2020	2019	2018	2017	Prior	Total
Dealer:
Wholesale:
Performing	$731.8							$731.8
Watch	5.8							5.8
At-risk
	$737.6							$737.6
Retail:
Performing	$201.9	$389.9	$258.5	$271.0	$135.2	$97.4	$83.4	$1,437.3
Watch		7.0	3.7	9.2	4.4	1.1		25.4
At-risk
	$201.9	$396.9	$262.2	$280.2	$139.6	$98.5	$83.4	$1,462.7
Total Dealer	$939.5	$396.9	$262.2	$280.2	$139.6	$98.5	$83.4	$2,200.3

Customer Retail:
Fleet:
Performing		$1,568.6	$1,109.5	$691.9	$312.1	$103.8	$36.2	$3,822.1
Watch		.5	1.2	1.1	2.3	.3	.1	5.5
At-risk		4.1	3.2	11.9	6.5	1.7	.2	27.6
		$1,573.2	$1,113.9	$704.9	$320.9	$105.8	$36.5	$3,855.2
Owner/Operator:
Performing		$315.5	$201.5	$104.5	$46.3	$14.4	$3.8	$686.0
Watch		.3			.2			.5
At-risk				.3	.3		.1	.7
Total Customer Retail		$315.8	$201.5	$104.8	$46.8	$14.4	$3.9	$687.2
Total		$1,889.0	$1,315.4	$809.7	$367.7	$120.2	$40.4	$4,542.4
	$939.5	$2,285.9	$1,577.6	$1,089.9	$507.3	$218.7	$123.8	$6,742.7

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

	Dealer		Customer Retail
				Owner/
At December 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$1,093.2	$1,668.0	$4,143.7	$618.3	$7,523.2
31 – 60 days past-due			1.1	1.4	2.5
Greater than 60 days past-due			4.8	.2	5.0
	$1,093.2	$1,668.0	$4,149.6	$619.9	$7,530.7

	Dealer		Customer Retail
				Owner/
At December 31, 2021	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$737.6	$1,462.7	$3,853.5	$686.6	$6,740.4
31 – 60 days past-due			1.7	.4	2.1
Greater than 60 days past-due				.2	.2
	$737.6	$1,462.7	$3,855.2	$687.2	$6,742.7

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The amortized cost basis for finance receivables that are on non-accrual status is as follows:

	Dealer		Customer Retail
				Owner/
At December 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$2.0	$1.1	$3.1
Amortized cost basis with no specific reserve			6.1		6.1
Total			$8.1	$1.1	$9.2

	Dealer		Customer Retail
				Owner/
At December 31, 2021	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$14.2	$.8	$15.0
Amortized cost basis with no specific reserve			3.7		3.7
Total			$17.9	$.8	$18.7

Interest income recognized on a cash basis for finance receivables that are on non-accrual status is as follows:

	2022	2021	2020
Fleet	$.6	$1.2	$1.3
Owner/Operator	.1	.1	.2
	$.7	$1.3	$1.5

Troubled Debt Restructurings

The balance of TDRs was $13.3 and $21.0 at December 31, 2022 and 2021, respectively. There were no new TDR modifications in 2022. At modification date, the pre- and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class in 2021 are as follows:

	2021
	Amortized Cost Basis
	Pre-Modification	Post-Modification
Fleet	$.8	$.7
Owner/Operator	.1	.1
	$.9	$.8

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2021.

There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in 2021.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at December 31, 2022 and 2021 was $2.3 and $.8, respectively.

Proceeds from the sales of repossessed assets were $6.9, $16.5 and $28.7 for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Income.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2023 of $408.1 are due as follows: $193.0 in 2023, $117.2 in 2024, $62.8 in 2025, $30.0 in 2026 and $5.1 in 2027 and thereafter. Depreciation expense related to equipment on operating leases was $152.9, $237.4 and $325.5 in 2022, 2021 and 2020, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2022, 2021 and 2020 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at December 31, 2022 and 2021, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	December 31	December 31
	2022	2021
Due from PACCAR and affiliates
Loans due from PACCAR	$1,261.0	$1,151.0
Loans due from foreign finance affiliates	627.0	275.0
Tax-related receivable due from PACCAR	4.4	28.8
Receivables	12.9	10.5
	$1,905.3	$1,465.3

Due to PACCAR and affiliates
Payables	$21.8	$54.8
	$21.8	$54.8

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related receivable due from PACCAR represents the related tax benefit to be settled with PACCAR.

PACCAR has issued letters of credit as of December 31, 2022 in the amount of $.9 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. Fees for the services were $8.6 in 2022, $8.1 in 2021 and $7.0 in 2020 and are included in Additional paid-in capital.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from five facilities leased by PACCAR. Lease payments for the use of these facilities are included in the above-mentioned administrative services charged by PACCAR.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $4.9, $4.3 and $3.5 for the years 2022, 2021 and 2020, respectively, and are included in Selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for the defined contribution plan were $1.9 in 2022, 2021 and 2020 and are included in Selling, general and administrative expenses.

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive income (loss) (AOCI) of $18.4 and $(1.9) at December 31, 2022 and 2021, respectively, is comprised of the unrealized net gain (loss) on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance at beginning of year	$(1.9)	$(25.3)	$(12.4)
Amounts recorded in AOCI
Unrealized (loss) gain on derivative contracts	(.9)	18.7	(27.2)
Income tax effect	.2	(4.6)	6.7
Amounts reclassified out of AOCI
Interest and other borrowing costs	27.9	12.4	10.1
Income taxes	(6.9)	(3.1)	(2.5)
Net other comprehensive income (loss)	20.3	23.4	(12.9)
Balance at end of year	$18.4	$(1.9)	$(25.3)

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

At December 31, 2022, the notional amount of these contracts totaled $604.0 with amounts expiring over the next 9.9 years. Notional maturities for all interest-rate contracts are $25.7 for 2023, nil for 2024, $235.0 for 2025, $174.4 for 2026, $86.1 for 2027 and $82.8 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	As of December 31
	2022		2021
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$4.0		$10.3
Accounts payable, accrued expenses and other		$19.7		$18.0
Gross amounts recognized in Balance Sheets	4.0	19.7	10.3	18.0

Less amounts not offset in financial instruments	(1.1)	(1.1)	(6.9)	(6.9)
Pro forma net amount	$2.9	$18.6	$3.4	$11.1

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.9 years.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at December 31, 2022 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $4.3, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31	December 31
	2022	2021
Medium-term notes
Carrying amount of hedged liabilities	$215.8	$310.8
Cumulative basis adjustment included in the carrying amount	(19.2)	(6.2)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(4.8) and $.1 as of December 31, 2022 and 2021, respectively.

The following table presents the amount of expense (income) on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Income:

	As of December 31
	2022	2021
Loss (gain) on fair value hedges
Derivatives	$8.9	$7.4
Hedged items	(8.1)	(7.1)
Loss on cash flow hedges
Reclassified from AOCI into income	27.9	12.4
	$28.7	$12.7

NOTE G – BORROWINGS

The carrying amounts of borrowings are summarized as follows:

	As of December 31
	2022		2021
	Effective		Effective
	Rate	Borrowings	Rate	Borrowings
Commercial paper	4.1%	$1,657.7	.6%	$1,086.5
Medium-term notes	2.1%	5,814.5	1.7%	5,484.5
	2.6%	$7,472.2	1.5%	$6,571.0

Commercial paper and medium-term notes borrowings were $7,472.2 and $6,571.0 at December 31, 2022 and 2021, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(38.6) and $(15.6) at December 31, 2022 and 2021, respectively. The effective rate is the weighted average rate as of December 31, 2022 and includes the effects of interest-rate swap agreements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The annual principal maturities of the borrowings are as follows:

	Commercial	Term
	Paper	Notes	Total
2023	$1,660.8	$1,750.0	$3,410.8
2024		1,800.0	1,800.0
2025		1,700.0	1,700.0
2026		300.0	300.0
2027		300.0	300.0
	$1,660.8	$5,850.0	$7,510.8

Interest expense on borrowings amounted to $127.4, $114.0 and $153.0 for 2022, 2021 and 2020, respectively. Interest paid on borrowings was $126.6, $118.2 and $145.8 in 2022, 2021 and 2020, respectively.

In November 2021, the Company filed a shelf registration statement under the Securities Act of 1933. In January 2023, the Company issued $300.0 of medium-term notes under this registration. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during the period.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2022. Of this amount, $1,000.0 expires in June 2023, $1,000.0 expires in June 2025 and $1,000.0 expires in June 2027. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,268.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $732.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2022.

NOTE I – INCOME TAXES

The Company’s effective income tax rate was 24.3% for 2022 compared to 24.6% for 2021, reflecting changes in the state tax expense during 2022 as compared to 2021.

The components of the Company’s provision for income taxes include the following:

	Year ended December 31
	2022	2021	2020
Current provision
Federal	$34.7	$219.8	$54.7
State	12.8	30.3	6.1
	47.5	250.1	60.8
Deferred provision (benefit)
Federal	17.6	(180.4)	(33.3)
State	(2.0)	(21.5)	(1.8)
	15.6	(201.9)	(35.1)
Total provision for income taxes	$63.1	$48.2	$25.7

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	Year ended December 31
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
Effect of state	3.3%	3.6%	3.1%
	24.3%	24.6%	24.1%

Cash paid for income taxes was nil in 2022, 2021 and 2020. PACCAR Inc pays all federal and state income taxes on behalf of the Company.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	December 31	December 31
	2022	2021
Deferred tax assets:
Allowance for losses on receivables	$15.2	$16.1
Other	5.3	5.5
Deferred tax liabilities:
Depreciation	(485.1)	(466.8)
Other	(2.9)
Net deferred tax liability	$(467.5)	$(445.2)

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	December 31	December 31
Level 2	2022	2021
Assets:
Impaired loans, net of specific reserves (2021 - nil)		$2.9
Used trucks held for sale	$.2	3.3
Derivative contracts	4.0	10.3
Liabilities:
Derivative contracts	$19.7	$18.0

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at December 31, 2022 and 2021 were nil and $1.2 during 2022 and 2021, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	December 31		December 31
	2022		2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$1,101.0	$1,048.2	$1,111.0	$1,117.2
Due from foreign finance affiliates	554.0	516.6	200.0	196.5
Fixed rate loans	4,779.4	4,566.4	4,358.5	4,370.4
Liabilities:
Fixed rate debt	$5,826.1	$5,559.0	$5,144.9	$5,171.6

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

At December 31, 2022, the Company has loan and lease commitments of $721.5 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PACCAR Financial Corp.

(Millions of Dollars)

PART III

ITEMS 10, 11, 12 AND 13

These items omitted pursuant to Form 10-K General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent registered public accounting firm is Ernst & Young LLP, Seattle, Washington (Auditor Firm No. 42).

Audit Fees

Audit fees charged to the Company were $1.0 in both 2022 and 2021.

Other Fees

No other fees were charged to the Company by the principal accountant.

As a wholly owned subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2022 proxy statement. During the year ended December 31, 2022, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2022, 2021 and 2020

Statements of Comprehensive Income – Years Ended December 31, 2022, 2021 and 2020

Balance Sheets – December 31, 2022 and 2021

Statements of Cash Flows – Years Ended December 31, 2022, 2021 and 2020

Statements of Stockholder’s Equity – Years Ended December 31, 2022, 2021 and 2020

Notes to Financial Statements – December 31, 2022, 2021 and 2020

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

PACCAR Financial Corp.

Date	February 22, 2023	/s/ C. R. Gryniewicz
C. R. Gryniewicz
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)	Principal Executive Officer

/s/ H.C.A.M. Schippers	Chief Executive Officer
H.C.A.M. Schippers

(2)	Principal Financial Officer

/s/ T. R. Hubbard	Principal Financial Officer
T. R. Hubbard

(3)	Principal Accounting Officer

/s/ S. L. Farrar	Controller
S. L. Farrar

(4)	A Majority of the Board of Directors

/s/ H.C.A.M. Schippers	Director
H.C.A.M. Schippers

/s/ T. R. Hubbard	Director
T. R. Hubbard

/s/ C. R. Gryniewicz	Director
C. R. Gryniewicz