Form 10-Q
period 2023-03-31
PACCAR FINANCIAL CORP
filed 2023-05-02
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Common Stock, $100 par value—145,000 shares as of April 28, 2023

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP.

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended
	March 31
(Millions of Dollars)	2023	2022
Interest and fee income	$100.6	$69.8
Operating lease and rental revenues	69.9	79.9
Used truck sales and other revenues	7.0	7.5

TOTAL INTEREST AND OTHER REVENUES	177.5	157.2

Interest and other borrowing costs	53.1	27.9
Depreciation and other rental expenses	48.2	36.9
Cost of used truck sales and other expenses	5.2	4.8
Selling, general and administrative expenses	15.6	14.9
Provision for losses on receivables	.6	(2.5)
	.
TOTAL EXPENSES	122.7	82.0

INCOME BEFORE INCOME TAXES	54.8	75.2

Income taxes	13.7	18.4

NET INCOME	$41.1	$56.8
COMPREHENSIVE INCOME	$32.9	$76.3
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,813.6	$1,716.8
RETAINED EARNINGS AT END OF PERIOD	$1,604.7	$1,673.6

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

BALANCE SHEETS
	March 31	December 31
	2023	2022*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$36.4	$48.8
Finance and other receivables, net of allowance for losses (2023 - $61.5 and 2022 - $61.7)	7,574.6	7,518.4
Due from PACCAR and affiliates	1,949.9	1,905.3
Equipment on operating leases, net of accumulated depreciation (2023 - $587.1 and 2022 - $625.9)	764.3	854.0
Other assets	314.3	223.9

TOTAL ASSETS	$10,639.5	$10,550.4

LIABILITIES
Accounts payable, accrued expenses and other	$516.9	$528.3
Due to PACCAR and affiliates	74.8	21.8
Commercial paper	1,431.8	1,657.7
Medium-term notes	6,315.7	5,814.5
Deferred taxes and other liabilities	470.9	486.0

TOTAL LIABILITIES	8,810.1	8,508.3

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	169.0	164.6
Retained earnings	1,604.7	1,813.6
Accumulated other comprehensive income	10.2	18.4

TOTAL STOCKHOLDER'S EQUITY	1,829.4	2,042.1

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,639.5	$10,550.4

*	The December 31, 2022 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31
(Millions of Dollars)	2023	2022
OPERATING ACTIVITIES
Net income	$41.1	$56.8
Items included in net income not affecting cash:
Depreciation and amortization	46.3	34.0
Provision for losses on receivables	.6	(2.5)
Deferred taxes	(.7)	(11.4)
Administrative fees for services from PACCAR	4.4	6.3
Change in tax-related balances with PACCAR	31.1	76.6
Decrease in payables and other	(46.9)	(44.3)

NET CASH PROVIDED BY OPERATING ACTIVITIES	75.9	115.5

INVESTING ACTIVITIES
Finance and other receivables originated	(557.6)	(724.4)
Collections on finance and other receivables	617.2	586.7
Net increase in wholesale receivables	(116.7)	(24.5)
Loans to PACCAR and affiliates	(155.0)	(50.0)
Collections on loans from PACCAR and affiliates	165.0	55.0
Net (increase) decrease in other receivables to PACCAR and affiliates	(57.0)	20.0
Acquisitions of equipment for operating leases	(13.8)	(34.6)
Proceeds from disposals of equipment	43.9	76.5
Other, net	(35.6)	(48.9)

NET CASH USED IN INVESTING ACTIVITIES	(109.6)	(144.2)

FINANCING ACTIVITIES
Net (decrease) increase in short-term commercial paper	(226.1)	143.4
Proceeds from medium-term notes and other commercial paper	797.4	298.7
Payments of medium-term notes and other commercial paper	(300.0)	(300.0)
Dividends paid	(250.0)	(100.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	21.3	42.1

NET (DECREASE) INCREASE IN CASH	(12.4)	13.4

CASH AT BEGINNING OF PERIOD	48.8	22.1

CASH AT END OF PERIOD	$36.4	$35.5

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
	Three Months Ended
	March 31
(Millions of Dollars)	2023	2022
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0
Balance at end of period	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5
Balance at end of period	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	164.6	156.0
Investments from PACCAR	4.4	6.3
Balance at end of period	169.0	162.3

RETAINED EARNINGS

Balance at beginning of period	1,813.6	1,716.8
Net income	41.1	56.8
Dividends paid	(250.0)	(100.0)
Balance at end of period	1,604.7	1,673.6

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of period	18.4	(1.9)
Net unrealized (loss) gain	(8.2)	19.5
Balance at end of period	10.2	17.6

TOTAL STOCKHOLDER'S EQUITY	$1,829.4	$1,899.0

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncement:

The Company adopted the following standard on January 1, 2023, which had no material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2022-02	Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	March 31	December 31
	2023	2022
Retail loans	$4,580.0	$4,627.0
Retail financing leases	1,460.4	1,433.5
Dealer wholesale financing	1,209.9	1,093.2
Dealer master notes	330.0	377.0
Operating lease receivables and other	55.8	49.4
	7,636.1	7,580.1

Less allowance for credit losses:
Loans and leases	(59.5)	(59.7)
Dealer wholesale financing	(.9)	(1.0)
Operating lease receivables and other	(1.1)	(1.0)
	$7,574.6	$7,518.4

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $20.4 and $19.3 as of March 31, 2023 and December 31, 2022, respectively.

Interest income recognized on finance leases was $17.1 and $14.5 for the three months ended March 31, 2023 and 2022, respectively.   Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2023 or December 31, 2022. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified).

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

On average, modifications extended contractual terms by approximately four months in 2023 and three months in 2022, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2023 and December 31, 2022.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and sales-type finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and, in many cases, obtains guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over 36 to 60 months, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

The Company individually evaluates certain finance receivables for expected credit losses. Finance receivables that are evaluated individually consist of all wholesale accounts and certain large retail accounts with past due balances or otherwise determined to be at a higher risk of loss. In general, finance receivables that are 90 days past due are placed on non-accrual status. Finance receivables on non-accrual status which have been performing for 90 consecutive days are placed on accrual status if it is deemed probable that the Company will collect all principal and interest payments.

Individually evaluated receivables on non-accrual status are generally considered collateral dependent. Large balance retail and all wholesale receivables on non-accrual status are individually evaluated to determine the appropriate reserve for losses. The determination of reserves for large balance receivables on non-accrual status considers the fair value of the associated collateral. When the underlying collateral fair value exceeds the Company’s amortized cost basis, no reserve is recorded. Small balance receivables on non-accrual status with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

The Company evaluates finance receivables that are not individually evaluated and share similar risk characteristics on a collective basis and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data, current market conditions, and expected changes in future macroeconomic conditions that affect collectability. Historical credit loss information provides relevant information of expected credit losses. The historical data used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse.

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

For the following credit quality disclosures, finance receivables are classified into two portfolio segments, wholesale and retail. The retail portfolio is further segmented into dealer retail and customer retail. The dealer wholesale segment consists of truck inventory financing to PACCAR dealers. The dealer retail segment consists of loans and leases to participating dealers and franchises that use the proceeds to fund customers’ acquisition of commercial vehicles and related equipment. The customer retail segment consists of loans and leases directly to customers for the acquisition of commercial vehicles and related equipment. Customer retail receivables are further segregated between fleet and owner/operator classes. The fleet class consists of customer retail accounts operating five or more trucks. All other customer retail accounts are considered owner/operator. These two classes have similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk.

The allowance for credit losses is summarized as follows:

	2023
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$1.8	$57.9	$1.0	$61.7
Provision for losses	(.1)	(.1)	.7	.1	.6
Charge-offs			(1.0)	(.1)	(1.1)
Recoveries			.2	.1	.3

Balance at March 31	$.9	$1.7	$57.8	$1.1	$61.5

	2022
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$6.5	$57.1	$1.1	$65.7
Provision for losses	.1	(1.9)	(.5)	(.2)	(2.5)
Charge-offs			(.2)		(.2)
Recoveries			.7		.7

Balance at March 31	$1.1	$4.6	$57.1	$.9	$63.7

*	Operating lease and other trade receivables.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of March 31, 2023 or December 31, 2022. The Company retains as collateral a security interest in the related equipment.

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

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high-risk. Watch accounts include accounts 31 to 90 days past due and large accounts that are performing but are considered to be high-risk. Watch accounts are not collateral dependent. At-risk accounts are collateral dependent, including accounts over 90 days past due and other accounts on non-accrual status.

The tables below summarize the amortized cost basis of the Company’s finance receivables within each credit quality indicator by year of origination and portfolio class and current period gross charge-offs of the Company’s finance receivables by year of origination and portfolio class.

At March 31, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$1,202.4							$1,202.4
Watch	7.5							7.5
At-risk
	$1,209.9							$1,209.9
Retail:
Performing	$164.7	$127.0	$527.6	$298.1	$171.1	$198.4	$175.4	$1,662.3
Watch
At-risk
	$164.7	$127.0	$527.6	$298.1	$171.1	$198.4	$175.4	$1,662.3
Total Dealer	$1,374.6	$127.0	$527.6	$298.1	$171.1	$198.4	$175.4	$2,872.2

Customer Retail:
Fleet:
Performing		$339.6	$1,614.1	$1,025.5	$673.8	$336.2	$113.8	$4,103.0
Watch			.2	.2	.1	.3	1.2	2.0
At-risk			1.7	3.8	1.6	2.2	.4	9.7
		$339.6	$1,616.0	$1,029.5	$675.5	$338.7	$115.4	$4,114.7
Owner/Operator:
Performing		$43.3	$184.5	$193.2	$107.8	$47.7	$14.5	$591.0
Watch			.1	.4	.2			.7
At-risk			.6	.5	.5	.1		1.7
		$43.3	$185.2	$194.1	$108.5	$47.8	$14.5	$593.4
Total Customer Retail		$382.9	$1,801.2	$1,223.6	$784.0	$386.5	$129.9	$4,708.1
Total	$1,374.6	$509.9	$2,328.8	$1,521.7	$955.1	$584.9	$305.3	$7,580.3

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At March 31, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Gross Charge-Offs:
Customer Retail:
Fleet			$.9					$.9
Owner/Operator				$.2				.2
Total			$.9	$.2				$1.1

At December 31, 2022	Revolving Loans	2022	2021	2020	2019	2018	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$1,087.0							$1,087.0
Watch	6.2							6.2
At-risk
	$1,093.2							$1,093.2
Retail:
Performing	$206.2	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$1,668.0
Watch
At-risk
	$206.2	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$1,668.0
Total Dealer	$1,299.4	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$2,761.2

Customer Retail:
Fleet:
Performing		$1,698.2	$1,130.2	$751.7	$382.6	$113.7	$38.6	$4,115.0
Watch		2.9	1.7	.3	2.9	2.0	.6	10.4
At-risk		1.6	6.0	1.7	10.4	4.1	.4	24.2
		$1,702.7	$1,137.9	$753.7	$395.9	$119.8	$39.6	$4,149.6
Owner/Operator:
Performing		$199.2	$216.8	$124.7	$56.5	$17.9	$2.7	$617.8
Watch		.5	.4	.1				1.0
At-risk		.4	.3	.1	.2	.1		1.1
		$200.1	$217.5	$124.9	$56.7	$18.0	$2.7	$619.9
Total Customer Retail		$1,902.8	$1,355.4	$878.6	$452.6	$137.8	$42.3	$4,769.5
Total	$1,299.4	$2,449.0	$1,670.9	$1,061.3	$667.5	$235.3	$147.3	$7,530.7

The tables below summarize the the amortized cost basis of the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
				Owner/
At March 31, 2023	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,209.9	$1,662.3	$4,108.5	$591.7	$7,572.4
31 – 60 days past due			.7	1.3	2.0
Greater than 60 days past due			5.5	.4	5.9
	$1,209.9	$1,662.3	$4,114.7	$593.4	$7,580.3

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

	Dealer		Customer Retail
				Owner/
At December 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,093.2	$1,668.0	$4,143.7	$618.3	$7,523.2
31 – 60 days past due			1.1	1.4	2.5
Greater than 60 days past due			4.8	.2	5.0
	$1,093.2	$1,668.0	$4,149.6	$619.9	$7,530.7

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	Dealer		Customer Retail
				Owner/
At March 31, 2023	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$3.2	$1.3	$4.5
Amortized cost basis with no specific reserve			6.5	.5	7.0
			$9.7	$1.8	$11.5

	Dealer		Customer Retail
				Owner/
At December 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$2.0	$1.1	$3.1
Amortized cost basis with no specific reserve			6.1		6.1
			$8.1	$1.1	$9.2

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended
	March 31
	2023	2022
Fleet	$.2	$.2
Owner/Operator
	$.2	$.2

Customers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 on January 1, 2023. The amortized cost basis of finance receivables that were modified with customers experiencing financial difficulty was $.3. These modifications provided only insignificant term extensions and finance receivables were current at March 31, 2023.

Troubled Debt Restructuring Disclosures Prior to Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, when considering whether to modify customer accounts for credit reasons, the Company evaluated the creditworthiness of the customers and modified those accounts that the Company considered likely to perform under the modified terms. When the Company modified a loan or finance lease for credit reasons and granted a concession, the modification was classified as a troubled debt restructuring (TDR). The Company did not typically grant credit modifications for customers that did not meet minimum underwriting standards since the Company normally repossesses the financed equipment in those circumstances. When such modifications did occur, they were considered TDRs.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The balance of TDRs was $13.3 and $19.0 at December 31, 2022 and March 31, 2022, respectively. There were no finance receivables modified as TDRs during the three months ended March 31, 2022.

There were no finance receivables modified as TDRs during the previous twelve months, prior to the adoption of ASC 2022-02, that subsequently defaulted (i.e., became more than 30 days past due) in the three months ended March 31, 2023.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $6.6 at March 31, 2023 and $2.3 at December 31, 2022.

Proceeds from sales of repossessed assets were $1.9 and $4.3 for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in Proceeds from disposals of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2023 and full year 2022 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil. Loans to these foreign affiliates during 2023 and 2022 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada, Australia and Brasil. The Company will not make loans to the foreign affiliates in excess of the equivalent of $750.0 U.S. dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Amounts outstanding at March 31, 2023 and December 31, 2022, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	March 31	December 31
	2023	2022
Due from PACCAR and affiliates
Loans due from PACCAR	$1,248.0	$1,261.0
Loans due from foreign finance affiliates	687.0	627.0
Tax-related receivable due from PACCAR		4.4
Receivables	14.9	12.9
	$1,949.9	$1,905.3

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$26.7
Payables	48.1	$21.8
	$74.8	$21.8

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31
	2023	2022
Net income	$41.1	$56.8
Other comprehensive (loss) income
Derivative contracts (decrease) increase	(8.2)	19.5
Total comprehensive income	$32.9	$76.3

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (AOCI) of $10.2 and $18.4 at March 31, 2023 and December 31, 2022, respectively, is comprised of the unrealized net (loss) gain on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended
	March 31
	2023	2022
Balance at beginning of period	$18.4	$(1.9)
Amounts recorded in AOCI
Unrealized (loss) gain on derivative contracts	(8.6)	14.8
Income tax effect	2.1	(3.7)
Amounts reclassified out of AOCI
Interest and other borrowing costs	(2.3)	11.1
Income tax effect	.6	(2.7)

Net other comprehensive (loss) income	(8.2)	19.5

Balance at end of period	$10.2	$17.6

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	March 31	December 31
Level 2	2023	2022
Assets:
Used trucks held for sale	$7.1	$.2
Derivative contracts	.8	4.0

Liabilities:
Derivative contracts	$8.3	$19.7

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements:

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at March 31, 2023 and 2022 were $.7 and nil during the first three months of 2023 and 2022, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

PACCAR FINANCIAL CORP.

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$1,076.0	$1,039.2	$1,101.0	$1,048.2
Due from foreign finance affiliates	569.0	536.8	554.0	516.6
Fixed rate loans	4,709.7	4,542.3	4,779.4	4,566.4

Liabilities:
Fixed rate debt	$6,328.0	$6,127.3	$5,826.1	$5,559.0

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $.8 at March 31, 2023.

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

At March 31, 2023, the notional amount of these contracts totaled $451.9 with amounts expiring over the next 9.7 years. Notional maturities for all interest-rate contracts are $25.7 for the remainder of 2023, nil for 2024, $80.0 for 2025, $214.6 for 2026, $86.1 for 2027 and $45.5 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	March 31, 2023		December 31, 2022
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$.8		$4.0
Accounts payable, accrued expenses and other		$8.3		$19.7
Gross amounts recognized in Balance Sheets	.8	8.3	4.0	19.7

Less amounts not offset in financial instruments	(.6)	(.6)	(1.1)	(1.1)
Pro forma net amount	$.2	$7.7	$2.9	$18.6

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.7 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at March 31, 2023 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $2.7, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2023	2022
Medium-term notes:
Carrying amount of the hedged liabilities	$74.7	$215.8
Cumulative basis adjustment included in the carrying amount	(5.3)	(19.2)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(16.0) and $(4.8) as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended
	March 31
	2023	2022
(Gain) loss on fair value hedges
Derivatives	$(13.9)	$12.4
Hedged items	15.1	(12.5)
(Gain) loss on cash flow hedges
Reclassified from AOCI into income	(2.3)	11.1
	$(1.1)	$11.0

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE G – Income Taxes

The Company’s effective income tax rate for the first quarter of 2023 was 25.0% compared to 24.5% for the first quarter of 2022, reflecting changes in the state tax expense during 2023 as compared to 2022.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended
	March 31
	2023	2022	% Change
New business volume by product:
Retail loans and finance leases	$518.4	$601.3	(14)
Equipment on operating leases	22.2	52.4	(58)
Dealer master notes	36.2	114.8	(68)
	$576.8	$768.5	(25)
New loan and lease unit volume:
Retail loans and finance leases	3,600	4,500	(20)
Equipment on operating leases	200	600	(67)
	3,800	5,100	(25)
Average earning assets by product:
Retail loans and finance leases	$6,012.9	$5,667.3	6
Dealer wholesale financing	1,142.5	740.6	54
Dealer master notes	333.3	350.3	(5)
Average finance receivables	7,488.7	6,758.2	11
Equipment on operating leases	901.5	1,040.3	(13)
	$8,390.2	$7,798.5	8
Revenue by product:
Retail loans and finance leases	$84.6	$64.7	31
Equipment on operating leases	69.9	79.9	(13)
Dealer wholesale financing	12.4	3.3	276
Dealer master notes	3.6	1.8	100
Used truck sales and other revenues	7.0	7.5	(7)
	177.5	157.2	13
Income before income taxes	$54.8	$75.2	(27)

New Business Volume

New business volume decreased to $576.8 in the first quarter of 2023 from $768.5 in the same period of 2022, primarily due to lower finance market share in 2023, partially offset by higher retail sales of PACCAR trucks. The decrease in retail loans and finance leases new business volume and equipment on operating leases new business volume reflected lower retail financing and lower fleet business in 2023.  Dealer master notes new business volume decreased to $36.2 in the first quarter of 2023 from $114.8 in the first quarter of 2022 due to decreased finance volume from dealers.

In the first quarter of 2023, market share on new PACCAR truck sales was 16.5% compared to 25.9% in the first quarter of 2022 due to increased interest rate competition.

Revenues

The Company’s revenues increased to $177.5 in the first quarter of 2023 from $157.2 in the first quarter of 2022 primarily driven by higher portfolio yields and higher average retail and wholesale portfolio balances, partially offset by lower average operating lease portfolio.

Income Before Income Taxes

The Company’s income before income taxes was $54.8 for the first quarter of 2023 compared to $75.2 for the first quarter of 2022. The decrease in income before income taxes in 2023 was primarily the result of lower operating lease margin of $21.3 and a higher provision for losses of $3.1, partially offset by higher finance margin of $5.6.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $87.7 at March 31, 2023 and $63.3 at December 31, 2022. These trucks are primarily units returned from matured operating leases in the ordinary course

PACCAR FINANCIAL CORP.

of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the first quarter, the Company recognized gains of $8.8 on used trucks, excluding repossessions, in 2023 compared to gains of $17.4 in 2022. Used truck gains related to repossessions, which are recognized as credit recoveries, were nil and $.1 in the first quarter of 2023 and 2022, respectively.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the three months ended March 31, 2023 and 2022 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended March 31, 2022	$69.8	$27.9	$41.9
Increase (decrease)
Average finance receivables	8.5		8.5
Average receivables from PACCAR and affiliates	3.4		3.4
Average debt balances		6.3	(6.3)
Yields	18.9		18.9
Borrowing rates		18.9	(18.9)

Total increase	30.8	25.2	5.6

Three Months Ended March 31, 2023	$100.6	$53.1	$47.5

•

Average finance receivables increased $730.5 in the first quarter of 2023, primarily due to higher dealer wholesale financing and a larger retail portfolio, which increased interest and fee income by $8.5.

•

Average receivables from PACCAR and affiliates increased $503.4 in the first quarter of 2023 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $3.4.

•

Average debt balances increased $903.1 in the first quarter of 2023, reflecting higher funding requirements for the portfolio and affiliated companies, increasing interest and other borrowing costs by $6.3. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.

•

Yields increased $18.9 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.7% and 3.9% in the first quarter of 2023 and 2022, respectively. Yields on receivables from PACCAR and affiliates were 2.8% in the first quarter of 2023 compared to 1.5% in the first quarter of 2022.

•

Average borrowing rates in the first quarter of 2023 were 2.8% compared to 1.7% in the first quarter of 2022 due to higher debt market interest rates, resulting in an increase of $18.9 in interest and other borrowing costs.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the three months ended March 31, 2023 and 2022 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended March 31, 2022	$79.9	$36.9	$43.0
Increase (decrease)
Results on returned lease assets		19.6	(19.6)
Average operating lease assets	(16.0)	(13.3)	(2.7)
Revenue and cost per asset	6.0	5.0	1.0

Total (decrease) increase	(10.0)	11.3	(21.3)

Three Months Ended March 31, 2023	$69.9	$48.2	$21.7

•	Results on returned lease assets increased depreciation and other rental expenses by $19.6, primarily due to lower gains on sales of returned lease units in 2023 as compared to 2022.

PACCAR FINANCIAL CORP.

•	Average operating lease assets decreased in 2023 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•	Revenue per asset increased by $6.0 primarily due to higher fleet utilization, and cost per asset increased by $5.0 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the first quarter of 2023 compared to the first quarter of 2022:

	Three Months Ended
	March 31
	2023	2022
Used truck sales	$4.2	$5.1
Insurance, franchise and other revenues	2.8	2.4
Used truck sales and other revenues	7.0	7.5

Cost of used truck sales	4.4	4.1
Insurance, franchise and other expenses	.8	.7
Cost of used truck sales and other expenses	5.2	4.8

Results from used trucks and other	$1.8	$2.7

Results from used trucks and other in the first quarter of 2023 decreased by $.9 from the first quarter of 2022, primarily due to lower results from the sale of used trucks received on trade driven by lower used truck market prices.

SG&A

The Company’s selling, general and administrative expenses (SG&A) increased in the first quarter to $15.6 in 2023 from $14.9 in 2022 primarily due to higher personnel and related expenses. As an annualized percentage of average earning assets, the Company’s SG&A was .7% for the first quarter of 2023 compared to .8% for the same period in 2022.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Three Months Ended	Year Ended	Three Months Ended
	March 31	December 31	March 31
	2023	2022	2022
Balance at beginning of period	$61.7	$65.7	$65.7
Provision (benefit) for losses	.6	(4.7)	(2.5)
Charge-offs	(1.1)	(1.7)	(.2)
Recoveries	.3	2.4	.7
Balance at end of period	$61.5	$61.7	$63.7

Ratios:
Charge-offs, net of recoveries ($.8 in 2023) to
average total portfolio ($7,488.7 in 2023)
annualized at March 31, 2023	.04%	(.01)%	(.03)%

Allowance for credit losses ($61.5 in 2023) to period-end
total portfolio ($7,636.1 in 2023)	.81%	.81%	.92%

Period-end retail loan and lease receivables past
due over 30 days ($7.9 in 2023) to period-end
retail loan and lease receivables ($6,040.4 in 2023)	.13%	.12%	.05%

PACCAR FINANCIAL CORP.

The provision (benefit) for losses on receivables was $.6 for the first quarter of 2023 compared to $(2.5) for the first quarter of 2022, primarily due to a loss on one fleet customer in 2023.

Charge-offs, net of recoveries, were a net charge-off of $.8 in the first quarter of 2023 compared to a net recovery of $.5 in the first quarter of 2022, primarily due to a charge-off of one fleet customer.

Retail loan and lease receivables past due over 30 days at March 31, 2023 was .13%, compared to .12% at December 31, 2022 and .05% at March 31, 2022. The increase from March 31, 2022 was  primarily due to one fleet customer becoming past due in 2022. The Company continues to focus on maintaining low past due balances.

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

The post-modification balances of accounts modified during the three months ended March 31, 2023 and 2022 are summarized below:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Amortized	% of Total	Amortized	% of Total
	Cost Basis	Portfolio*	Cost Basis	Portfolio*
Commercial	$33.5	1.8%	$60.7	3.5%
Insignificant Delay	19.4	1.0%	13.4	.8%
Credit	.3
	$53.2	2.8%	$74.1	4.3%

*	Amortized cost basis immediately after modification as a percentage of period-end portfolio, on an annualized basis.

Modification activity decreased to $53.2 in the first quarter of 2023 from $74.1 in the first quarter of 2022. The decrease in Commercial modifications reflects lower volumes of refinancing. The increase in Insignificant Delay modifications reflects an increase in customers requesting payment relief for up to three months. There was $.3 of Credit modifications in the first quarter of 2023 compared to nil in 2022.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.3 of accounts during the first quarter of 2023, $.2 of accounts during the fourth quarter of 2022 and nil accounts in the first quarter of 2022 that were 30+ days past due and became current at the time of modification. Had the accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31	December 31	March 31
	2023	2022	2022
Pro forma percentage of retail loan and lease accounts 30+ days past due	.14%	.13%	.05%

Modifications of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2023, December 31, 2022 and March 31, 2022. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2023, December 31, 2022 and March 31, 2022.

PACCAR FINANCIAL CORP.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31		December 31		March 31
	2023		2022		2022
Retail loans	$4,580.0	60%	$4,627.0	61%	$4,374.2	63%
Retail leases	1,460.4	19%	1,433.5	19%	1,362.4	19%
Dealer wholesale financing	1,209.9	16%	1,093.2	14%	762.1	11%
Dealer master notes	330.0	4%	377.0	5%	405.3	6%
Operating lease receivables and other	55.8	1%	49.4	1%	54.2	1%

Total portfolio	$7,636.1	100%	$7,580.1	100%	$6,958.2	100%

Retail loans decreased to $4,580.0 at March 31, 2023 from $4,627.0 at December 31, 2022, reflecting collections exceeding new business volume.

Retail leases increased to $1,460.4 at March 31, 2023 from $1,433.5 at December 31, 2022, reflecting new business volume exceeding collections.

Dealer wholesale financing balances increased to $1,209.9 at March 31, 2023 from $1,093.2 at December 31, 2022 due to higher dealer new truck inventory and a higher average amount financed.

Dealer master notes were $330.0 at March 31, 2023 compared to $377.0 at December 31, 2022. Dealers may pay the loans early or make additional draws up to specified balances of the contracts and/or vehicles pledged to the Company. As of March 31, 2023, the underlying pledged contracts and/or vehicles were $478.7, of which the dealers have $146.2 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the first quarter of 2023 was 25.0% compared to 24.5% for the first quarter of 2022, reflecting changes in the state tax expense during 2023 as compared to 2022.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

Company Outlook

Truck Industry Class 8 retail sales in the U.S. in 2023 are expected to be 250,000-290,000 units compared to 254,200 in 2022. Average earning assets in 2023 are expected to be similar to 2022. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at March 31, 2023 are as follows:

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

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at March 31, 2023. Of this amount, $1,000.0 expires in June 2023, $1,000.0 expires in June 2025 and $1,000.0 expires in June 2027. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,268.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $732.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the first quarter of 2023.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of March 31, 2023 were $1,434.7 and $6,350.0, respectively.

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

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) continues to be relevant.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2022 Annual Report. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2023, except that the risk factor under the heading “Litigation and Regulatory Actions” is revised as follows:

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

The legal proceedings are moving through the court systems. In 2023, several European courts issued judgements; some have been favorable while others have been unfavorable and are being appealed. PACCAR Inc believes it has meritorious defenses to the legal claims. During the first quarter of 2023, PACCAR Inc settled with several claimants. Based on these settlements and judgements, PACCAR Inc recorded in the first quarter 2023, a non-recurring pre-tax charge of $600.0 million ($446.4 million after-tax) for the estimable total cost. The estimate may be adjusted as the legal process continues, which could have a material impact on PACCAR Inc’s financial results.

Items 2, 3 and 4 are omitted pursuant to Form 10-Q General Instructions (H)(2)(b).

For Item 5, there was no reportable information during the three months ended March 31, 2023.

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

PACCAR Financial Corp.
(Registrant)

Date	May 2, 2023	/s/ Craig R. Gryniewicz
Craig R. Gryniewicz
President
(Authorized Officer)

/s/ Shannon L. Farrar
Shannon L. Farrar
Controller
(Chief Accounting Officer)