Form 10-Q
period 2023-06-30
PACCAR FINANCIAL CORP
filed 2023-08-02
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

Common Stock, $100 par value—145,000 shares as of July 31, 2023

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP.

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of Dollars)	2023	2022	2023	2022
Interest and fee income	$112.1	$74.8	$212.7	$144.6
Operating lease and rental revenues	62.0	77.0	131.9	156.9
Used truck sales and other revenues	4.7	3.9	11.7	11.4

TOTAL INTEREST AND OTHER REVENUES	178.8	155.7	356.3	312.9

Interest and other borrowing costs	64.1	29.4	117.2	57.3
Depreciation and other rental expenses	43.5	49.3	91.7	86.2
Cost of used truck sales and other expenses	3.4	1.2	8.6	6.0
Selling, general and administrative expenses	16.0	15.2	31.6	30.1
Provision for losses on receivables	.8	.1	1.4	(2.4)
		.
TOTAL EXPENSES	127.8	95.2	250.5	177.2

INCOME BEFORE INCOME TAXES	51.0	60.5	105.8	135.7

Income taxes	12.7	14.9	26.4	33.3

NET INCOME	$38.3	$45.6	$79.4	$102.4
COMPREHENSIVE INCOME	$45.0	$47.8	$77.9	$124.1
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,604.7	$1,673.6	$1,813.6	$1,716.8
RETAINED EARNINGS AT END OF PERIOD	$1,643.0	$1,719.2	$1,643.0	$1,719.2

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

BALANCE SHEETS
	June 30	December 31
	2023	2022*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$55.0	$48.8
Finance and other receivables, net of allowance for losses (2023 - $61.3 and 2022 - $61.7)	8,133.9	7,518.4
Due from PACCAR and affiliates	1,732.0	1,905.3
Equipment on operating leases, net of accumulated depreciation (2023 - $502.9 and 2022 - $625.9)	662.5	854.0
Other assets	361.3	223.9

TOTAL ASSETS	$10,944.7	$10,550.4

LIABILITIES
Accounts payable, accrued expenses and other	$634.8	$528.3
Due to PACCAR and affiliates	44.2	21.8
Commercial paper	2,290.6	1,657.7
Medium-term notes	5,618.3	5,814.5
Deferred taxes and other liabilities	482.0	486.0

TOTAL LIABILITIES	9,069.9	8,508.3

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	169.4	164.6
Retained earnings	1,643.0	1,813.6
Accumulated other comprehensive income	16.9	18.4

TOTAL STOCKHOLDER'S EQUITY	1,874.8	2,042.1

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,944.7	$10,550.4

* The December 31, 2022 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30
(Millions of Dollars)	2023	2022
OPERATING ACTIVITIES
Net income	$79.4	$102.4
Items included in net income not affecting cash:
Depreciation and amortization	87.9	79.5
Provision for losses on receivables	1.4	(2.4)
Deferred taxes	9.7	(5.2)
Administrative fees for services from PACCAR	4.8	6.2
Change in tax-related balances with PACCAR	7.0	34.9
Increase in payables and other	77.1	36.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	267.3	251.7

INVESTING ACTIVITIES
Finance and other receivables originated	(1,464.5)	(1,360.8)
Collections on finance and other receivables	1,277.8	1,225.3
Net increase in wholesale receivables	(444.4)	(246.8)
Loans to PACCAR and affiliates	(180.0)	(230.0)
Collections on loans from PACCAR and affiliates	325.0	80.0
Net decrease (increase) in other receivables to PACCAR and affiliates	27.0	(47.0)
Acquisitions of equipment for operating leases	(28.7)	(119.0)
Proceeds from disposals of equipment	90.8	118.4
Other, net	(46.4)	(57.2)

NET CASH USED IN INVESTING ACTIVITIES	(443.4)	(637.1)

FINANCING ACTIVITIES
Net increase in short-term commercial paper	635.6	307.8
Proceeds from medium-term notes and other commercial paper	796.7	1,196.6
Payments of medium-term notes and other commercial paper	(1,000.0)	(1,000.0)
Dividends paid	(250.0)	(100.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	182.3	404.4

NET INCREASE IN CASH	6.2	19.0

CASH AT BEGINNING OF PERIOD	48.8	22.1

CASH AT END OF PERIOD	$55.0	$41.1

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of Dollars)	2023	2022	2023	2022
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0	$31.0	$31.0
Balance at end of period	31.0	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5	14.5	14.5
Balance at end of period	14.5	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	169.0	162.3	164.6	156.0
Investments from PACCAR	.4	(.1)	4.8	6.2
Balance at end of period	169.4	162.2	169.4	162.2

RETAINED EARNINGS

Balance at beginning of period	1,604.7	1,673.6	1,813.6	1,716.8
Net income	38.3	45.6	79.4	102.4
Dividends paid			(250.0)	(100.0)
Balance at end of period	1,643.0	1,719.2	1,643.0	1,719.2

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of period	10.2	17.6	18.4	(1.9)
Net unrealized gain (loss)	6.7	2.2	(1.5)	21.7
Balance at end of period	16.9	19.8	16.9	19.8

TOTAL STOCKHOLDER'S EQUITY	$1,874.8	$1,946.7	$1,874.8	$1,946.7

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncement:

The Company adopted the following standard on January 1, 2023, which had no material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2022-02	Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	June 30	December 31
	2023	2022
Retail loans	$4,709.0	$4,627.0
Retail financing leases	1,555.9	1,433.5
Dealer wholesale financing	1,537.6	1,093.2
Dealer master notes	345.6	377.0
Operating lease receivables and other	47.1	49.4
	8,195.2	7,580.1

Less allowance for credit losses:
Loans and leases	(59.3)	(59.7)
Dealer wholesale financing	(.9)	(1.0)
Operating lease receivables and other	(1.1)	(1.0)
	$8,133.9	$7,518.4

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $22.8 and $19.3 as of June 30, 2023 and December 31, 2022, respectively.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Interest income recognized on finance leases was $18.3 and $35.4 for the three and six months ended June 30, 2023, respectively, compared to $14.4 and $28.9 for the same periods in 2022. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2023 or December 31, 2022. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately three months in 2023 and 2022, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2023 and December 31, 2022.

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

The allowance for credit losses is summarized as follows:

	2023
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$1.8	$57.9	$1.0	$61.7
Provision for losses	(.1)	(.1)	1.6		1.4
Charge-offs			(2.6)		(2.6)
Recoveries			.7	.1	.8

Balance at June 30	$.9	$1.7	$57.6	$1.1	$61.3

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

	2022
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$6.5	$57.1	$1.1	$65.7
Provision for losses	.3	(2.4)	(.5)	.2	(2.4)
Charge-offs			(.6)		(.6)
Recoveries			1.1		1.1

Balance at June 30	$1.3	$4.1	$57.1	$1.3	$63.8

* Operating lease and other trade receivables.

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of June 30, 2023 or December 31, 2022. The Company retains as collateral a security interest in the related equipment.

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

At June 30, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$1,537.0							$1,537.0
Watch	.6							.6
	$1,537.6							$1,537.6
Retail:
Performing	$165.2	$300.5	$507.0	$283.6	$159.4	$180.4	$148.8	$1,744.9
	$165.2	$300.5	$507.0	$283.6	$159.4	$180.4	$148.8	$1,744.9
Total Dealer	$1,702.8	$300.5	$507.0	$283.6	$159.4	$180.4	$148.8	$3,282.5

Customer Retail:
Fleet:
Performing		$943.6	$1,476.9	$918.8	$597.8	$271.7	$79.2	$4,288.0
Watch			2.3	.9	.1	.1	1.5	4.9
At-risk			2.8	4.2	1.8	1.5	.3	10.6
		$943.6	$1,482.0	$923.9	$599.7	$273.3	$81.0	$4,303.5
Owner/Operator:
Performing		$79.2	$167.8	$169.6	$92.1	$39.0	$9.8	$557.5
Watch		.1	.2	.6	.2			1.1
At-risk			1.7	.9	.6	.2	.1	3.5
		$79.3	$169.7	$171.1	$92.9	$39.2	$9.9	$562.1
Total Customer Retail		$1,022.9	$1,651.7	$1,095.0	$692.6	$312.5	$90.9	$4,865.6
Total	$1,702.8	$1,323.4	$2,158.7	$1,378.6	$852.0	$492.9	$239.7	$8,148.1

At June 30, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Gross Charge-Offs:
Customer Retail:
Fleet			$1.6	$.1				$1.7
Owner/Operator			.4	.4	$.1			.9
Total			$2.0	$.5	$.1			$2.6

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At December 31, 2022	Revolving Loans	2022	2021	2020	2019	2018	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$1,087.0							$1,087.0
Watch	6.2							6.2
	$1,093.2							$1,093.2
Retail:
Performing	$206.2	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$1,668.0
	$206.2	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$1,668.0
Total Dealer	$1,299.4	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$2,761.2

Customer Retail:
Fleet:
Performing		$1,698.2	$1,130.2	$751.7	$382.6	$113.7	$38.6	$4,115.0
Watch		2.9	1.7	.3	2.9	2.0	.6	10.4
At-risk		1.6	6.0	1.7	10.4	4.1	.4	24.2
		$1,702.7	$1,137.9	$753.7	$395.9	$119.8	$39.6	$4,149.6
Owner/Operator:
Performing		$199.2	$216.8	$124.7	$56.5	$17.9	$2.7	$617.8
Watch		.5	.4	.1				1.0
At-risk		.4	.3	.1	.2	.1		1.1
		$200.1	$217.5	$124.9	$56.7	$18.0	$2.7	$619.9
Total Customer Retail		$1,902.8	$1,355.4	$878.6	$452.6	$137.8	$42.3	$4,769.5
Total	$1,299.4	$2,449.0	$1,670.9	$1,061.3	$667.5	$235.3	$147.3	$7,530.7

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

	Dealer		Customer Retail
				Owner/
At June 30, 2023	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,537.6	$1,744.9	$4,295.2	$558.2	$8,135.9
31 – 60 days past due			2.4	2.6	5.0
Greater than 60 days past due			5.9	1.3	7.2
	$1,537.6	$1,744.9	$4,303.5	$562.1	$8,148.1

	Dealer		Customer Retail
				Owner/
At December 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,093.2	$1,668.0	$4,143.7	$618.3	$7,523.2
31 – 60 days past due			1.1	1.4	2.5
Greater than 60 days past due			4.8	.2	5.0
	$1,093.2	$1,668.0	$4,149.6	$619.9	$7,530.7

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	Dealer		Customer Retail
				Owner/
At June 30, 2023	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$4.6	$2.1	$6.7
Amortized cost basis with no specific reserve			6.1	1.3	7.4
			$10.7	$3.4	$14.1

	Dealer		Customer Retail
				Owner/
At December 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$2.0	$1.1	$3.1
Amortized cost basis with no specific reserve			6.1		6.1
			$8.1	$1.1	$9.2

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Fleet	$.1	$.2	$.2	$.4
Owner/Operator			.1
	$.1	$.2	$.3	$.4

Customers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 on January 1, 2023. The amortized cost basis of finance receivables that were modified with customers experiencing financial difficulty was $.8. These modifications provided only insignificant term extensions. All of the finance receivables modified with customers experiencing financial difficulty are current.

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

The balance of TDRs was $13.3 and $17.2 at December 31, 2022 and June 30, 2022, respectively. There were no finance receivables modified as TDRs during the six months ended June 30, 2022.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $7.8 at June 30, 2023 and $2.3 at December 31, 2022.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Proceeds from sales of repossessed assets were $5.1 and $4.9 for the six months ended June 30, 2023 and 2022, respectively. These amounts are included in Proceeds from disposals of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2023 and full year 2022 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at June 30, 2023 and December 31, 2022, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	June 30	December 31
	2023	2022
Due from PACCAR and affiliates
Loans due from PACCAR	$1,029.0	$1,261.0
Loans due from foreign finance affiliates	687.0	627.0
Tax-related receivable due from PACCAR		4.4
Receivables	16.0	12.9
	$1,732.0	$1,905.3

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$2.6
Payables	41.6	$21.8
	$44.2	$21.8

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net income	$38.3	$45.6	$79.4	$102.4
Other comprehensive income (loss)
Derivative contracts increase (decrease)	6.7	2.2	(1.5)	21.7
Total comprehensive income	$45.0	$47.8	$77.9	$124.1

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (AOCI) of $16.9 and $18.4 at June 30, 2023 and December 31, 2022, respectively, is comprised of the unrealized net gain (loss) on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Balance at beginning of period	$10.2	$17.6	$18.4	$(1.9)
Amounts recorded in AOCI
Unrealized gain (loss) on derivative contracts	10.9	(13.6)	2.3	1.2
Income tax effect	(2.7)	3.4	(.6)	(.3)
Amounts reclassified out of AOCI
Interest and other borrowing costs	(2.0)	16.5	(4.3)	27.6
Income tax effect	.5	(4.1)	1.1	(6.8)

Net other comprehensive income (loss)	6.7	2.2	(1.5)	21.7

Balance at end of period	$16.9	$19.8	$16.9	$19.8

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	June 30	December 31
Level 2	2023	2022
Assets:
Used trucks held for sale	$9.5	$.2
Derivative contracts	8.3	4.0

Liabilities:
Derivative contracts	$5.5	$19.7

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements:

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at June 30, 2023 and 2022 were $.9 and nil during the first six months of 2023 and 2022, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$941.0	$898.9	$1,101.0	$1,048.2
Due from foreign finance affiliates	569.0	532.5	554.0	516.6
Fixed rate loans	4,880.2	4,704.1	4,779.4	4,566.4

Liabilities:
Fixed rate debt	$5,629.7	$5,393.4	$5,826.1	$5,559.0

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $8.3 at June 30, 2023.

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

At June 30, 2023, the notional amount of these contracts totaled $573.2 with amounts expiring over the next 9.5 years. Notional maturities for all interest-rate contracts are nil for the remainder of 2023 and for 2024, $80.0 for 2025, $281.6 for 2026, $86.1 for 2027 and $125.5 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	June 30, 2023		December 31, 2022
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$8.3		$4.0
Accounts payable, accrued expenses and other		$5.5		$19.7
Gross amounts recognized in Balance Sheets	8.3	5.5	4.0	19.7

Less amounts not offset in financial instruments	(2.4)	(2.4)	(1.1)	(1.1)
Pro forma net amount	$5.9	$3.1	$2.9	$18.6

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.5 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of loss recorded in AOCI at June 30, 2023 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $.5, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30	December 31
	2023	2022
Medium-term notes:
Carrying amount of the hedged liabilities	$74.3	$215.8
Cumulative basis adjustment included in the carrying amount	(5.7)	(19.2)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(14.1) and $(4.8) as of June 30, 2023 and December 31, 2022, respectively.

The following table presents the amount of expense (income) on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Loss (gain) on fair value hedges
Derivatives	$.4	$(2.3)	$(13.5)	$10.1
Hedged items	1.6	2.4	16.7	(10.1)
(Gain) loss on cash flow hedges
Reclassified from AOCI into income	(2.0)	16.5	(4.3)	27.6
		$16.6	$(1.1)	$27.6

NOTE G – Income Taxes

The Company’s effective income tax rate for the second quarter and first half of 2023 was 24.9% and 25.0%, respectively, compared to 24.6% and 24.5% for the same periods of 2022, reflecting higher state tax expense in 2023 compared to 2022.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended			Six Months Ended
	June 30			June 30
	2023	2022	% Change	2023	2022	% Change
New business volume by product:
Retail loans and finance leases	$825.7	$591.1	40	$1,344.1	$1,192.4	13
Equipment on operating leases	23.4	126.4	(81)	45.6	178.8	(74)
Dealer master notes	79.8	30.3	163	116.0	145.1	(20)
	$928.9	$747.8	24	$1,505.7	$1,516.3	(1)
New loan and lease unit volume:
Retail loans and finance leases	6,000	4,400	36	9,600	8,900	8
Equipment on operating leases	300	1,100	(73)	500	1,700	(71)
	6,300	5,500	15	10,100	10,600	(5)
Average earning assets by product:
Retail loans and finance leases	$6,132.7	$5,751.7	7	$6,077.4	$5,709.8	6
Dealer wholesale financing	1,427.8	910.0	57	1,285.6	825.7	56
Dealer master notes	337.5	400.5	(16)	335.4	375.5	(11)
Average finance receivables	7,898.0	7,062.2	12	7,698.4	6,911.0	11
Equipment on operating leases	842.6	1,011.1	(17)	871.9	1,025.6	(15)
	$8,740.6	$8,073.3	8	$8,570.3	$7,936.6	8
Revenue by product:
Retail loans and finance leases	$90.7	$67.1	35	$175.3	$131.8	33
Equipment on operating leases	62.0	77.0	(19)	131.9	156.9	(16)
Dealer wholesale financing	17.4	5.1	241	29.8	8.4	255
Dealer master notes	4.0	2.6	54	7.6	4.4	73
Used truck sales and other revenues	4.7	3.9	21	11.7	11.4	3
	178.8	155.7	15	356.3	312.9	14
Income before income taxes	$51.0	$60.5	(16)	$105.8	$135.7	(22)

New Business Volume

New business volume in the second quarter of 2023 increased to $928.9 from $747.8 in the second quarter of 2022, primarily due to higher retail sales of PACCAR trucks and a higher amount financed per truck, partially offset by lower finance market share in 2023. New business volume in the first half of 2023 was $1,505.7, comparable to $1,516.3 in the same period of 2022. The increase in retail loans and finance leases new business volume and decrease in equipment on operating leases new business volume reflected higher retail financing and lower fleet business in 2023. Dealer master notes new business volume increased to $79.8 in the second quarter of 2023 from $30.3 in the second quarter of 2022 due to increased finance volume from dealers. Dealer master notes new business volume decreased to $116.0 in the first half of 2023 from $145.1 in the same period of 2022, reflecting timing of the dealer financing.

Market share on new PACCAR truck sales was 20.3% and 18.5% in the second quarter and first half of 2023, respectively, compared to 21.4% and 23.4% in the second quarter and first half of 2022, respectively, due to increased interest rate competition.

Revenues

The Company’s revenues increased to $178.8 and $356.3 in the second quarter and first half of 2023, respectively, from $155.7 and $312.9 in the second quarter and first half of 2022, respectively, primarily driven by higher portfolio yields and higher average retail loan and finance leases and wholesale portfolio balances, partially offset by lower average operating lease portfolio.

Income Before Income Taxes

The Company’s income before income taxes was $51.0 for the second quarter of 2023 compared to $60.5 for the second quarter of 2022. The decrease in income before income taxes in 2023 was primarily the result of lower operating lease margin of $9.2 and lower results from used trucks and other of $1.4, partially offset by higher finance margin of $2.6.

PACCAR FINANCIAL CORP.

The Company’s income before income taxes was $105.8 for the first half of 2023 compared to $135.7 for the first half of 2022. The decrease in income before income taxes in 2023 was primarily the result of lower operating lease margin of $30.5 and a higher provision for losses of $3.8, partially offset by higher finance margin of $8.2.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $125.7 at June 30, 2023 and $63.3 at December 31, 2022. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the second quarter, the Company recognized gains of $6.1 on used trucks, excluding repossessions, in 2023 compared to gains of $15.0 in 2022. Used truck losses, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either 2023 or 2022.

In the first half, the Company recognized gains of $14.9 on used trucks, excluding repossessions, in 2023 compared to gains of $32.4 in 2022. Used truck losses, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either 2023 or 2022.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the three months ended June 30, 2023 and 2022 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended June 30, 2022	$74.8	$29.4	$45.4
Increase (decrease)
Average finance receivables	10.5		10.5
Average receivables from PACCAR and affiliates	2.5		2.5
Average debt balances		7.5	(7.5)
Yields	24.3		24.3
Borrowing rates		27.2	(27.2)

Total increase	37.3	34.7	2.6

Three Months Ended June 30, 2023	$112.1	$64.1	$48.0

•
Average finance receivables increased $835.8 in the second quarter of 2023, primarily due to higher dealer wholesale financing and a larger retail loan and finance lease portfolio, which increased interest and fee income by $10.5.
•
Average receivables from PACCAR and affiliates increased $321.2 in the second quarter of 2023 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $2.5.
•
Average debt balances increased $924.2 in the second quarter of 2023, reflecting higher funding requirements for the portfolio and affiliated companies, increasing interest and other borrowing costs by $7.5. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.
•
Yields increased $24.3 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 5.0% and 3.9% in the second quarter of 2023 and 2022, respectively. Yields on receivables from PACCAR and affiliates were 3.0% in the second quarter of 2023 compared to 1.5% in the second quarter of 2022.
•
Average borrowing rates in the second quarter of 2023 were 3.3% compared to 1.7% in the second quarter of 2022 due to higher debt market interest rates, resulting in an increase of $27.2 in interest and other borrowing costs.

PACCAR FINANCIAL CORP.

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the six months ended June 30, 2023 and 2022 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Six Months Ended June 30, 2022	$144.6	$57.3	$87.3
Increase (decrease)
Average finance receivables	19.0		19.0
Average receivables from PACCAR and affiliates	5.9		5.9
Average debt balances		13.8	(13.8)
Yields	43.2		43.2
Borrowing rates		46.1	(46.1)

Total increase	68.1	59.9	8.2

Six Months Ended June 30, 2023	$212.7	$117.2	$95.5

•
Average finance receivables increased $787.4 in the first half of 2023, primarily due to higher dealer wholesale financing and a larger retail loan and finance lease portfolio, which increased interest and fee income by $19.0.
•
Average receivables from PACCAR and affiliates increased $412.3 in the first half of 2023 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $5.9.
•
Average debt balances increased $913.7 in the first half of 2023, reflecting higher funding requirements for the portfolio and affiliated companies, increasing interest and other borrowing costs by $13.8. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.
•
Yields increased $43.2 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 4.9% and 3.9% in the first half of 2023 and 2022, respectively. Yields on receivables from PACCAR and affiliates were 2.9% in the first half of 2023 compared to 1.5% in the first half of 2022.
•
Average borrowing rates in the first half of 2023 were 3.0% compared to 1.7% in the first half of 2022 due to higher debt market interest rates, resulting in an increase of $46.1 in interest and other borrowing costs.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the three months ended June 30, 2023 and 2022 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended June 30, 2022	$77.0	$49.3	$27.7
(Decrease) increase
Results on returned lease assets		9.6	(9.6)
Average operating lease assets	(21.7)	(17.2)	(4.5)
Revenue and cost per asset	6.7	1.8	4.9

Total decrease	(15.0)	(5.8)	(9.2)

Three Months Ended June 30, 2023	$62.0	$43.5	$18.5

•
Results on returned lease assets increased depreciation and other rental expenses by $9.6, primarily due to lower gains on sales of returned lease units in 2023 as compared to 2022.
•
Average operating lease assets decreased in 2023 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•
Revenue per asset increased by $6.7 primarily due to higher lease rates, reflecting higher average truck value financed and higher market rates. Cost per asset increased by $1.8 primarily due to higher depreciation.

PACCAR FINANCIAL CORP.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the six months ended June 30, 2023 and 2022 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Six Months Ended June 30, 2022	$156.9	$86.2	$70.7
(Decrease) increase
Results on returned lease assets		29.2	(29.2)
Average operating lease assets	(37.7)	(30.5)	(7.2)
Revenue and cost per asset	12.7	6.8	5.9

Total (decrease) increase	(25.0)	5.5	(30.5)

Six Months Ended June 30, 2023	$131.9	$91.7	$40.2

•
Results on returned lease assets increased depreciation and other rental expenses by $29.2, primarily due to lower gains on sales of returned lease units in 2023 as compared to 2022.
•
Average operating lease assets decreased in 2023 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•
Revenue per asset increased by $12.7 primarily due to higher lease rates, reflecting higher average truck value financed and higher market rates. Cost per asset increased by $6.8 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the second quarter and first half of 2023 compared to the second quarter and first half of 2022:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Used truck sales	$1.9	$1.5	$6.1	$6.6
Insurance, franchise and other revenues	2.8	2.4	5.6	4.8
Used truck sales and other revenues	4.7	3.9	11.7	11.4

Cost of used truck sales	2.2	1.0	6.6	5.1
Insurance, franchise and other expenses	1.2	.2	2.0	.9
Cost of used truck sales and other expenses	3.4	1.2	8.6	6.0

Results from used trucks and other	$1.3	$2.7	$3.1	$5.4

Results from used trucks and other in the second quarter and first half of 2023 decreased by $1.4 and $2.3 from the second quarter and first half of 2022, respectively, primarily due to lower results from the sale of used trucks received on trade driven by lower used truck market prices.

SG&A

The Company’s selling, general and administrative expenses (SG&A) increased in the second quarter to $16.0 in 2023 from $15.2 in 2022, and increased for the first half to $31.6 in 2023 from $30.1 in 2022. The increase in both periods was primarily due to higher personnel and related expenses. As an annualized percentage of average earning assets, the Company’s SG&A was .7% for the second quarter and the first half of 2023 compared to .8% for the same periods in 2022.

PACCAR FINANCIAL CORP.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Six Months Ended	Year Ended	Six Months Ended
	June 30	December 31	June 30
	2023	2022	2022
Balance at beginning of period	$61.7	$65.7	$65.7
Provision (benefit) for losses	1.4	(4.7)	(2.4)
Charge-offs	(2.6)	(1.7)	(.6)
Recoveries	.8	2.4	1.1
Balance at end of period	$61.3	$61.7	$63.8

Ratios:
Charge-offs, net of recoveries ($1.8 in 2023) to
average total portfolio ($7,698.4 in 2023)
annualized at June 30, 2023	.05%	(.01)%	(.01)%

Allowance for credit losses ($61.3 in 2023) to period-end
total portfolio ($8,195.2 in 2023)	.75%	.81%	.89%

Period-end retail loan and lease receivables past
due over 30 days ($12.2 in 2023) to period-end
retail loan and lease receivables ($6,264.9 in 2023)	.19%	.12%	.02%

The provision (benefit) for losses on receivables was $1.4 for the first half of 2023 compared to $(2.4) for the first half of 2022, primarily due to portfolio growth.

Charge-offs, net of recoveries, were a net charge-off of $1.8 in the first half of 2023 compared to a net recovery of $.5 in the first half of 2022, primarily due to a charge-off of one fleet customer.

Retail loan and lease receivables past due over 30 days at June 30, 2023 was .19%, compared to .12% at December 31, 2022 and .02% at June 30, 2022. The increase from June 30, 2023 was primarily due to one fleet customer becoming past due in 2023. The Company continues to focus on maintaining low past due balances.

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

PACCAR FINANCIAL CORP.

The post-modification balances of accounts modified during the six months ended June 30, 2023 and 2022 are summarized below:

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
	Amortized	% of Total	Amortized	% of Total
	Cost Basis	Portfolio*	Cost Basis	Portfolio*
Commercial	$68.1	1.7%	$91.9	2.6%
Insignificant Delay	35.5	.9%	28.3	.8%
Credit	.8		.3
	$104.4	2.6%	$120.5	3.4%

* Amortized cost basis immediately after modification as a percentage of period-end portfolio, on an annualized basis.

Modification activity decreased to $104.4 in the first half of 2023 from $120.5 in the first half of 2022. The decrease in Commercial modifications primarily reflects lower volumes of end-of-term refinancing. The increase in Insignificant Delay modifications reflects an increase in customers requesting payment relief for up to three months. There was $.8 of Credit modifications in the first half of 2023 compared to $.3 in the first half of 2022.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.6 of accounts during the second quarter of 2023, $.2 of accounts during the fourth quarter of 2022 and nil accounts in the second quarter of 2022 that were 30+ days past due and became current at the time of modification. Had the accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30	December 31	June 30
	2023	2022	2022
Pro forma percentage of retail loan and lease accounts 30+ days past due	.20%	.13%	.02%

Modifications of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2023, December 31, 2022 and June 30, 2022. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2023, December 31, 2022 and June 30, 2022.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30		December 31		June 30
	2023		2022		2022
Retail loans	$4,709.0	57%	$4,627.0	61%	$4,386.4	61%
Retail leases	1,555.9	19%	1,433.5	19%	1,357.8	19%
Dealer wholesale financing	1,537.6	19%	1,093.2	14%	984.4	14%
Dealer master notes	345.6	4%	377.0	5%	393.1	5%
Operating lease receivables and other	47.1	1%	49.4	1%	51.8	1%

Total portfolio	$8,195.2	100%	$7,580.1	100%	$7,173.5	100%

Retail loans increased to $4,709.0 at June 30, 2023 from $4,627.0 at December 31, 2022, reflecting new business volume exceeding collections.

Retail leases increased to $1,555.9 at June 30, 2023 from $1,433.5 at December 31, 2022, reflecting new business volume exceeding collections.

Dealer wholesale financing balances increased to $1,537.6 at June 30, 2023 from $1,093.2 at December 31, 2022 due to higher dealer new truck inventory and a higher average amount financed.

Dealer master notes were $345.6 at June 30, 2023 compared to $377.0 at December 31, 2022. Dealers may pay the loans early or make additional draws up to specified balances of the contracts and/or vehicles pledged to the Company. As of June 30, 2023, the

PACCAR FINANCIAL CORP.

underlying pledged contracts and/or vehicles were $517.1, of which the dealers have $166.9 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the second quarter and first half of 2023 was 24.9% and 25.0%, respectively, compared to 24.6% and 24.5% for the same periods of 2022, reflecting higher state tax expense in 2023 compared to 2022.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company's deferred income tax provision for the first half of 2023 was $9.7 compared to deferred income tax benefit of $5.2 for the first half of 2022. The Company's net deferred tax liability increased to $476.8 at June 30, 2023 from $467.5 at December 31, 2022, primarily due to accelerated tax depreciation from an increase in finance leases. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2023.

Company Outlook

Truck Industry Class 8 retail sales in the U.S. in 2023 are expected to be 260,000-290,000 units compared to 254,200 in 2022. Average earning assets in 2023 are expected to increase 5-8% compared to 2022. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at June 30, 2023 are as follows:

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

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at June 30, 2023. Of this amount, $1,000.0 expires in June 2024, $1,000.0 expires in June 2026 and $1,000.0 expires in June 2028. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,268.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $732.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are maintained primarily to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the six months ended June 30, 2023.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of June 30, 2023 were $2,296.4 and $5,650.0, respectively.

The Company believes its current investment grade credit ratings of A+/A1, committed bank facilities, collections on existing loans and leases and its ability to borrow from PACCAR, if necessary, will continue to provide it with sufficient resources and access to

PACCAR FINANCIAL CORP.

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

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

PACCAR FINANCIAL CORP.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company does not consider such matters to be material with respect to the business or financial condition of the Company as a whole.

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2022 Annual Report. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2023, except that the risk factor under the heading “Litigation and Regulatory Actions” is revised as follows:

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

For Item 5, there was no reportable information during the six months ended June 30, 2023.

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

PACCAR Financial Corp.
(Registrant)

Date	August 2, 2023	/s/ Craig R. Gryniewicz
Craig R. Gryniewicz
President
(Authorized Officer)

/s/ Shannon L. Farrar
Shannon L. Farrar
Controller
(Chief Accounting Officer)