Form 10-Q
period 2023-09-30
PACCAR FINANCIAL CORP
filed 2023-11-02
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Common Stock, $100 par value—145,000 shares as of October 31, 2023

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP.

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of Dollars)	2023	2022	2023	2022
Interest and fee income	$125.5	$80.9	$338.2	$225.5
Operating lease and rental revenues	54.9	75.7	186.8	232.6
Used truck sales and other revenues	3.8	3.8	15.5	15.2

TOTAL INTEREST AND OTHER REVENUES	184.2	160.4	540.5	473.3

Interest and other borrowing costs	74.9	35.2	192.1	92.5
Depreciation and other rental expenses	47.1	51.3	138.8	137.5
Cost of used truck sales and other expenses	2.6	1.7	11.2	7.7
Selling, general and administrative expenses	16.3	15.5	47.9	45.6
Provision for losses on receivables	.8	(1.2)	2.2	(3.6)
		.
TOTAL EXPENSES	141.7	102.5	392.2	279.7

INCOME BEFORE INCOME TAXES	42.5	57.9	148.3	193.6

Income taxes	10.3	14.4	36.7	47.7

NET INCOME	$32.2	$43.5	$111.6	$145.9
COMPREHENSIVE INCOME	$34.3	$44.7	$112.2	$168.8
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,643.0	$1,719.2	$1,813.6	$1,716.8
RETAINED EARNINGS AT END OF PERIOD	$1,675.2	$1,762.7	$1,675.2	$1,762.7

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

BALANCE SHEETS
	September 30	December 31
	2023	2022*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$42.6	$48.8
Finance and other receivables, net of allowance for losses (2023 - $61.0 and 2022 - $61.7)	8,645.1	7,518.4
Due from PACCAR and affiliates	1,634.3	1,905.3
Equipment on operating leases, net of accumulated depreciation (2023 - $441.9 and 2022 - $625.9)	591.8	854.0
Other assets	382.8	223.9

TOTAL ASSETS	$11,296.6	$10,550.4

LIABILITIES
Accounts payable, accrued expenses and other	$702.5	$528.3
Due to PACCAR and affiliates	61.1	21.8
Commercial paper	2,664.6	1,657.7
Medium-term notes	5,469.4	5,814.5
Deferred taxes and other liabilities	489.1	486.0

TOTAL LIABILITIES	9,386.7	8,508.3

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	170.2	164.6
Retained earnings	1,675.2	1,813.6
Accumulated other comprehensive income	19.0	18.4

TOTAL STOCKHOLDER'S EQUITY	1,909.9	2,042.1

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$11,296.6	$10,550.4

* The December 31, 2022 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 30
(Millions of Dollars)	2023	2022
OPERATING ACTIVITIES
Net income	$111.6	$145.9
Items included in net income not affecting cash:
Depreciation and amortization	134.0	128.5
Provision for losses on receivables	2.2	(3.6)
Deferred taxes	13.4	(.1)
Administrative fees for services from PACCAR	5.6	7.3
Change in tax-related balances with PACCAR	8.0	34.3
Increase in payables and other	148.9	157.0

NET CASH PROVIDED BY OPERATING ACTIVITIES	423.7	469.3

INVESTING ACTIVITIES
Finance and other receivables originated	(2,357.5)	(1,976.0)
Collections on finance and other receivables	1,838.9	1,790.9
Net increase in wholesale receivables	(623.1)	(248.7)
Loans to PACCAR and affiliates	(310.0)	(477.0)
Collections on loans from PACCAR and affiliates	545.0	350.0
Net decrease (increase) in other receivables to PACCAR and affiliates	33.5	(53.0)
Acquisitions of equipment for operating leases	(47.5)	(180.8)
Proceeds from disposals of equipment	129.2	156.0
Other, net	(44.2)	(96.6)

NET CASH USED IN INVESTING ACTIVITIES	(835.7)	(735.2)

FINANCING ACTIVITIES
Net increase in short-term commercial paper	1,011.7	198.4
Proceeds from medium-term notes and other commercial paper	1,394.1	1,793.3
Payments of medium-term notes and other commercial paper	(1,750.0)	(1,600.0)
Dividends paid	(250.0)	(100.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	405.8	291.7

NET (DECREASE) INCREASE IN CASH	(6.2)	25.8

CASH AT BEGINNING OF PERIOD	48.8	22.1

CASH AT END OF PERIOD	$42.6	$47.9

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of Dollars)	2023	2022	2023	2022
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0	$31.0	$31.0
Balance at end of period	31.0	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5	14.5	14.5
Balance at end of period	14.5	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	169.4	162.2	164.6	156.0
Investments from PACCAR	.8	1.1	5.6	7.3
Balance at end of period	170.2	163.3	170.2	163.3

RETAINED EARNINGS

Balance at beginning of period	1,643.0	1,719.2	1,813.6	1,716.8
Net income	32.2	43.5	111.6	145.9
Dividends paid			(250.0)	(100.0)
Balance at end of period	1,675.2	1,762.7	1,675.2	1,762.7

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of period	16.9	19.8	18.4	(1.9)
Net unrealized gain	2.1	1.2	.6	22.9
Balance at end of period	19.0	21.0	19.0	21.0

TOTAL STOCKHOLDER'S EQUITY	$1,909.9	$1,992.5	$1,909.9	$1,992.5

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncement:

The Company adopted the following standard on January 1, 2023, which had no material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2022-02	Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	September 30	December 31
	2023	2022
Retail loans	$4,915.6	$4,627.0
Retail financing leases	1,625.1	1,433.5
Dealer wholesale financing	1,716.3	1,093.2
Dealer master notes	394.9	377.0
Operating lease receivables and other	54.2	49.4
	8,706.1	7,580.1

Less allowance for credit losses:
Loans and leases	(59.0)	(59.7)
Dealer wholesale financing	(.9)	(1.0)
Operating lease receivables and other	(1.1)	(1.0)
	$8,645.1	$7,518.4

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $25.2 and $19.3 as of September 30, 2023 and December 31, 2022, respectively.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Interest income recognized on finance leases was $20.4 and $55.8 for the three and nine months ended September 30, 2023, respectively, compared to $14.6 and $43.5 for the same periods in 2022. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2023 or December 31, 2022. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, commercial and other modifications extended contractual terms by approximately two months in 2023 and three months in 2022, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2023 and December 31, 2022.

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

The allowance for credit losses is summarized as follows:

	2023
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$1.8	$57.9	$1.0	$61.7
Provision for losses	(.1)	(.6)	2.9		2.2
Charge-offs			(3.8)		(3.8)
Recoveries			.8	.1	.9

Balance at September 30	$.9	$1.2	$57.8	$1.1	$61.0

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

	2022
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$6.5	$57.1	$1.1	$65.7
Provision for losses	.1	(3.0)	(.7)		(3.6)
Charge-offs			(1.1)	(.1)	(1.2)
Recoveries			2.0		2.0

Balance at September 30	$1.1	$3.5	$57.3	$1.0	$62.9

* Operating lease and other trade receivables.

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of September 30, 2023 or December 31, 2022. The Company retains as collateral a security interest in the related equipment.

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

At September 30, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$1,715.2							$1,715.2
Watch	1.1							1.1
	$1,716.3							$1,716.3
Retail:
Performing	$164.3	$485.6	$488.3	$289.8	$147.0	$165.0	$129.5	$1,869.5
	$164.3	$485.6	$488.3	$289.8	$147.0	$165.0	$129.5	$1,869.5
Total Dealer	$1,880.6	$485.6	$488.3	$289.8	$147.0	$165.0	$129.5	$3,585.8

Customer Retail:
Fleet:
Performing		$1,537.0	$1,361.9	$818.3	$522.4	$199.8	$56.1	$4,495.5
Watch		.1	2.4	1.3	.2	.3	.9	5.2
At-risk		1.0	3.3	4.0	2.0	11.0	.2	21.5
		$1,538.1	$1,367.6	$823.6	$524.6	$211.1	$57.2	$4,522.2
Owner/Operator:
Performing		$116.2	$155.0	$149.7	$79.7	$31.4	$6.6	$538.6
Watch		.1	.5	.7	.3		.1	1.7
At-risk			.9	1.7	.5	.5		3.6
		$116.3	$156.4	$152.1	$80.5	$31.9	$6.7	$543.9
Total Customer Retail		$1,654.4	$1,524.0	$975.7	$605.1	$243.0	$63.9	$5,066.1
Total	$1,880.6	$2,140.0	$2,012.3	$1,265.5	$752.1	$408.0	$193.4	$8,651.9

At September 30, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Gross Charge-Offs:
Customer Retail:
Fleet			$1.6	$.4	$.1	$.1		$2.2
Owner/Operator		$.1	.6	.5	.2		$.2	1.6
Total		$.1	$2.2	$.9	$.3	$.1	$.2	$3.8

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At December 31, 2022	Revolving Loans	2022	2021	2020	2019	2018	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$1,087.0							$1,087.0
Watch	6.2							6.2
	$1,093.2							$1,093.2
Retail:
Performing	$206.2	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$1,668.0
	$206.2	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$1,668.0
Total Dealer	$1,299.4	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$2,761.2

Customer Retail:
Fleet:
Performing		$1,698.2	$1,130.2	$751.7	$382.6	$113.7	$38.6	$4,115.0
Watch		2.9	1.7	.3	2.9	2.0	.6	10.4
At-risk		1.6	6.0	1.7	10.4	4.1	.4	24.2
		$1,702.7	$1,137.9	$753.7	$395.9	$119.8	$39.6	$4,149.6
Owner/Operator:
Performing		$199.2	$216.8	$124.7	$56.5	$17.9	$2.7	$617.8
Watch		.5	.4	.1				1.0
At-risk		.4	.3	.1	.2	.1		1.1
		$200.1	$217.5	$124.9	$56.7	$18.0	$2.7	$619.9
Total Customer Retail		$1,902.8	$1,355.4	$878.6	$452.6	$137.8	$42.3	$4,769.5
Total	$1,299.4	$2,449.0	$1,670.9	$1,061.3	$667.5	$235.3	$147.3	$7,530.7

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

	Dealer		Customer Retail
				Owner/
At September 30, 2023	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,716.3	$1,869.5	$4,500.1	$539.4	$8,625.3
31 – 60 days past due			13.4	2.8	16.2
Greater than 60 days past due			8.7	1.7	10.4
	$1,716.3	$1,869.5	$4,522.2	$543.9	$8,651.9

	Dealer		Customer Retail
				Owner/
At December 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,093.2	$1,668.0	$4,143.7	$618.3	$7,523.2
31 – 60 days past due			1.1	1.4	2.5
Greater than 60 days past due			4.8	.2	5.0
	$1,093.2	$1,668.0	$4,149.6	$619.9	$7,530.7

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	Dealer		Customer Retail
				Owner/
At September 30, 2023	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$4.7	$3.1	$7.8
Amortized cost basis with no specific reserve			16.8	.5	17.3
			$21.5	$3.6	$25.1

	Dealer		Customer Retail
				Owner/
At December 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$2.0	$1.1	$3.1
Amortized cost basis with no specific reserve			6.1		6.1
			$8.1	$1.1	$9.2

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Fleet	$.1	$.1	$.3	$.5
Owner/Operator			.1
	$.1	$.1	$.4	$.5

Customers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 on January 1, 2023. The amortized cost basis of finance receivables that were modified with customers experiencing financial difficulty was $1.2. These modifications provided only insignificant term extensions. All of the finance receivables modified with customers experiencing financial difficulty are current.

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

The balance of TDRs was $13.3 and $15.4 at December 31, 2022 and September 30, 2022, respectively. There were no finance receivables modified as TDRs during the nine months ended September 30, 2022.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $7.6 at September 30, 2023 and $2.3 at December 31, 2022.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Proceeds from sales of repossessed assets were $9.1 and $5.6 for the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in Proceeds from disposals of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2023 and full year 2022 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at September 30, 2023 and December 31, 2022, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	September 30	December 31
	2023	2022
Due from PACCAR and affiliates
Loans due from PACCAR	$972.5	$1,261.0
Loans due from foreign finance affiliates	647.0	627.0
Tax-related receivable due from PACCAR		4.4
Receivables	14.8	12.9
	$1,634.3	$1,905.3

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$3.6
Payables	57.5	$21.8
	$61.1	$21.8

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Net income	$32.2	$43.5	$111.6	$145.9
Other comprehensive income
Derivative contracts increase	2.1	1.2	.6	22.9
Total comprehensive income	$34.3	$44.7	$112.2	$168.8

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (AOCI) of $19.0 and $18.4 at September 30, 2023 and December 31, 2022, respectively, is comprised of the unrealized net gain on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Balance at beginning of period	$16.9	$19.8	$18.4	$(1.9)
Amounts recorded in AOCI
Unrealized (loss) gain on derivative contracts	(.8)	.6	1.5	1.8
Income tax effect	.2	(.1)	(.4)	(.4)
Amounts reclassified out of AOCI
Interest and other borrowing costs	3.6	1.0	(.7)	28.6
Income tax effect	(.9)	(.3)	.2	(7.1)

Net other comprehensive income	2.1	1.2	.6	22.9

Balance at end of period	$19.0	$21.0	$19.0	$21.0

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	September 30	December 31
Level 2	2023	2022
Assets:
Used trucks held for sale	$14.5	$.2
Derivative contracts	6.8	4.0

Liabilities:
Derivative contracts	$5.3	$19.7

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements:

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at September 30, 2023 and 2022 were $4.7 and nil during the first nine months of 2023 and 2022, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$886.0	$852.5	$1,101.0	$1,048.2
Due from foreign finance affiliates	534.0	503.7	554.0	516.6
Fixed rate loans	5,149.5	4,998.8	4,779.4	4,566.4

Liabilities:
Fixed rate debt	$5,481.7	$5,287.3	$5,826.1	$5,559.0

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $6.8 at September 30, 2023.

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

At September 30, 2023, the notional amount of these contracts totaled $388.6 with amounts expiring over the next 9.2 years. Notional maturities for all interest-rate contracts are nil for the remainder of 2023 and for 2024, $80.0 for 2025, $177.0 for 2026, $86.1 for 2027 and $45.5 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	September 30, 2023		December 31, 2022
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$6.8		$4.0
Accounts payable, accrued expenses and other		$5.3		$19.7
Gross amounts recognized in Balance Sheets	6.8	5.3	4.0	19.7

Less amounts not offset in financial instruments	(.7)	(.7)	(1.1)	(1.1)
Pro forma net amount	$6.1	$4.6	$2.9	$18.6

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.2 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at September 30, 2023 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $7.9, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30	December 31
	2023	2022
Medium-term notes:
Carrying amount of the hedged liabilities	$75.0	$215.8
Cumulative basis adjustment included in the carrying amount	(5.0)	(19.2)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(12.2) and $(4.8) as of September 30, 2023 and December 31, 2022, respectively.

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
(Gain) loss on fair value hedges
Derivatives	$(.6)	$(.2)	$(14.2)	$9.9
Hedged items	2.6	.6	19.3	(9.5)
Loss (gain) on cash flow hedges
Reclassified from AOCI into income	3.6	1.0	(.7)	28.6
	$5.6	$1.4	$4.4	$29.0

NOTE G – Income Taxes

The Company’s effective income tax rate for the third quarter and first nine months of 2023 was 24.2% and 24.7%, respectively, compared to 24.9% and 24.6% for the same periods of 2022, reflecting changes in the state tax expense during the three and nine months periods ended September 30, 2023 and 2022.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

PACCAR FINANCIAL CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2023	2022	% Change	2023	2022	% Change
New business volume by product:
Retail loans and finance leases	$788.5	$578.3	36	$2,132.6	$1,770.7	20
Equipment on operating leases	22.0	75.2	(71)	67.6	254.0	(73)
Dealer master notes	104.0	30.2	244	220.0	175.3	25
	$914.5	$683.7	34	$2,420.2	$2,200.0	10
New loan and lease unit volume:
Retail loans and finance leases	5,400	4,200	29	15,000	13,100	15
Equipment on operating leases	200	700	(71)	700	2,400	(71)
	5,600	4,900	14	15,700	15,500	1
Average earning assets by product:
Retail loans and finance leases	$6,412.7	$5,741.7	12	$6,190.4	$5,720.5	8
Dealer wholesale financing	1,648.4	992.0	66	1,407.5	881.3	60
Dealer master notes	367.8	388.2	(5)	346.3	379.8	(9)
Average finance receivables	8,428.9	7,121.9	18	7,944.2	6,981.6	14
Equipment on operating leases	776.5	1,006.3	(23)	839.7	1,019.1	(18)
	$9,205.4	$8,128.2	13	$8,783.9	$8,000.7	10
Revenue by product:
Retail loans and finance leases	$100.5	$71.1	41	$275.8	$202.9	36
Equipment on operating leases	54.9	75.7	(27)	186.8	232.6	(20)
Dealer wholesale financing	20.3	6.7	203	50.1	15.1	232
Dealer master notes	4.7	3.1	52	12.3	7.5	64
Used truck sales and other revenues	3.8	3.8		15.5	15.2	2
	184.2	160.4	15	540.5	473.3	14
Income before income taxes	$42.5	$57.9	(27)	$148.3	$193.6	(23)

New Business Volume

New business volume in the third quarter of 2023 increased to $914.5 from $683.7 in the third quarter of 2022, primarily due to higher retail sales of PACCAR trucks with a higher amount financed per truck and higher finance market share in 2023. New business volume in the first nine months of 2023 increased to $2,420.2 from $2,200.0 in the same period of 2022, primarily due to higher retail sales of PACCAR trucks with a higher amount financed per truck, partially offset by lower finance market share. The increase in retail loans and finance leases new business volume and decrease in equipment on operating leases new business volume reflected higher retail financing and lower fleet business in 2023. Dealer master notes new business volume increased to $104.0 and $220.0 in the third quarter and first nine months of 2023, respectively, from $30.2 and $175.3 in the third quarter and first nine months of 2022, respectively, due to increased finance volume from dealers.

Finance market share of new PACCAR truck sales was 20.3% in the third quarter of 2023 compared to 19.4% in the third quarter of 2022, primarily due to higher demand for full-service lease and rental products. In the first nine months, finance market share of new PACCAR truck sales was 19.1% in 2023 compared to 22.0% in 2022 reflecting increased interest rate competition, partially offset by higher demand for full-service lease and rental products.

Revenues

The Company’s revenues increased to $184.2 and $540.5 in the third quarter and first nine months of 2023, respectively, from $160.4 and $473.3 in the third quarter and first nine months of 2022, respectively, primarily driven by higher portfolio yields and higher average wholesale and retail loan and finance leases portfolio balances, partially offset by a lower average operating lease portfolio.

PACCAR FINANCIAL CORP.

Income Before Income Taxes

The Company’s income before income taxes was $42.5 for the third quarter of 2023 compared to $57.9 for the third quarter of 2022. The decrease in income before income taxes in 2023 was primarily the result of lower operating lease margin of $16.6, reflecting lower results from returned lease assets, and a higher provision for losses of $2.0, partially offset by higher finance margin of $4.9.

The Company’s income before income taxes was $148.3 for the first nine months of 2023 compared to $193.6 for the first nine months of 2022. The decrease in income before income taxes in 2023 was primarily the result of lower operating lease margin of $47.1, reflecting lower results from returned lease assets, and a higher provision for losses of $5.8, partially offset by higher finance margin of $13.1.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $143.6 at September 30, 2023 and $63.3 at December 31, 2022. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the third quarter, the Company recognized losses on used trucks, excluding repossessions, of $4.3 in 2023 compared to gains of $11.5 in 2022, including losses on multiple unit transactions of $2.7 in 2023 compared to $.1 in 2022. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the third quarter of 2023 or 2022.

In the first nine months, the Company recognized gains on used trucks, excluding repossessions, of $10.6 in 2023 compared to gains of $43.9 in 2022, including losses on multiple unit transactions of $2.9 in 2023 compared to $.1 in 2022. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the first nine months of 2023 or 2022.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the three months ended September 30, 2023 and 2022 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended September 30, 2022	$80.9	$35.2	$45.7
Increase (decrease)
Average finance receivables	16.9		16.9
Average receivables from PACCAR and affiliates	.9		.9
Average debt balances		9.8	(9.8)
Yields	26.8		26.8
Borrowing rates		29.9	(29.9)

Total increase	44.6	39.7	4.9

Three Months Ended September 30, 2023	$125.5	$74.9	$50.6

•
Average finance receivables increased $1,307.0 in the third quarter of 2023, primarily due to higher dealer wholesale financing and a larger retail loan and finance lease portfolio, which increased interest and fee income by $16.9.
•
Average receivables from PACCAR and affiliates increased $60.8 in the third quarter of 2023 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $.9.
•
Average debt balances increased $1,076.8 in the third quarter of 2023, reflecting higher funding requirements for the portfolio and affiliated companies, increasing interest and other borrowing costs by $9.8. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.
•
Yields increased $26.8 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 5.2% and 4.1% in the third quarter of 2023 and 2022, respectively. Yields on receivables from PACCAR and affiliates were 3.6% in the third quarter of 2023 compared to 2.0% in the third quarter of 2022.
•
Average borrowing rates in the third quarter of 2023 were 3.7% compared to 2.0% in the third quarter of 2022 due to higher debt market interest rates, resulting in an increase of $29.9 in interest and other borrowing costs.

PACCAR FINANCIAL CORP.

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the nine months ended September 30, 2023 and 2022 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Nine Months Ended September 30, 2022	$225.5	$92.5	$133.0
Increase (decrease)
Average finance receivables	35.9		35.9
Average receivables from PACCAR and affiliates	6.8		6.8
Average debt balances		23.6	(23.6)
Yields	70.0		70.0
Borrowing rates		76.0	(76.0)

Total increase	112.7	99.6	13.1

Nine Months Ended September 30, 2023	$338.2	$192.1	$146.1

•
Average finance receivables increased $962.6 in the first nine months of 2023, primarily due to higher dealer wholesale financing and a larger retail loan and finance lease portfolio, which increased interest and fee income by $35.9.
•
Average receivables from PACCAR and affiliates increased $295.1 in the first nine months of 2023 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $6.8.
•
Average debt balances increased $968.1 in the first nine months of 2023, reflecting higher funding requirements for the portfolio and affiliated companies, increasing interest and other borrowing costs by $23.6. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.
•
Yields increased $70.0 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 5.0% and 4.0% in the first nine months of 2023 and 2022, respectively. Yields on receivables from PACCAR and affiliates were 3.1% in the first nine months of 2023 compared to 1.7% in the first nine months of 2022.
•
Average borrowing rates in the first nine months of 2023 were 3.3% compared to 1.8% in the first nine months of 2022 due to higher debt market interest rates, resulting in an increase of $76.0 in interest and other borrowing costs.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the three months ended September 30, 2023 and 2022 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended September 30, 2022	$75.7	$51.3	$24.4
(Decrease) increase
Results on returned lease assets		15.6	(15.6)
Average operating lease assets	(27.4)	(21.8)	(5.6)
Revenue and cost per asset	6.6	2.0	4.6

Total decrease	(20.8)	(4.2)	(16.6)

Three Months Ended September 30, 2023	$54.9	$47.1	$7.8

•
Results on returned lease assets increased depreciation and other rental expenses by $15.6, primarily due to lower gains on sales of returned lease units as a result of lower used truck market values.
•
Average operating lease assets decreased in 2023 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•
Revenue per asset increased by $6.6 primarily due to higher lease rates, reflecting higher average truck value financed and higher market rates. Cost per asset increased by $2.0 primarily due to higher depreciation.

PACCAR FINANCIAL CORP.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the nine months ended September 30, 2023 and 2022 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Nine Months Ended September 30, 2022	$232.6	$137.5	$95.1
(Decrease) increase
Results on returned lease assets		44.8	(44.8)
Average operating lease assets	(65.1)	(52.3)	(12.8)
Revenue and cost per asset	19.3	8.8	10.5

Total (decrease) increase	(45.8)	1.3	(47.1)

Nine Months Ended September 30, 2023	$186.8	$138.8	$48.0

•
Results on returned lease assets increased depreciation and other rental expenses by $44.8, primarily due to lower gains on sales of returned lease units as a result of lower used truck market values.
•
Average operating lease assets decreased in 2023 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•
Revenue per asset increased by $19.3 primarily due to higher lease rates, reflecting higher average truck value financed and higher market rates. Cost per asset increased by $8.8 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Used truck sales	$1.1	$.7	$7.2	$7.3
Insurance, franchise and other revenues	2.7	3.1	8.3	7.9
Used truck sales and other revenues	3.8	3.8	15.5	15.2

Cost of used truck sales	1.2	.6	7.8	6.2
Insurance, franchise and other expenses	1.4	1.1	3.4	1.5
Cost of used truck sales and other expenses	2.6	1.7	11.2	7.7

Results from used trucks and other	$1.2	$2.1	$4.3	$7.5

Results from used trucks and other in the third quarter and first nine months of 2023 decreased by $.9 and $3.2 from the third quarter and first nine months of 2022, respectively, primarily due to lower results from the sale of used trucks received on trade driven by lower used truck market prices.

SG&A

The Company’s selling, general and administrative expenses (SG&A) increased in the third quarter to $16.3 in 2023 from $15.5 in 2022, and increased for the first nine months to $47.9 in 2023 from $45.6 in 2022. The increase in both periods was primarily due to higher personnel and related expenses. As an annualized percentage of average earning assets, the Company’s SG&A was .7% for the third quarter and the first nine months of 2023 compared to .8% for the same periods in 2022.

PACCAR FINANCIAL CORP.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30	December 31	September 30
	2023	2022	2022
Balance at beginning of period	$61.7	$65.7	$65.7
Provision (benefit) for losses	2.2	(4.7)	(3.6)
Charge-offs	(3.8)	(1.7)	(1.2)
Recoveries	.9	2.4	2.0
Balance at end of period	$61.0	$61.7	$62.9

Ratios:
Charge-offs, net of recoveries ($2.9 in 2023) to
average total portfolio ($7,944.2 in 2023)
annualized at September 30, 2023	.05%	(.01)%	(.02)%

Allowance for credit losses ($61.0 in 2023) to period-end
total portfolio ($8,706.1 in 2023)	.70%	.81%	.87%

Period-end retail loan and lease receivables past
due over 30 days ($26.6 in 2023) to period-end
retail loan and lease receivables ($6,540.7 in 2023)	.41%	.12%	.11%

The provision (benefit) for losses on receivables was $2.2 for the first nine months of 2023 compared to $(3.6) for the first nine months of 2022, primarily due to portfolio growth, higher charge-offs and lower recoveries in 2023.

Charge-offs, net of recoveries, were a net charge-off of $2.9 in the first nine months of 2023 compared to a net recovery of $.8 in the first nine months of 2022 due to higher credit losses and lower recoveries in 2023.

Retail loan and lease receivables past due over 30 days at September 30, 2023 was .41%, compared to .12% at December 31, 2022 and .11% at September 30, 2022. The increase from September 30, 2022 was primarily due to two fleet customers becoming past due in 2023. The Company continues to focus on maintaining low past due balances.

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

PACCAR FINANCIAL CORP.

The post-modification balances of accounts modified during the nine months ended September 30, 2023 and 2022 are summarized below:

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
	Amortized	% of Total	Amortized	% of Total
	Cost Basis	Portfolio*	Cost Basis	Portfolio*
Commercial	$107.4	1.7%	$134.0	2.5%
Insignificant Delay	58.5	.9%	36.8	.7%
Credit	1.2		.9
	$167.1	2.6%	$171.7	3.2%

* Amortized cost basis immediately after modification as a percentage of period-end portfolio, on an annualized basis.

Modification activity decreased to $167.1 in the first nine months of 2023 from $171.7 in the first nine months of 2022. The decrease in Commercial modifications primarily reflects lower volumes of end-of-term refinancing. The increase in Insignificant Delay modifications reflects an increase in customers requesting payment relief for up to three months. There was $1.2 of Credit modifications in the first nine months of 2023 compared to $.9 in the first nine months of 2022.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.3 of accounts during the third quarter of 2023, $.2 of accounts during the fourth quarter of 2022 and nil accounts in the third quarter of 2022 that were 30+ days past due and became current at the time of modification. Had the accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30	December 31	September 30
	2023	2022	2022
Pro forma percentage of retail loan and lease accounts 30+ days past due	.41%	.13%	.11%

Modifications of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2023, December 31, 2022 and September 30, 2022. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2023, December 31, 2022 and September 30, 2022.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30		December 31		September 30
	2023		2022		2022
Retail loans	$4,915.6	56%	$4,627.0	61%	$4,442.4	61%
Retail leases	1,625.1	19%	1,433.5	19%	1,363.0	19%
Dealer wholesale financing	1,716.3	20%	1,093.2	14%	986.3	14%
Dealer master notes	394.9	4%	377.0	5%	379.9	5%
Operating lease receivables and other	54.2	1%	49.4	1%	49.5	1%

Total portfolio	$8,706.1	100%	$7,580.1	100%	$7,221.1	100%

Retail loans increased to $4,915.6 at September 30, 2023 from $4,627.0 at December 31, 2022, reflecting new business volume exceeding collections.

Retail leases increased to $1,625.1 at September 30, 2023 from $1,433.5 at December 31, 2022, reflecting new business volume exceeding collections.

Dealer wholesale financing balances increased to $1,716.3 at September 30, 2023 from $1,093.2 at December 31, 2022 due to higher dealer new truck inventory and a higher average amount financed.

PACCAR FINANCIAL CORP.

Dealer master notes were $394.9 at September 30, 2023 compared to $377.0 at December 31, 2022. Dealers may pay the loans early or make additional draws up to specified balances of the contracts and/or vehicles pledged to the Company. As of September 30, 2023, the underlying pledged contracts and/or vehicles were $565.7, of which the dealers have $168.2 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the third quarter and first nine months of 2023 was 24.2% and 24.7%, respectively, compared to 24.9% and 24.6% for the same periods of 2022, reflecting changes in the state tax expense during the three and nine months periods ended September 30, 2023 and 2022.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company's deferred income tax provision for the first nine months of 2023 was $13.4 compared to deferred income tax benefit of $.1 for the first nine months of 2022. The Company's net deferred tax liability increased to $481.1 at September 30, 2023 from $467.5 at December 31, 2022, primarily due to accelerated tax depreciation from an increase in finance leases. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2023.

Company Outlook

Truck Industry Class 8 retail sales in the U.S. in 2023 are expected to be 265,000-280,000 units compared to 254,200 in 2022. Truck Industry Class 8 retail sales in the U.S. in 2024 are expected to be 240,000-275,000 units. Average earning assets in 2023 are expected to increase 8-10% compared to 2022 due to strong new business volume and dealer wholesale financing. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at September 30, 2023 are as follows:

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

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at September 30, 2023. Of this amount, $1,000.0 expires in June 2024, $1,000.0 expires in June 2026 and $1,000.0 expires in June 2028. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,268.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $732.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are maintained primarily to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the nine months ended September 30, 2023.

PACCAR FINANCIAL CORP.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of September 30, 2023 were $2,672.5 and $5,500.0, respectively.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2022 Annual Report. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2023, except that the risk factor under the heading “Litigation and Regulatory Actions” is revised as follows:

Litigation and Regulatory Actions

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and PACCAR Inc as their parent. Following the settlement, certain EC-related claims and lawsuits have been filed in various jurisdictions primarily in Europe against all major European truck manufacturers including PACCAR Inc and DAF. These claims and lawsuits include a number of collective proceedings, including a class action in the United Kingdom and Israel, alleging EC-related claims and seeking monetary damages. In certain jurisdictions, additional claimants may bring EC-related claims and lawsuits against PACCAR Inc or its subsidiaries.

The legal proceedings are moving through the court systems. In 2023, several European courts issued judgments; some have been favorable while others have been unfavorable and are being appealed. PACCAR Inc believes it has meritorious defenses to the legal claims. In early 2023, PACCAR Inc began settling with selected claimants. Based on these settlements and judgments, PACCAR Inc recorded in the first quarter 2023, a non-recurring pre-tax charge of $600.0 million ($446.4 million after-tax) for the estimable total cost. The estimate may be adjusted as the legal process continues, which could have a material impact on PACCAR Inc’s financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:
(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3(i)	001-11677
(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677
(4)	Instruments defining the rights of security holders, including indentures:
(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273
(b)	Forms of Medium-Term Note, Series P	S-3	November 2, 2018	4.2 and 4.3	333-228141
(c)	Forms of Medium-Term Note, Series Q	S-3	November 1, 2021	4.3 and 4.4	333-260663
(d)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934	10-K	February 19, 2020	4(e)	001-11677
(10)	Material contracts:
(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434
(31)	Rule 13a-14(a)/15d-14(a) Certifications:
(a)	Certification of Principal Executive Officer*
(b)	Certification of Principal Financial Officer*
(32)	Section 1350 Certifications:
(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*
(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document*
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document*
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document*
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

____________

* filed herewith

PACCAR FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	November 2, 2023	/s/ Craig R. Gryniewicz
Craig R. Gryniewicz
President
(Authorized Officer)

/s/ Shannon L. Farrar
Shannon L. Farrar
Controller
(Chief Accounting Officer)