Form 10-K
period 2023-12-31
PACCAR FINANCIAL CORP
filed 2024-02-21
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023: None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2024:

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

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. PACCAR also designs and manufactures diesel engines, primarily for use in PACCAR’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF cab-over-engine (COE) trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF COE models assembled at Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 77% of total 2023 net sales and revenues.

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

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian Class 8 market was 29.5% of retail sales in 2023, and PACCAR’s medium-duty market share was 14.5%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to the four competitors of PACCAR in the U.S. In 2023, DAF had a 15.6% share of the European heavy-duty market and a 9.1% share of the light/medium duty market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

PACCAR Financial Corp.

(Millions of Dollars)

Aftermarket truck parts are sold and delivered to PACCAR’s independent dealers through PACCAR’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by PACCAR. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 18% of total 2023 net sales and revenues.

In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Canada, Mexico, Australia, Europe and South America through other wholly owned finance subsidiaries. PACCAR also conducts full-service leasing operations through wholly owned subsidiaries in Canada, Mexico, Germany and Australia. The Financial Services segment accounted for 5% of total 2023 net sales and revenues.

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

As of December 31, 2023, the Company employed 354 full-time employees, none of whom are represented by a collective bargaining agent.

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

Environmental and Sustainability Leadership

The Company’s environmental management system and policy are aligned with PACCAR’s overall commitment to the environment as an integral part of the continuous improvement process. Refer to Part I, Item 1 in PACCAR’s 2023 Annual Report on Form 10-K for further discussion on PACCAR’s environmental and sustainability leadership.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of December 31, 2023 and 2022. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2023, 2022 and 2021.

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

As of December 31, 2023, the total notional amount of interest-rate swap contracts outstanding was $314.6. These swap contracts are accounted for as cash flow or fair value hedges.

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

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2021, the Company filed a shelf registration statement to issue medium-term notes. In January 2024, the Company issued $600.0 of medium-term notes under this registration. The shelf registration statement expires in November 2024 and does not limit the principal amount of debt securities that may be issued during the period. The total principal amount of medium-term notes outstanding for the Company as of December 31, 2023 was $6,100.0. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2023. Of this amount, $1,000.0 expires in June 2024, $1,000.0 expires in June 2026 and $1,000.0 expires in June 2028. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,268.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $732.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2023.

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $1,016.0 and $1,261.0 outstanding in loans due from PACCAR as of December 31, 2023 and 2022, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $716.0 and $627.0 outstanding in loans due from foreign finance affiliates of PACCAR as of December 31, 2023 and 2022, respectively. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the U.K., the Netherlands, Mexico, Canada, Australia and Brasil. Loans to these foreign affiliates during 2023 and 2022 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada, Australia and Brasil. The Company will not make loans to the foreign affiliates in excess of the equivalent of $750.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2023, 2022 and 2021 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

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

Transition Risks Related to Climate Change

PACCAR has ongoing product development programs intended to address changing customer demand in the context of climate change and achieve its targeted reductions in emissions. These involve the continuing development of compliant clean diesel powertrains and the design, manufacture, and sale of alternative powertrain commercial vehicles (e.g., battery-electric, hybrid, hydrogen fuel cell, and hydrogen combustion). The pace of transition from diesel combustion to alternative powertrain commercial vehicles is highly uncertain and will be influenced by various factors. Refer to Part I, Item 1A in PACCAR’s 2023 Annual Report on Form 10-K for further discussion.

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

Information Technology and Cybersecurity

The Company relies on information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of its business processes and activities. Some of PACCAR’s products include telematics which provide over-the-air software updates, advanced fleet management tools and real-time data analytics on driver and vehicle performance. These computer systems and networks may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains a cybersecurity insurance policy and continues to invest in protections to guard against such events. Despite these safeguards, there remains a risk of system disruptions, unauthorized access and data loss.

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

PACCAR Financial Corp.

(Millions of Dollars)

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

PACCAR, Cummins, Daimler Trucks and EVE Energy are partnering to produce state of the art commercial vehicle batteries in a 21-gigawatt hour (GWh) factory in Marshall County, Mississippi, subject to regulatory approval. Production is expected to begin in 2027.

Litigation and Regulatory Actions

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and PACCAR Inc as their parent. Following the settlement, certain EC-related claims and lawsuits have been filed in various jurisdictions primarily in Europe against all major European truck manufacturers including PACCAR Inc and DAF. These claims and lawsuits include a number of collective proceedings, including a class action in the U.K. and Israel, alleging EC-related claims and seeking monetary damages. In certain jurisdictions, additional claimants may bring EC-related claims and lawsuits against PACCAR Inc or its subsidiaries.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

PACCAR maintains a comprehensive cybersecurity management and governance program, which includes the Company. The Company's information security management system is based upon the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). The Company engages internal and third-party auditors and other professional parties when necessary, as part of its cybersecurity management program. The Company conducts penetration and compromise assessment tests, implements detection and prevention tools, monitors cyber events and has active disaster recovery plans. For third-party IT services, the Company conducts an architectural, privacy and security analysis of their solution. If any gaps are identified, the third-party remediates or mitigates the risk to an acceptable level. The Company simulates potential cyber-attacks and performs incident responses to test preparedness. These exercises are used to train and update the Company’s Incident Response plan, including any gaps identified. The Company conducts yearly information security training for employees and conducts ongoing phishing tests.

PACCAR’s Security Risk Council, which includes the Company's Management and PACCAR's Chief Information Security Officer, meets regularly to cover risks, plans and updates to the security program. It briefs the PACCAR Board of Directors and/or the Audit Committee of the Board of Directors on technology and information security matters. Management and the PACCAR Board of

PACCAR Financial Corp.

(Millions of Dollars)

Directors also receive periodic updates on the status of cybersecurity investments to guard against such events. In the event of a security breach, the PACCAR’s Security Risk Council evaluates its significance and briefs the PACCAR Board on the event.

The Company has not experienced any notable security incidents that would have a material impact on the results of operations and financial condition of the Company. Certain PACCAR dealers and suppliers have reported they have experienced cyberattacks and those have not caused any material impact to PACCAR or the Company.

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

ITEM 6. [Reserved]

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s results of operations for the years ended December 31, 2023 and 2022 are presented below. For information on the year ended December 31, 2021 refer to Part II, Item 7 in the 2022 Annual Report on Form 10-K.

	Year ended December 31
	2023	2022	% Change
New business volume by product:
Retail loans and finance leases	$2,925.8	$2,570.7	14
Equipment on operating leases	87.0	312.9	(72)
Dealer master notes	269.6	205.0	32
	$3,282.4	$3,088.6	6
New loan and lease unit volume:
Retail loans and finance leases	20,200	18,100	12
Equipment on operating leases	800	3,100	(74)
	21,000	21,200	(1)
Average earning assets by product:
Retail loans and finance leases	$6,266.3	$5,752.9	9
Dealer wholesale financing	1,528.0	943.1	62
Dealer master notes	399.3	379.3	5
Average finance receivables	8,193.6	7,075.3	16
Equipment on operating leases	802.5	1,007.6	(20)
	$8,996.1	$8,082.9	11
Revenue by product:
Retail loans and finance leases	$384.3	$282.0	36
Equipment on operating leases	235.4	306.1	(23)
Dealer wholesale financing	75.5	25.2	200
Dealer master notes	18.1	11.3	60
Used truck sales, other revenues and fees	20.8	18.3	14
	734.1	642.9	14
Income before income taxes	$181.7	$259.9	(30)

New Business Volume

New business volume increased to $3,282.4 in 2023 from $3,088.6 in 2022, primarily due to higher retail sales of PACCAR trucks and a higher amount financed per truck, partially offset by lower finance market share in 2023. The increase in retail loans and finance leases new business volume and decrease in equipment on operating leases new business volume reflected higher retail financing and lower fleet business in 2023. Dealer master notes new business volume increased to $269.6 in 2023 from $205.0 in 2022 due to increased finance volume from dealers.

Finance market share of new PACCAR truck sales was 18.9% in 2023 compared to 21.3% in 2022, reflecting increased interest rate competition, partially offset by higher demand for full-service lease and rental products.

The Company has programs to assign new lease and loan contracts to third parties to generate new business and to limit the risk of portfolio concentration with certain large customers. These transactions are accounted for as sales of the related retail loans, finance leases, or equipment on operating leases, and are excluded from new business volume. The Company sold retail loans and finance leases with a book value of $52.7 and $59.5 in 2023 and 2022, respectively, and received cash proceeds of $55.8 and $63.2 in 2023 and 2022, respectively. The Company retains servicing responsibilities for these retail loans and leases, and fees received for servicing are deferred and recognized over the contract term.

Revenues

The Company’s revenues increased to $734.1 in 2023 from $642.9 in 2022, primarily driven by higher portfolio yields and higher average wholesale and retail loan and finance leases portfolio balances, partially offset by a lower average operating lease portfolio.

PACCAR Financial Corp.

(Millions of Dollars)

Income Before Income Taxes

The Company’s income before income taxes was $181.7 in 2023 compared to $259.9 in 2022. The decrease in income before income taxes in 2023 was primarily the result of lower operating lease margin of $80.2, reflecting lower results from returned lease assets, and a higher provision for losses of $12.8, partially offset by higher finance margin of $22.5.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $145.5 at December 31, 2023 and $63.3 at December 31, 2022. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized gains on used trucks, excluding repossessions, of $1.9 in 2023 compared to gains of $61.8 in 2022, including losses on multiple unit transactions of $8.3 in 2023 compared to $.1 in 2022. Used truck losses (gains) related to repossessions, which are recognized as credit losses (recoveries), were $1.0 in 2023 compared to ($.2) in 2022.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2023 compared to 2022 are summarized below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
2022	$318.5	$138.8	$179.7
Increase (decrease)
Average finance receivables	57.2		57.2
Average receivables from PACCAR and affiliates	6.7		6.7
Average debt balances		35.9	(35.9)
Yields	95.5		95.5
Borrowing rates		101.0	(101.0)
Total increase	159.4	136.9	22.5
2023	$477.9	$275.7	$202.2

•
Average finance receivables increased $1,118.3 in 2023 primarily due to higher dealer wholesale financing and a larger retail loan and finance lease portfolio, which increased interest and fee income by $57.2.
•
Average receivables from PACCAR and affiliates increased $205.3 in 2023 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $6.7.
•
Average debt balances increased $1,048.5 in 2023, reflecting higher funding requirements for the portfolio and affiliated companies, increasing interest and other borrowing costs by $35.9. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.
•
Yields increased $95.5 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 5.1% in 2023, compared to 4.1% in 2022. Yields on receivables from PACCAR and affiliates were 3.2% in 2023, compared to 1.9% in 2022.
•
Average borrowing rates in 2023 were 3.4% compared to 2.0% in 2022 due to higher debt market interest rates, resulting in an increase of $101.0 in interest and other borrowing costs.

PACCAR Financial Corp.

(Millions of Dollars)

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2023 compared to 2022 are summarized below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
2022	$306.1	$179.6	$126.5
(Decrease) increase
Operating lease impairments		14.3	(14.3)
Results on returned lease assets		57.1	(57.1)
Average operating lease assets	(94.2)	(76.8)	(17.4)
Revenue and cost per asset	23.5	14.9	8.6
Total (decrease) increase	(70.7)	9.5	(80.2)
2023	$235.4	$189.1	$46.3

•
Operating lease impairments increased in 2023 due to lower used truck market prices.
•
Results on returned lease assets increased depreciation and other rental expenses by $57.1, primarily due to lower gains on sales of returned lease units in 2023 compared to 2022.
•
Average operating lease assets decreased in 2023 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•
Revenue and cost per asset increased by $23.5 primarily due to higher lease rates, reflecting higher average truck value financed and higher market rates. Cost per asset increased by $14.9 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2023 compared to 2022:

	Year ended December 31
	2023	2022
Used truck sales	$9.4	$7.4
Insurance, franchise and other revenues	11.4	10.9
Used truck sales and other revenues	20.8	18.3

Cost of used truck sales	10.4	6.3
Insurance, franchise and other expenses	4.6	2.3
Cost of used truck sales and other expenses	15.0	8.6

Results from used trucks and other	$5.8	$9.7

Results from used trucks and other decreased by $3.9 in 2023, primarily due to lower results from the sale of used trucks received on trade driven by lower used truck market prices.

SG&A

The Company’s SG&A increased to $64.5 in 2023 from $60.7 in 2022, primarily due to higher personnel and related expenses. As a percentage of average earning assets, the Company’s SG&A was .7% in 2023 compared to .8% in 2022.

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Year ended December 31
	2023	2022
Balance at beginning of period	$61.7	$65.7
Provision (benefit) for losses	8.1	(4.7)
Charge-offs	(9.8)	(1.7)
Recoveries	1.0	2.4
Balance at end of period	$61.0	$61.7

Ratios:
Charge-offs, net of recoveries ($8.8 in 2023) to average total portfolio ($8,193.6 in 2023)	.11%	(.01)%

Allowance for credit losses ($61.0 in 2023) to year-end total portfolio ($9,266.4 in 2023)	.66%	.81%

Year-end retail loan and lease receivables past due over 30 days ($59.5 in 2023) to year-end retail loan and lease receivables ($6,738.5 in 2023)	.88%	.12%

The provision (benefit) for losses on receivables was $8.1 in 2023 compared to $(4.7) in 2022, primarily due to higher charge-offs, portfolio growth and higher past due balances in 2023.

Charge-offs, net of recoveries, were $8.8 in 2023 compared to a net recovery of $.7 in 2022, due to higher credit losses and lower recoveries in 2023.

Retail loan and lease receivables past due over 30 days were .88% at December 31, 2023 compared to .12% at December 31, 2022. The increase from December 31, 2022 was primarily due to three fleet customers becoming past due in 2023. The Company continues to focus on maintaining low past due balances.

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

PACCAR Financial Corp.

(Millions of Dollars)

The post-modification balances of accounts modified during 2023 and 2022 are summarized below:

	Year ended December 31
	2023		2022
	Amortized Cost Basis	% of Total Portfolio*	Amortized Cost Basis	% of Total Portfolio*

Commercial	$163.9	1.8%	$182.9	2.4%
Insignificant Delay	196.3	2.1%	48.7	.7%
Credit	3.1		.9
	$363.3	3.9%	$232.5	3.1%

* Amortized cost basis immediately after modification as a percentage of the year-end portfolio balance.

Modification activity increased to $363.3 in 2023 from $232.5 in 2022. The decrease in Commercial modifications reflects lower volumes of refinancing. The increase in Insignificant Delay modifications reflects an increase in customers requesting payment relief for up to three months and is mainly driven by one large fleet customer receiving an extension in the fourth quarter of 2023. There was $3.1 of Credit modifications in 2023 compared to $.9 in 2022.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $2.7 accounts during the fourth quarter of 2023 and $.2 accounts during the fourth quarter of 2022 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	As of December 31
	2023	2022
Pro forma percentage of retail loan and lease accounts 30+ days past due	.91%	.13%

Modification of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2023 and 2022. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2023 and 2022.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31		December 31
	2023		2022
Retail loans	$5,028.2	54%	$4,627.0	61%
Retail leases	1,710.4	18%	1,433.5	19%
Dealer wholesale financing	1,953.3	21%	1,093.2	14%
Dealer master notes	509.2	6%	377.0	5%
Operating lease receivables and other	65.3	1%	49.4	1%
Total portfolio	$9,266.4	100%	$7,580.1	100%

Retail loans increased to $5,028.2 at December 31, 2023 from $4,627.0 at December 31, 2022, reflecting new business volume exceeding collections.

Retail leases increased to $1,710.4 at December 31, 2023 from $1,433.5 at December 31, 2022, reflecting new business volume exceeding collections.

Dealer wholesale financing balances increased to $1,953.3 at December 31, 2023 from $1,093.2 at December 31, 2022, due to higher dealer new truck inventory and higher average amount financed.

Dealer master notes increased to $509.2 at December 31, 2023 from $377.0 at December 31, 2022. Dealers may pay the loans early or make additional draws up to specified balances of the contracts and/or vehicles pledged to the Company. As of December 31, 2023,

PACCAR Financial Corp.

(Millions of Dollars)

the underlying pledged contracts and/or vehicles were $581.1, of which the dealers have $65.9 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate was 23.2% for 2023 compared to 24.3% for 2022, reflecting changes in the state tax expense during 2023 as compared to 2022.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

During 2023, the Company’s deferred income tax provision was $11.2 compared to $15.6 during 2022. The Company’s net deferred tax liability increased to $476.3 at December 31, 2023 from $467.5 at December 31, 2022, primarily due to higher benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2024.

Company Outlook

Average earning assets in 2024 are expected to be similar to 2023. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2023 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2021, the Company filed a shelf registration statement to issue medium-term notes. In January 2024, the Company issued $600.0 of medium-term notes under this registration. The shelf registration statement expires in November 2024 and does not limit the principal amount of debt securities that may be issued during the period.

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2023. Of this amount, $1,000.0 expires in June 2024, $1,000.0 expires in June 2026 and $1,000.0 expires in June 2028. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,268.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $732.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2023.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of December 31, 2023 were $2,851.9 and $6,100.0, respectively.

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

The following summarizes the Company’s contractual cash commitments at December 31, 2023:

	Maturity
	Within
	1 Year	1-3 Years	3-5 Years	Total
Borrowings*	$4,651.9	$3,400.0	$900.0	$8,951.9
Interest on debt**	175.6	210.3	38.6	424.5
Operating leases	.3	.5	.2	1.0
Total	$4,827.8	$3,610.8	$938.8	$9,377.4

* Commercial paper included in borrowings is at par value.

** Interest on floating rate debt is based on the applicable market rates at December 31, 2023.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space.

In addition, the Company had loan and lease commitments of $396.6 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

During 2023, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $15.2.

At December 31, 2023, the aggregate residual value of equipment on operating leases was $315.6. If a 10% decrease in used truck values persisted over the remaining maturities of the Company's operating leases, it would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $21.4 in 2024, $6.3 in 2025, $2.9 in 2026, $.9 in 2027 and $.1 in 2028 and thereafter.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 30% and 70%. Over the past two years, the Company’s year-end 30+ days past due accounts of loan and lease receivables were .88% in 2023 and .12% in 2022.

Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 1 to 23 basis points of receivables. As of December 31, 2023, 30+ days past dues were .88%. If past dues were 100 basis points higher or 1.88% as of December 31, 2023, the Company’s estimate of credit losses would likely have increased by a range of $1 to $15 depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

Fair Value (Losses) Gains

	Year ended December 31
	2023	2022
Assets
Fixed rate loans	$(99.8)	$(84.9)
Due from PACCAR	(20.2)	(18.7)
Due from foreign finance affiliates	(9.3)	(12.4)
Interest rate swaps related to debt	3.9	6.9

Liabilities
Fixed rate debt	110.5	94.9
Interest rate swaps related to debt	3.9	1.1
Total	$(11.0)	$(13.1)

The Company’s debt as of December 31, 2023 and 2022 consisted of commercial paper and floating and fixed rate medium-term notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15. – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly owned subsidiary of PACCAR Inc) (the Company) as of December 31, 2023 and 2022, the related statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Used trucks held for sale

Description of the Matter

Included in Other assets on the Company’s Balance Sheet are used trucks held for sale of $145.5 million as of December 31, 2023. As discussed in Note J to the financial statements, the carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles.

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

The fair value of units held for sale is determined by the Company’s used truck pricing matrix, which is based on historical sales data. Our audit procedures included, among others, evaluating whether the historical sales data was representative of current market prices and recent trends in sales for similar units, by comparing the data to units sold at or subsequent to year end. We tested the completeness and accuracy of the sales data used in the used truck pricing matrix by comparing it to source systems. We also compared management’s internal pricing matrix to sales data from third-party sources.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1961.

Seattle, Washington

February 21, 2024

PACCAR Financial Corp.

STATEMENTS OF INCOME
	Year ended December 31
(Millions of Dollars)	2023	2022	2021
Interest and fee income	$477.9	$318.5	$300.5
Operating lease and rental revenues	235.4	306.1	333.8
Used truck sales and other revenues	20.8	18.3	81.7
TOTAL INTEREST AND OTHER REVENUES	734.1	642.9	716.0

Interest and other borrowing costs	275.7	138.8	124.5
Depreciation and other rental expenses	189.1	179.6	268.7
Cost of used truck sales and other expenses	15.0	8.6	71.4
Selling, general and administrative expenses	64.5	60.7	57.3
Provision for losses on receivables	8.1	(4.7)	(2.2)
TOTAL EXPENSES	552.4	383.0	519.7

INCOME BEFORE INCOME TAXES	181.7	259.9	196.3

Income taxes	42.2	63.1	48.2
NET INCOME	$139.5	$196.8	$148.1

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME
	Year ended December 31
(Millions of Dollars)	2023	2022	2021
Net income	$139.5	$196.8	$148.1
Other comprehensive income (loss)
Unrealized (losses) gains on derivative contracts
(Losses) gains arising during the period	(5.2)	(.9)	18.7
Tax effect	1.3	.2	(4.6)
Reclassification adjustment	(4.6)	27.9	12.4
Tax effect	1.1	(6.9)	(3.1)
Net other comprehensive (loss) income	(7.4)	20.3	23.4
TOTAL COMPREHENSIVE INCOME	$132.1	$217.1	$171.5

See Notes to Financial Statements.

PACCAR Financial Corp.

BALANCE SHEETS
	December 31	December 31
(Millions of Dollars)	2023	2022
ASSETS

Cash	$175.1	$48.8
Finance and other receivables, net of allowance for losses (2023 - $61.0 and 2022 - $61.7)	9,205.4	7,518.4
Due from PACCAR and affiliates	1,750.7	1,905.3
Equipment on operating leases, net of accumulated depreciation (2023 - $412.5 and 2022 - $625.9)	528.0	854.0
Other assets	337.8	223.9
TOTAL ASSETS	$11,997.0	$10,550.4

LIABILITIES

Accounts payable, accrued expenses and other	$603.1	$528.3
Due to PACCAR and affiliates	58.6	21.8
Commercial paper	2,842.4	1,657.7
Medium-term notes	6,071.7	5,814.5
Deferred taxes and other liabilities	490.0	486.0
TOTAL LIABILITIES	10,065.8	8,508.3

STOCKHOLDER'S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	171.6	164.6
Retained earnings	1,703.1	1,813.6
Accumulated other comprehensive income	11.0	18.4
TOTAL STOCKHOLDER'S EQUITY	1,931.2	2,042.1
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$11,997.0	$10,550.4

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS
	Year ended December 31
(Millions of Dollars)	2023	2022	2021
OPERATING ACTIVITIES

Net income	$139.5	$196.8	$148.1
Items included in net income not affecting cash:
Depreciation and amortization	181.9	167.9	252.2
Provision for losses on receivables	8.1	(4.7)	(2.2)
Deferred taxes	11.2	15.6	(201.9)
Administrative fees for services from PACCAR	7.0	8.6	8.1
Change in tax-related balances with PACCAR	6.3	24.4	(39.2)
Increase in payables and other	40.2	144.0	120.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	394.2	552.6	285.3

INVESTING ACTIVITIES

Finance and other receivables originated	(3,319.7)	(2,807.1)	(2,857.8)
Collections on finance and other receivables	2,470.7	2,366.4	2,599.5
Net (increase) decrease in wholesale receivables	(860.1)	(355.6)	283.5
Loans to PACCAR and affiliates	(415.0)	(694.9)	(381.0)
Collections on loans from PACCAR and affiliates	555.0	350.9	726.0
Net decrease (increase) in other receivables to PACCAR and affiliates	16.0	(118.0)	50.1
Acquisitions of equipment for operating leases	(62.4)	(228.0)	(188.6)
Proceeds from disposals of equipment	176.1	213.5	300.1
Other, net	(11.4)	(69.5)	(18.6)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,450.8)	(1,342.3)	513.2

FINANCING ACTIVITIES

Net increase (decrease) in short-term commercial paper	1,191.1	574.2	(219.4)
Proceeds from medium-term notes and other commercial paper	1,991.8	2,092.2	1,295.0
Payments of medium-term notes and other commercial paper	(1,750.0)	(1,750.0)	(1,800.0)
Dividends paid	(250.0)	(100.0)	(100.0)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,182.9	816.4	(824.4)
NET INCREASE (DECREASE) IN CASH	126.3	26.7	(25.9)
CASH AT BEGINNING OF YEAR	48.8	22.1	48.0
CASH AT END OF YEAR	$175.1	$48.8	$22.1

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY
	Year ended December 31
(Millions of Dollars)	2023	2022	2021
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	164.6	156.0	147.9
Investments from PACCAR	7.0	8.6	8.1
Balance at end of year	171.6	164.6	156.0

RETAINED EARNINGS

Balance at beginning of year	1,813.6	1,716.8	1,668.7
Net income	139.5	196.8	148.1
Dividends paid	(250.0)	(100.0)	(100.0)
Balance at end of year	1,703.1	1,813.6	1,716.8

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of year	18.4	(1.9)	(25.3)
Net unrealized (loss) gain	(7.4)	20.3	23.4
Balance at end of year	11.0	18.4	(1.9)
TOTAL STOCKHOLDER’S EQUITY	$1,931.2	$2,042.1	$1,916.4

See Notes to Financial Statements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

Finance leases – Finance leases are sales-type finance leases, which lease equipment to retail customers and dealers. These leases are reported as the sum of minimum lease payments receivable and estimated residual value of the property subject to the contracts, reduced by unearned interest.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

On average, commercial and other modifications extended contractual terms by approximately three months in 2023 and 2022 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2023 or 2022.

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

The Company evaluates finance receivables that are not individually evaluated and share similar risk characteristics on a collective basis and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data, current market conditions, and expected changes in future macroeconomic conditions that affect collectability. Historical credit loss data provides relevant information of expected credit losses. The historical data used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2023 or December 31, 2022. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $1.2 at December 31, 2023.

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

Income Taxes:

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2023, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2016. PACCAR’s tax returns remain subject to examination in other jurisdictions for the years ranging from 2012 through 2023.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Preferred Stock:

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company’s Board of Directors.

New Accounting Pronouncements:

In December 2023, Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require entities to disclose certain, specific categories within the rate reconciliation and enhance disclosures regarding income taxes paid and income tax expense. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis; however, retrospective application is permitted. The implementation of this ASU will result in additional disclosures and will not have an impact on the Company's financial statements.

The Company adopted the following standard on January 1, 2023, which had no material impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2022-02	Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables include the following:

	December 31	December 31
	2023	2022
Retail loans	$5,028.2	$4,627.0
Retail financing leases	1,710.4	1,433.5
Dealer wholesale financing	1,953.3	1,093.2
Dealer master notes	509.2	377.0
Operating lease receivables and other	65.3	49.4
	9,266.4	7,580.1
Less allowance for credit losses:
Loans and leases	(58.6)	(59.7)
Dealer wholesale financing	(1.0)	(1.0)
Operating lease receivables and other	(1.4)	(1.0)
	$9,205.4	$7,518.4

Annual minimum payments due on loans and finance leases and a reconciliation of the undiscounted cash flows to the amortized cost basis of finance leases are as follows:

	Loans	Finance Leases
2024	$1,795.9	$519.7
2025	1,318.6	446.1
2026	1,063.1	350.7
2027	798.3	291.0
2028	434.4	170.2
Thereafter	127.1	97.3
	$5,537.4	1,875.0
Unguaranteed residual values		57.6
Unearned interest on finance leases		(222.2)
Amortized cost basis of finance leases		$1,710.4

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $31.6 and $19.3 as of December 31, 2023 and 2022, respectively.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Interest income recognized on finance leases was $77.8 and $59.3 for the years ended December 31, 2023 and 2022, respectively. Estimated residual values included with finance leases amounted to $57.6 in 2023 and $60.5 in 2022. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, collection experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while other may be extended or modified.

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

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2023
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$1.8	$57.9	$1.0	$61.7
Provision for losses		(.1)	8.0	.2	8.1
Charge-offs			(9.8)		(9.8)
Recoveries			.8	.2	1.0
Balance at December 31	$1.0	$1.7	$56.9	$1.4	$61.0

	2022
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$6.5	$57.1	$1.1	$65.7
Provision for losses		(4.7)			(4.7)
Charge-offs			(1.6)	(.1)	(1.7)
Recoveries			2.4		2.4
Balance at December 31	$1.0	$1.8	$57.9	$1.0	$61.7

	2021
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.3	$7.5	$57.7	$1.7	$68.2
Provision for losses	(.3)	(1.0)		(.9)	(2.2)
Charge-offs			(2.5)		(2.5)
Recoveries			1.9	.3	2.2
Balance at December 31	$1.0	$6.5	$57.1	$1.1	$65.7

* Operating lease and other trade receivables.

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of December 31, 2023 and 2022. The Company retains as collateral a security interest in the related equipment. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2023, 2022 and 2021.

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

At December 31, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$1,951.4							$1,951.4
Watch	1.9							1.9
	$1,953.3							$1,953.3
Retail:
Performing	$280.7	$677.3	$467.2	$267.6	$135.2	$146.3	$106.6	$2,080.9
	$280.7	$677.3	$467.2	$267.6	$135.2	$146.3	$106.6	$2,080.9
Total Dealer	$2,234.0	$677.3	$467.2	$267.6	$135.2	$146.3	$106.6	$4,034.2

Customer Retail:
Fleet:
Performing		$1,967.2	$1,244.9	$725.3	$453.3	$151.5	$38.9	$4,581.1
Watch		24.2	16.6	3.3	2.0	.5	.9	47.5
At-risk		2.4	4.0	4.5	2.0	.6	.1	13.6
		$1,993.8	$1,265.5	$733.1	$457.3	$152.6	$39.9	$4,642.2
Owner/Operator:
Performing		$151.8	$140.5	$130.5	$66.3	$24.5	$4.0	$517.6
Watch		.9	1.9	1.1	.5	.2		4.6
At-risk		.6	.8	.8	.2	.1		2.5
		$153.3	$143.2	$132.4	$67.0	$24.8	$4.0	$524.7
Total Customer Retail		$2,147.1	$1,408.7	$865.5	$524.3	$177.4	$43.9	$5,166.9
Total	$2,234.0	$2,824.4	$1,875.9	$1,133.1	$659.5	$323.7	$150.5	$9,201.1

At December 31, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Gross Charge-Offs:
Customer Retail:
Fleet		$.5	$2.4	$.8	$.2	$3.8		$7.7
Owner/Operator		.2	.7	.8	.2		$.2	2.1
Total		$.7	$3.1	$1.6	$.4	$3.8	$.2	$9.8

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

At December 31, 2022	Revolving Loans	2022	2021	2020	2019	2018	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$1,087.0							$1,087.0
Watch	6.2							6.2
	$1,093.2							$1,093.2
Retail:
Performing	$206.2	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$1,668.0
	$206.2	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$1,668.0
Total Dealer	$1,299.4	$546.2	$315.5	$182.7	$214.9	$97.5	$105.0	$2,761.2

Customer Retail:
Fleet:
Performing		$1,698.2	$1,130.2	$751.7	$382.6	$113.7	$38.6	$4,115.0
Watch		2.9	1.7	.3	2.9	2.0	.6	10.4
At-risk		1.6	6.0	1.7	10.4	4.1	.4	24.2
		$1,702.7	$1,137.9	$753.7	$395.9	$119.8	$39.6	$4,149.6
Owner/Operator:
Performing		$199.2	$216.8	$124.7	$56.5	$17.9	$2.7	$617.8
Watch		.5	.4	.1				1.0
At-risk		.4	.3	.1	.2	.1		1.1
		$200.1	$217.5	$124.9	$56.7	$18.0	$2.7	$619.9
Total Customer Retail		$1,902.8	$1,355.4	$878.6	$452.6	$137.8	$42.3	$4,769.5
Total	$1,299.4	$2,449.0	$1,670.9	$1,061.3	$667.5	$235.3	$147.3	$7,530.7

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

	Dealer		Customer Retail
				Owner/
At December 31, 2023	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$1,953.3	$2,080.9	$4,589.2	$518.2	$9,141.6
31 – 60 days past-due			45.3	4.8	50.1
Greater than 60 days past-due			7.7	1.7	9.4
	$1,953.3	$2,080.9	$4,642.2	$524.7	$9,201.1

	Dealer		Customer Retail
				Owner/
At December 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$1,093.2	$1,668.0	$4,143.7	$618.3	$7,523.2
31 – 60 days past-due			1.1	1.4	2.5
Greater than 60 days past-due			4.8	.2	5.0
	$1,093.2	$1,668.0	$4,149.6	$619.9	$7,530.7

The amortized cost basis for finance receivables that are on non-accrual status is as follows:

	Dealer		Customer Retail
				Owner/
At December 31, 2023	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$8.2	$1.8	$10.0
Amortized cost basis with no specific reserve			5.3	.8	6.1
Total			$13.5	$2.6	$16.1

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

	Dealer		Customer Retail
				Owner/
At December 31, 2022	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$2.0	$1.1	$3.1
Amortized cost basis with no specific reserve			6.1		6.1
Total			$8.1	$1.1	$9.2

Interest income recognized on a cash basis for finance receivables that are on non-accrual status is as follows:

	2023	2022	2021
Fleet	$.5	$.6	$1.2
Owner/Operator	.2	.1	.1
	$.7	$.7	$1.3

Customers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 on January 1, 2023. The amortized cost basis of finance receivables that were modified with customers experiencing financial difficulty was $3.1 and represented less than .1% of the total retail portfolio for the year ended December 31, 2023. These modifications provided only insignificant term extensions. The effect on the allowance for credit losses from such modifications was not significant for the year ended December 31, 2023.

All of the finance receivables modified with customers experiencing financial difficulty are current. There were no finance receivables modified with customers experiencing financial difficulty on or after January 1, 2023 that had a payment default in the year ended December 31, 2023.

Troubled Debt Restructurings

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

The balance of TDRs was $13.3 at December 31, 2022. There were no finance receivables modified as TDRs during 2022.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at December 31, 2023 and 2022 was $18.3 and $2.3, respectively.

Proceeds from the sales of repossessed assets were $11.5, $6.9 and $16.5 for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Income.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2024 of $255.7 are due as follows: $125.3 in 2024, $74.2 in 2025, $41.3 in 2026, $12.4 in 2027 and $2.5 in 2028 and thereafter. Depreciation expense related to equipment on operating leases was $167.6, $152.9 and $237.4 in 2023, 2022 and 2021, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2023, 2022 and 2021 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at December 31, 2023 and 2022, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	December 31	December 31
	2023	2022
Due from PACCAR and affiliates
Loans due from PACCAR	$1,016.0	$1,261.0
Loans due from foreign finance affiliates	716.0	627.0
Tax-related receivable due from PACCAR		4.4
Receivables	18.7	12.9
	$1,750.7	$1,905.3

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$1.9
Payables	56.7	$21.8
	$58.6	$21.8

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related payable due to PACCAR and the tax-related receivable due from PACCAR represent the related tax provision or benefit to be settled with PACCAR.

PACCAR has issued letters of credit as of December 31, 2023 in the amount of $.9 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. Fees for the services were $7.0 in 2023, $8.6 in 2022 and $8.1 in 2021 and are included in Additional paid-in capital.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from five facilities leased by PACCAR. Lease payments for the use of these facilities are included in the above-mentioned administrative services charged by PACCAR.

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $3.1, $4.9 and $4.3 for the years 2023, 2022 and 2021, respectively, and are included in Selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

the defined contribution plan were $2.0 in 2023 and $1.9 in 2022 and 2021 and are included in Selling, general and administrative expenses.

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive income (AOCI) of $11.0 and $18.4 at December 31, 2023 and 2022, respectively, is comprised of the unrealized net (loss) gain on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Balance at beginning of year	$18.4	$(1.9)	$(25.3)
Amounts recorded in AOCI
Unrealized (loss) gain on derivative contracts	(5.2)	(.9)	18.7
Income tax effect	1.3	.2	(4.6)
Amounts reclassified out of AOCI
Interest and other borrowing costs	(4.6)	27.9	12.4
Income taxes	1.1	(6.9)	(3.1)
Net other comprehensive (loss) income	(7.4)	20.3	23.4
Balance at end of year	$11.0	$18.4	$(1.9)

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

At December 31, 2023, the notional amount of these contracts totaled $314.6 with amounts expiring over the next 8.9 years. Notional maturities for all interest-rate contracts are nil for 2024, $80.0 for 2025, $30.0 for 2026, $139.1 for 2027, $8.5 for 2028 and $57.0 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	As of December 31
	2023		2022
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$1.2		$4.0
Accounts payable, accrued expenses and other		$5.2		$19.7
Gross amounts recognized in Balance Sheets	1.2	5.2	4.0	19.7

Less amounts not offset in financial instruments	(.4)	(.4)	(1.1)	(1.1)
Pro forma net amount	$.8	$4.8	$2.9	$18.6

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 8.9 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at December 31, 2023 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $7.7, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31	December 31
	2023	2022
Medium-term notes
Carrying amount of hedged liabilities	$76.4	$215.8
Cumulative basis adjustment included in the carrying amount	(3.6)	(19.2)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(10.3) and $(4.8) as of December 31, 2023 and 2022, respectively.

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Income:

	As of December 31
	2023	2022
(Gain) loss on fair value hedges
Derivatives	$(15.5)	$8.9
Hedged items	22.6	(8.1)
(Gain) loss on cash flow hedges
Reclassified from AOCI into income	(4.6)	27.9
	$2.5	$28.7

NOTE G – BORROWINGS

The carrying amounts of borrowings are summarized as follows:

	As of December 31
	2023		2022
	Effective		Effective
	Rate	Borrowings	Rate	Borrowings
Commercial paper	5.3%	$2,842.4	4.1%	$1,657.7
Medium-term notes	3.2%	6,071.7	2.1%	5,814.5
	3.9%	$8,914.1	2.6%	$7,472.2

Commercial paper and medium-term notes borrowings were $8,914.1 and $7,472.2 at December 31, 2023 and 2022, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(37.8) and $(38.6) at December 31, 2023 and 2022, respectively. The effective rate is the weighted average rate as of December 31, 2023 and includes the effects of interest rate swap agreements.

The annual principal maturities of the borrowings are as follows:

	Commercial	Term
	Paper	Notes	Total
2024	$2,851.9	$1,800.0	$4,651.9
2025		1,700.0	1,700.0
2026		1,700.0	1,700.0
2027		300.0	300.0
2028		600.0	600.0
	$2,851.9	$6,100.0	$8,951.9

Interest paid on borrowings was $239.4, $126.6 and $118.2 in 2023, 2022 and 2021, respectively.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

In November 2021, the Company filed a shelf registration statement under the Securities Act of 1933. In January 2024, the Company issued $600.0 of medium-term notes under this registration. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during the period.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at December 31, 2023. Of this amount, $1,000.0 expires in June 2024, $1,000.0 expires in June 2026 and $1,000.0 expires in June 2028. PACCAR and the Company intend to replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $3,000.0 credit facilities, $2,268.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $732.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2023.

NOTE I – INCOME TAXES

The Company’s effective income tax rate was 23.2% for 2023 compared to 24.3% for 2022, reflecting changes in the state tax expense during 2023 as compared to 2022.

The components of the Company’s provision for income taxes include the following:

	Year ended December 31
	2023	2022	2021
Current provision
Federal	$19.1	$34.7	$219.8
State	11.9	12.8	30.3
	31.0	47.5	250.1
Deferred provision (benefit)
Federal	18.0	17.6	(180.4)
State	(6.8)	(2.0)	(21.5)
	11.2	15.6	(201.9)
Total provision for income taxes	$42.2	$63.1	$48.2

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	Year ended December 31
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
Effect of state	2.2%	3.3%	3.6%
	23.2%	24.3%	24.6%

Cash paid for income taxes was nil in 2023, 2022 and 2021. PACCAR Inc pays all federal and state income taxes on behalf of the Company.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	December 31	December 31
	2023	2022
Deferred tax assets:
Allowance for losses on receivables	$14.9	$15.2
Other	7.6	5.3
Deferred tax liabilities:
Depreciation	(495.7)	(485.1)
Other	(3.1)	(2.9)
Net deferred tax liability	$(476.3)	$(467.5)

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	December 31	December 31
Level 2	2023	2022
Assets:
Used trucks held for sale	$29.7	$.2
Derivative contracts	1.2	4.0
Liabilities:
Derivative contracts	$5.2	$19.7

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements:

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at December 31, 2023 and 2022 were $5.7 and nil during 2023 and 2022, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

Derivative Financial Instruments: The Company’s derivative financial instruments consist of interest-rate swaps and are carried at fair value. These derivative contracts are traded over the counter and their fair value is determined using industry standard valuation models, which are based on the income approach (i.e., discounted cash flows). The significant observable inputs into the valuation

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

Net Receivables: For floating rate loans, dealer wholesale financing and operating lease and other trade receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on assumptions regarding credit and liquidity risks to approximate current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

Commercial Paper and Medium-Term Notes: The carrying amounts of the Company’s commercial paper and variable medium-term notes approximate fair value. For fixed rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	December 31		December 31
	2023		2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$956.0	$941.7	$1,101.0	$1,048.2
Due from foreign finance affiliates	559.0	536.5	554.0	516.6
Fixed rate loans	5,380.4	5,324.4	4,779.4	4,566.4
Liabilities:
Fixed rate debt	$6,084.5	$6,005.8	$5,826.1	$5,559.0

NOTE K – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company believes that any reasonably possible range of losses with respect to these matters in addition to amounts accrued is not material to the Company’s financial statements.

At December 31, 2023, the Company has loan and lease commitments of $396.6 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s year end ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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

Audit Fees

Audit fees charged to the Company were $1.1 in 2023 and $1.0 in 2022.

Other Fees

No other fees were charged to the Company by the principal accountant.

As a wholly owned subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2023 proxy statement. During the year ended December 31, 2023, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2023, 2022 and 2021

Statements of Comprehensive Income – Years Ended December 31, 2023, 2022 and 2021

Balance Sheets – December 31, 2023 and 2022

Statements of Cash Flows – Years Ended December 31, 2023, 2022 and 2021

Statements of Stockholder’s Equity – Years Ended December 31, 2023, 2022 and 2021

Notes to Financial Statements – December 31, 2023, 2022 and 2021

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the financial statements and notes thereto.

(3) Listing of Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3(i)	001-11677

	(ii)	Restated By-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series P	S-3	November 2, 2018	4.2 and 4.3	333-228141
	(c)	Forms of Medium-Term Note, Series Q	S-3	November 1, 2021	4.3 and 4.4	333-260663
	(d)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434

(23)		Consent of Independent Registered Public Accounting Firm*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

(101.SCH)		Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document*

(104)		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* filed herewith

PACCAR Financial Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

Date	February 21, 2024	/s/ C. R. Gryniewicz
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