Form 10-Q
period 2024-03-31
PACCAR FINANCIAL CORP
filed 2024-05-02
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Common Stock, $100 par value—145,000 shares as of April 30, 2024

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP.

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended
	March 31
(Millions of Dollars)	2024	2023
Interest and fee income	$147.1	$100.6
Operating lease and rental revenues	52.3	69.9
Used truck sales and other revenues	11.8	7.0

TOTAL INTEREST AND OTHER REVENUES	211.2	177.5

Interest and other borrowing costs	89.7	53.1
Depreciation and other rental expenses	47.6	48.2
Cost of used truck sales and other expenses	11.5	5.2
Selling, general and administrative expenses	17.2	15.6
Provision for losses on receivables	7.1	.6
		.
TOTAL EXPENSES	173.1	122.7

INCOME BEFORE INCOME TAXES	38.1	54.8

Income taxes	8.9	13.7

NET INCOME	$29.2	$41.1
COMPREHENSIVE INCOME	$31.1	$32.9
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,703.1	$1,813.6
RETAINED EARNINGS AT END OF PERIOD	$1,682.3	$1,604.7

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

BALANCE SHEETS
	March 31	December 31
	2024	2023*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$48.3	$175.1
Finance and other receivables, net of allowance for losses (2024 - $62.8 and 2023 - $61.0)	9,450.4	9,205.4
Due from PACCAR and affiliates	1,824.5	1,750.7
Equipment on operating leases, net of accumulated depreciation (2024 - $371.5 and 2023 - $412.5)	477.7	528.0
Other assets	407.1	337.8

TOTAL ASSETS	$12,208.0	$11,997.0

LIABILITIES
Accounts payable, accrued expenses and other	$758.8	$603.1
Due to PACCAR and affiliates	102.7	58.6
Commercial paper	2,330.9	2,842.4
Medium-term notes	6,621.5	6,071.7
Deferred taxes and other liabilities	477.1	490.0

TOTAL LIABILITIES	10,291.0	10,065.8

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	176.3	171.6
Retained earnings	1,682.3	1,703.1
Accumulated other comprehensive income	12.9	11.0

TOTAL STOCKHOLDER'S EQUITY	1,917.0	1,931.2

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,208.0	$11,997.0

* The December 31, 2023 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31
(Millions of Dollars)	2024	2023
OPERATING ACTIVITIES
Net income	$29.2	$41.1
Items included in net income not affecting cash:
Depreciation and amortization	42.3	46.3
Provision for losses on receivables	7.1	.6
Deferred taxes	(3.7)	(.7)
Administrative fees for services from PACCAR	4.7	4.4
Change in tax-related balances with PACCAR	23.1	31.1
Increase (decrease) in payables and other	151.3	(46.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	254.0	75.9

INVESTING ACTIVITIES
Finance and other receivables originated	(796.7)	(557.6)
Collections on finance and other receivables	690.8	617.2
Net increase in wholesale receivables	(138.3)	(116.7)
Loans to PACCAR and affiliates	(213.0)	(155.0)
Collections on loans from PACCAR and affiliates	95.0	165.0
Net decrease (increase) in other receivables to PACCAR and affiliates	46.0	(57.0)
Acquisitions of equipment for operating leases	(37.7)	(13.8)
Proceeds from disposals of equipment	49.1	43.9
Other, net	(54.4)	(35.6)

NET CASH USED IN INVESTING ACTIVITIES	(359.2)	(109.6)

FINANCING ACTIVITIES
Net decrease in short-term commercial paper	(516.3)	(226.1)
Proceeds from medium-term notes	944.7	797.4
Payments of medium-term notes	(400.0)	(300.0)
Dividends paid	(50.0)	(250.0)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(21.6)	21.3

NET DECREASE IN CASH	(126.8)	(12.4)

CASH AT BEGINNING OF PERIOD	175.1	48.8

CASH AT END OF PERIOD	$48.3	$36.4

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
	Three Months Ended
	March 31
(Millions of Dollars)	2024	2023
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0
Balance at end of period	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5
Balance at end of period	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	171.6	164.6
Investments from PACCAR	4.7	4.4
Balance at end of period	176.3	169.0

RETAINED EARNINGS

Balance at beginning of period	1,703.1	1,813.6
Net income	29.2	41.1
Dividends paid	(50.0)	(250.0)
Balance at end of period	1,682.3	1,604.7

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of period	11.0	18.4
Net unrealized gain (loss)	1.9	(8.2)
Balance at end of period	12.9	10.2

TOTAL STOCKHOLDER'S EQUITY	$1,917.0	$1,829.4

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Pronouncement:

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require entities to disclose certain, specific categories within the rate reconciliation and enhance disclosures regarding income taxes paid and income tax expense. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis; however, retrospective application is permitted. The implementation of this ASU will result in additional disclosures and will not have an impact on the Company’s financial statements.

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	March 31	December 31
	2024	2023
Retail loans	$5,068.6	$5,028.2
Retail financing leases	1,708.4	1,710.4
Dealer wholesale financing	2,091.6	1,953.3
Dealer master notes	564.5	509.2
Operating lease receivables and other	80.1	65.3
	9,513.2	9,266.4

Less allowance for credit losses:
Loans and leases	(60.1)	(58.6)
Dealer wholesale financing	(.9)	(1.0)
Operating lease receivables and other	(1.8)	(1.4)
	$9,450.4	$9,205.4

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $31.0 and $31.6 as of March 31, 2024 and December 31, 2023, respectively.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Interest income recognized on finance leases was $23.2 and $17.1 for the three months ended March 31, 2024 and 2023, respectively. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2024 or December 31, 2023. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, commercial and other modifications extended contractual terms by approximately three months in 2024 and in 2023, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2024 and December 31, 2023.

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

The allowance for credit losses is summarized as follows:

	2024
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$1.7	$56.9	$1.4	$61.0
Provision for losses	(.1)	(.6)	7.4	.4	7.1
Charge-offs			(5.4)		(5.4)
Recoveries			.1		.1

Balance at March 31	$.9	$1.1	$59.0	$1.8	$62.8

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

	2023
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$1.8	$57.9	$1.0	$61.7
Provision for losses	(.1)	(.1)	.7	.1	.6
Charge-offs			(1.0)	(.1)	(1.1)
Recoveries			.2	.1	.3

Balance at March 31	$.9	$1.7	$57.8	$1.1	$61.5

* Operating lease and other trade receivables.

Credit Quality

The Company's customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of March 31, 2024 or December 31, 2023. The Company retains as collateral a security interest in the related equipment.

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

At March 31, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total
Amortized cost:
Dealer:
Wholesale:
Performing	$2,086.3							$2,086.3
Watch	5.3							5.3
	$2,091.6							$2,091.6
Retail:
Performing	$312.5	$127.9	$658.2	$469.2	$222.3	$125.4	$213.8	$2,129.3
	$312.5	$127.9	$658.2	$469.2	$222.3	$125.4	$213.8	$2,129.3
Total dealer	$2,404.1	$127.9	$658.2	$469.2	$222.3	$125.4	$213.8	$4,220.9

Customer retail:
Fleet:
Performing		$442.5	$1,872.0	$1,156.2	$649.6	$389.8	$127.0	$4,637.1
Watch		.4	3.8	7.7	1.2	1.7	2.8	17.6
At-risk			25.4	8.3	4.0	2.2	.4	40.3
		$442.9	$1,901.2	$1,172.2	$654.8	$393.7	$130.2	$4,695.0
Owner/operator:
Performing		$51.8	$142.2	$127.2	$113.4	$55.9	$20.7	$511.2
Watch			.5	.7	.7	.3	.2	2.4
At-risk			.3	1.5	1.0	.6	.2	3.6
		$51.8	$143.0	$129.4	$115.1	$56.8	$21.1	$517.2
Total customer retail		$494.7	$2,044.2	$1,301.6	$769.9	$450.5	$151.3	$5,212.2
Total	$2,404.1	$622.6	$2,702.4	$1,770.8	$992.2	$575.9	$365.1	$9,433.1

At March 31, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total
Gross charge-offs:
Customer retail:
Fleet			$.2	$1.1	$.2	$.1	$2.4	$4.0
Owner/operator			.2	.5	.3	.1	$.3	1.4
Total			$.4	$1.6	$.5	$.2	$2.7	$5.4

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At December 31, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Amortized cost:
Dealer:
Wholesale:
Performing	$1,951.4							$1,951.4
Watch	1.9							1.9
	$1,953.3							$1,953.3
Retail:
Performing	$280.7	$677.3	$467.2	$267.6	$135.2	$146.3	$106.6	$2,080.9
	$280.7	$677.3	$467.2	$267.6	$135.2	$146.3	$106.6	$2,080.9
Total dealer	$2,234.0	$677.3	$467.2	$267.6	$135.2	$146.3	$106.6	$4,034.2

Customer retail:
Fleet:
Performing		$1,967.2	$1,244.9	$725.3	$453.3	$151.5	$38.9	$4,581.1
Watch		24.2	16.6	3.3	2.0	.5	.9	47.5
At-risk		2.4	4.0	4.5	2.0	.6	.1	13.6
		$1,993.8	$1,265.5	$733.1	$457.3	$152.6	$39.9	$4,642.2
Owner/operator:
Performing		$151.8	$140.5	$130.5	$66.3	$24.5	$4.0	$517.6
Watch		.9	1.9	1.1	.5	.2		4.6
At-risk		.6	.8	.8	.2	.1		2.5
		$153.3	$143.2	$132.4	$67.0	$24.8	$4.0	$524.7
Total customer retail		$2,147.1	$1,408.7	$865.5	$524.3	$177.4	$43.9	$5,166.9
Total	$2,234.0	$2,824.4	$1,875.9	$1,133.1	$659.5	$323.7	$150.5	$9,201.1

At March 31, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Gross charge-offs:
Customer retail:
Fleet			$.9					$.9
Owner/operator				$.2				.2
Total			$.9	$.2				$1.1

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

	Dealer		Customer Retail
				Owner/
At March 31, 2024	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$2,091.6	$2,129.3	$4,640.7	$511.6	$9,373.2
31 – 60 days past due			11.6	3.0	14.6
Greater than 60 days past due			42.7	2.6	45.3
	$2,091.6	$2,129.3	$4,695.0	$517.2	$9,433.1

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

	Dealer		Customer Retail
				Owner/
At December 31, 2023	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$1,953.3	$2,080.9	$4,589.2	$518.2	$9,141.6
31 – 60 days past due			45.3	4.8	50.1
Greater than 60 days past due			7.7	1.7	9.4
	$1,953.3	$2,080.9	$4,642.2	$524.7	$9,201.1

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	Dealer		Customer Retail
				Owner/
At March 31, 2024	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$34.5	$1.9	$36.4
Amortized cost basis with no specific reserve			5.8	1.7	7.5
			$40.3	$3.6	$43.9

	Dealer		Customer Retail
				Owner/
At December 31, 2023	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$8.2	$1.8	$10.0
Amortized cost basis with no specific reserve			5.3	.8	6.1
			$13.5	$2.6	$16.1

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended
	March 31
	2024	2023
Fleet	$.4	$.2
Owner/operator	.1
	$.5	$.2

Customers Experiencing Financial Difficulty

The amortized cost basis of finance receivables that were modified with customers experiencing financial difficulty was $.4 and $.3 for the three month ended March 31, 2024 and 2023, respectively. These modifications provided only insignificant term extensions. Total modifications with customers experience financial difficulty represented less than .1% of the total retail portfolio on an annualized basis for the three month ended March 31, 2024 and 2023.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $18.3 at both March 31, 2024 and December 31, 2023.

Proceeds from sales of repossessed assets were $4.6 and $1.9 for the three months ended March 31, 2024 and 2023, respectively. These amounts are included in Proceeds from disposals of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the three months ended March 31, 2024 and full year 2023 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR. The foreign affiliates operate in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil. Loans to these foreign affiliates during 2024 and 2023 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada, Australia and Brasil. The Company will not make loans to the foreign affiliates in excess of the equivalent of $1,100.0 U.S. dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Amounts outstanding at March 31, 2024 and December 31, 2023, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada, Australia and Brasil, are summarized below:

	March 31	December 31
	2024	2023
Due from PACCAR and affiliates
Loans due from PACCAR	$1,061.0	$1,016.0
Loans due from foreign finance affiliates	743.0	716.0
Receivables	20.5	18.7
	$1,824.5	$1,750.7

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$25.0	$1.9
Payables	77.7	56.7
	$102.7	$58.6

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31
	2024	2023
Net income	$29.2	$41.1
Other comprehensive income (loss)
Derivative contracts increase (decrease)	1.9	(8.2)
Total comprehensive income	$31.1	$32.9

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) of $12.9 and $11.0 at March 31, 2024 and December 31, 2023, respectively, is comprised of the unrealized net gain (loss) on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended
	March 31
	2024	2023
Balance at beginning of period	$11.0	$18.4
Amounts recorded in AOCI
Unrealized gain (loss) on derivative contracts	4.8	(8.6)
Income tax effect	(1.2)	2.1
Amounts reclassified out of AOCI
Interest and other borrowing costs	(2.3)	(2.3)
Income tax effect	.6	.6

Net other comprehensive income (loss)	1.9	(8.2)

Balance at end of period	$12.9	$10.2

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	March 31	December 31
Level 2	2024	2023
Assets:
Impaired loans, net of specific reserves (2024 - $4.5)	$23.8
Used trucks held for sale	35.2	$29.7
Derivative contracts	6.7	1.2

Liabilities:
Derivative contracts	$3.8	$5.2

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at March 31, 2024 and 2023 were $7.9 and $.7 during the first three months of 2024 and 2023, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$981.0	$959.8	$956.0	$941.7
Due from foreign finance affiliates	652.0	628.3	559.0	536.5
Fixed rate loans	5,457.0	5,369.5	5,380.4	5,324.4

Liabilities:
Fixed rate debt	$6,637.6	$6,547.1	$6,084.5	$6,005.8

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $6.7 at March 31, 2024.

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

At March 31, 2024, the notional amount of these contracts totaled $644.6 with amounts expiring over the next 10.0 years. Notional maturities for all interest-rate contracts are nil for the remainder of 2024, $80.0 for 2025, $30.0 for 2026, $139.1 for 2027, $8.5 for 2028 and $387.0 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	March 31, 2024		December 31, 2023
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$6.7		$1.2
Accounts payable, accrued expenses and other		$3.8		$5.2
Gross amounts recognized in Balance Sheets	6.7	3.8	1.2	5.2

Less amounts not offset in financial instruments	(.7)	(.7)	(.4)	(.4)
Pro forma net amount	$6.0	$3.1	$.8	$4.8

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 10.0 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at March 31, 2024 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $7.7, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2024	2023
Medium-term notes:
Carrying amount of the hedged liabilities	$429.5	$76.4
Cumulative basis adjustment included in the carrying amount	(.5)	(3.6)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(8.3) and $(10.3) as of March 31, 2024 and December 31, 2023, respectively.

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended
	March 31
	2024	2023
(Gain) loss on fair value hedges
Derivatives	$(3.2)	$(13.9)
Hedged items	5.1	15.1
Gain on cash flow hedges
Reclassified from AOCI into income	(2.3)	(2.3)
	$(.4)	$(1.1)

NOTE G – Income Taxes

The Company’s effective income tax rate for the first quarter of 2024 was 23.4% compared to 25.0% for the first quarter of 2023, reflecting changes in the state tax expense during 2024 as compared to 2023.

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

PACCAR FINANCIAL CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended
	March 31
	2024	2023	% Change
New business volume by product:
Retail loans and finance leases	$598.4	$518.4	15
Equipment on operating leases	37.7	22.2	70
Dealer master notes	61.4	36.2	70
	$697.5	$576.8	21
New loan and lease unit volume:
Retail loans and finance leases	4,200	3,600	17
Equipment on operating leases	200	200
	4,400	3,800	16
Average earning assets by product:
Retail loans and finance leases	$6,759.2	$6,012.9	12
Dealer wholesale financing	1,955.8	1,142.5	71
Dealer master notes	461.9	333.3	39
Average finance receivables	9,176.9	7,488.7	23
Equipment on operating leases	620.6	901.5	(31)
	$9,797.5	$8,390.2	17
Revenue by product:
Retail loans and finance leases	$114.7	$84.6	36
Equipment on operating leases	52.3	69.9	(25)
Dealer wholesale financing	26.1	12.4	110
Dealer master notes	6.3	3.6	75
Used truck sales and other revenues	11.8	7.0	69
	211.2	177.5	19
Income before income taxes	$38.1	$54.8	(30)

New Business Volume

New business volume in the first quarter of 2024 increased to $697.5 from $576.8 in the first quarter of 2023. New business volume from retail loans and finance leases in the first quarter of 2024 increased to $598.4 from $518.4 in the first quarter of 2023 due to higher retail sales of PACCAR trucks, a higher amount financed per truck and higher market share in 2024. Equipment on operating leases new business volume increased to $37.7 in the first quarter of 2024 from $22.2 in first quarter of 2023, reflecting higher fleet business on new PACCAR trucks and a higher amount financed per truck in 2024. Dealer master notes new business volume increased to $61.4 in the first quarter of 2024 from $36.2 in the first quarter of 2023 due to increased finance volume from dealers.

Finance market share of new PACCAR truck sales increased to 16.8% in the first quarter of 2024 from 16.5% in the first quarter of 2023.

Revenues

The Company’s revenues increased to $211.2 in the first quarter of 2024 from $177.5 in the first quarter of 2023, primarily driven by higher portfolio yields and higher average wholesale and retail portfolio balances, partially offset by a lower average operating lease portfolio.

Income Before Income Taxes

The Company’s income before income taxes was $38.1 for the first quarter of 2024 compared to $54.8 for the first quarter of 2023. The decrease in income before income taxes in 2024 was primarily the result of lower operating lease margin of $17.0, reflecting lower results from returned lease assets, and a higher provision for losses of $6.5, partially offset by higher finance margin of $9.9.

PACCAR FINANCIAL CORP.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $147.8 at March 31, 2024 and $145.5 at December 31, 2023. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the first quarter, the Company recognized losses on used trucks, excluding repossessions, of $4.6 in 2024 compared to gains of $8.8 in 2023, including losses on multiple unit transactions of $5.7 in 2024 compared to $.1 in 2023. Used truck losses related to repossessions, which are recognized as credit losses, were $2.8 and nil in 2024 and 2023, respectively.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the three months ended March 31, 2024 and 2023 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended March 31, 2023	$100.6	$53.1	$47.5
Increase (decrease)
Average finance receivables	23.6		23.6
Average receivables from PACCAR and affiliates	(1.4)		(1.4)
Average debt balances		12.3	(12.3)
Yields	24.3		24.3
Borrowing rates		24.3	(24.3)

Total increase	46.5	36.6	9.9

Three Months Ended March 31, 2024	$147.1	$89.7	$57.4

•
Average finance receivables increased $1,688.2 in the first quarter of 2024, primarily due to higher dealer wholesale financing and a larger retail loan and finance lease portfolio, which increased interest and fee income by $23.6.
•
Average receivables from PACCAR and affiliates decreased $137.8 in the first quarter of 2024 as a result of collections exceeding new loans to affiliated companies, which decreased interest and fee income by $1.4.
•
Average debt balances increased $1,221.8 in the first quarter of 2024, reflecting higher funding requirements for the portfolio and affiliated companies, increasing interest and other borrowing costs by $12.3. The average debt balances reflect funding for the average earning asset portfolio, including retail loans, finance leases, wholesale financing and equipment on operating leases.
•
Yields increased $24.3 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 5.7% and 4.7% in the first quarter of 2024 and 2023, respectively. Yields on receivables from PACCAR and affiliates were 4.2% in the first quarter of 2024 compared to 2.8% in the first quarter of 2023.
•
Average borrowing rates in the first quarter of 2024 were 4.1% compared to 2.8% in the first quarter of 2023 due to higher debt market interest rates, resulting in an increase of $24.3 in interest and other borrowing costs.

PACCAR FINANCIAL CORP.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the three months ended March 31, 2024 and 2023 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended March 31, 2023	$69.9	$48.2	$21.7
(Decrease) increase
Operating lease impairments		2.9	(2.9)
Results on returned lease assets		9.8	(9.8)
Average operating lease assets	(32.8)	(27.7)	(5.1)
Revenue and cost per asset	15.2	14.4	.8

Total decrease	(17.6)	(.6)	(17.0)

Three Months Ended March 31, 2024	$52.3	$47.6	$4.7

•
Operating lease impairments increased in 2024 due to lower used truck market prices.
•
Results on returned lease assets increased depreciation and other rental expenses by $9.8, primarily due to losses on sales of returned lease units in 2024 as compared to gains in 2023.
•
Average operating lease assets decreased in 2024 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•
Revenue per asset increased by $15.2 primarily due to higher lease rates, reflecting higher average truck value financed and higher market rates. Cost per asset increased by $14.4 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the first quarter of 2024 compared to the first quarter of 2023:

	Three Months Ended
	March 31
	2024	2023
Used truck sales	$8.7	$4.2
Insurance, franchise and other revenues	3.1	2.8
Used truck sales and other revenues	11.8	7.0

Cost of used truck sales	10.1	4.4
Insurance, franchise and other expenses	1.4	.8
Cost of used truck sales and other expenses	11.5	5.2

Results from used trucks and other	$.3	$1.8

Results from used trucks and other in the first quarter of 2024 decreased by $1.5 from the first quarter of 2023, primarily due to lower results from the sale of used trucks received on trade driven by lower used truck market prices.

SG&A

The Company’s selling, general and administrative expenses (SG&A) increased in the first quarter to $17.2 in 2024 from $15.6 in 2023 primarily due to higher personnel and related expenses. As an annualized percentage of average earning assets, the Company’s SG&A was .7% for both the first quarter of 2024 and 2023.

PACCAR FINANCIAL CORP.

Allowance for Credit Losses

The following table summarizes information on the Company's allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Three Months Ended	Year Ended	Three Months Ended
	March 31	December 31	March 31
	2024	2023	2023
Balance at beginning of period	$61.0	$61.7	$61.7
Provision for losses	7.1	8.1	.6
Charge-offs	(5.4)	(9.8)	(1.1)
Recoveries	.1	1.0	.3
Balance at end of period	$62.8	$61.0	$61.5

Ratios:
Charge-offs, net of recoveries ($5.3 in 2024) to
average total portfolio ($9,176.9 in 2024)
annualized at March 31, 2024	.23%	.11%	.04%

Allowance for credit losses ($62.8 in 2024) to period-end
total portfolio ($9,513.2 in 2024)	.66%	.66%	.81%

Period-end retail loan and lease receivables past
due over 30 days ($59.9 in 2024) to period-end
retail loan and lease receivables ($6,777.0 in 2024)	.88%	.88%	.13%

The provision for losses on receivables was $7.1 for the first quarter of 2024 compared to $.6 for the first quarter of 2023, primarily due to higher charge-offs, portfolio growth and higher past due balances in 2024.

Charge-offs, net of recoveries, were $5.3 in the first quarter of 2024 compared to $.8 in the first quarter of 2023 due to higher credit losses in 2024, including one large fleet customer as well as higher average loss severity from lower used truck market values.

Retail loan and lease receivables past due over 30 days at March 31, 2024 was .88%, compared to .88% at December 31, 2023 and .13% at March 31, 2023. The increase from March 31, 2023 was primarily due to three fleet customers becoming past due. The Company continues to focus on maintaining low past due balances.

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

PACCAR FINANCIAL CORP.

The post-modification balances of accounts modified during the three months ended March 31, 2024 and 2023 are summarized below:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Amortized	% of Total	Amortized	% of Total
	Cost Basis	Portfolio*	Cost Basis	Portfolio*
Commercial	$102.3	4.3%	$33.5	1.8%
Insignificant delay	28.7	1.2%	19.4	1.0%
Credit	.4		.3
	$131.4	5.5%	$53.2	2.8%

* Amortized cost basis immediately after modification as a percentage of period-end portfolio, on an annualized basis.

Modification activity increased to $131.4 in the first quarter of 2024 from $53.2 in the first quarter of 2023. The increase in Commercial modifications primarily reflects higher volumes of end-of-term refinancing. The increase in Insignificant Delay modifications reflects an increase in customers requesting payment relief for up to three months. There was $.4 of Credit modifications in the first quarter of 2024 compared to $.3 in the first quarter of 2023.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $2.9 of accounts during the first quarter of 2024, $2.7 of accounts during the fourth quarter of 2023 and $.3 of accounts in the first quarter of 2023 that were 30+ days past due and became current at the time of modification. Had the accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31	December 31	March 31
	2024	2023	2023
Pro forma percentage of retail loan and lease accounts 30+ days past due	.89%	.91%	.14%

Modifications of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2024, December 31, 2023 and March 31, 2023. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2023, December 31, 2023 and March 31, 2023.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	March 31		December 31		March 31
	2024		2023		2023
Retail loans	$5,068.6	53%	$5,028.2	54%	$4,580.0	60%
Retail leases	1,708.4	18%	1,710.4	18%	1,460.4	19%
Dealer wholesale financing	2,091.6	22%	1,953.3	21%	1,209.9	16%
Dealer master notes	564.5	6%	509.2	6%	330.0	4%
Operating lease receivables and other	80.1	1%	65.3	1%	55.8	1%

Total portfolio	$9,513.2	100%	$9,266.4	100%	$7,636.1	100%

Retail loans increased to $5,068.6 at March 31, 2024 from $5,028.2 at December 31, 2023, reflecting new business volume exceeding collections.

Retail leases decreased to $1,708.4 at March 31, 2024 from $1,710.4 at December 31, 2023, reflecting collections exceeding new business volume.

Dealer wholesale financing balances increased to $2,091.6 at March 31, 2024 from $1,953.3 at December 31, 2023 due to higher dealer new truck inventory and a higher average amount financed.

Dealer master notes were $564.5 at March 31, 2024 compared to $509.2 at December 31, 2023. Dealers may pay the loans early or make additional draws up to specified balances of the contracts and/or vehicles pledged to the Company. As of March 31, 2024, the underlying pledged contracts and/or vehicles were $624.8, of which the dealers have $56.5 as potential additional borrowing capacity.

PACCAR FINANCIAL CORP.

Income Taxes

The Company’s effective income tax rate for the first quarter of 2024 was 23.4% compared to 25.0% for the same period of 2023, reflecting changes in the state tax expense during 2024 as compared to 2023.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company's deferred income tax benefit for the first quarter of 2024 was $3.7 compared to $.7 for the first quarter of 2023. The Company's net deferred tax liability decreased to $473.2 at March 31, 2024 from $476.3 at December 31, 2023, primarily due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2024.

Company Outlook

Truck Industry Class 8 retail sales in the U.S. in 2024 are expected to be 220,000-255,000 units compared to 266,800 in 2023. Average earning assets in 2024 are expected to increase 6-8% compared to 2023 due to strong new business volume and dealer wholesale financing. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at March 31, 2024 are as follows:

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

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $3,000.0 at March 31, 2024. Of this amount, $1,000.0 expires in June 2024, $1,000.0 expires in June 2026 and $1,000.0 expires in June 2028. PACCAR and the Company intend to extend or replace these credit facilities on or before expiration. This extension or replacement could include similar borrowing capacity or upsizing the facility.

Of the $3,000.0 credit facilities, $2,268.0 is available for use by the Company and/or PACCAR and other non-U.S. PACCAR financial subsidiaries. The remaining $732.0 is allocated to PACCAR and other non-U.S. PACCAR financial subsidiaries. These credit facilities are maintained primarily to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the three months ended March 31, 2024.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of March 31, 2024 were $2,335.5 and $6,650.0, respectively.

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

PACCAR FINANCIAL CORP.

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

Other information on liquidity, sources of capital, and contractual cash commitments as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) continues to be relevant.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2023 Annual Report. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:
	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3(i)	001-11677
	(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677
(4)	Instruments defining the rights of security holders, including indentures:
	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273
	(b)	Forms of Medium-Term Note, Series P	S-3	November 2, 2018	4.2 and 4.3	333-228141
	(c)	Forms of Medium-Term Note, Series Q	S-3	November 1, 2021	4.3 and 4.4	333-260663
	(d)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934	10-K	February 21, 2024	4(d)	001-11677
(10)	Material contracts:
	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434
(31)	Rule 13a-14(a)/15d-14(a) Certifications:
	(a)	Certification of Principal Executive Officer*
	(b)	Certification of Principal Financial Officer*
(32)	Section 1350 Certifications:
	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*
(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
(101.SCH)		Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document*
(104)		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

____________

* filed herewith

PACCAR FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	May 2, 2024	/s/ Craig R. Gryniewicz
Craig R. Gryniewicz
President
(Authorized Officer)

/s/ Shannon L. Farrar
Shannon L. Farrar
Controller
(Chief Accounting Officer)