Form 10-K
period 2024-12-31
PACCAR FINANCIAL CORP
filed 2025-02-19
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024: None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2025:

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

PACCAR

PACCAR is a multinational company operating in three principal industry segments: (1) the Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment includes finance and leasing products and services provided to customers and dealers. Heavy-duty trucks have a gross vehicle weight (GVW) of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe and South America. Medium-duty trucks have a GVW ranging from 19,500 to 33,000 lbs (Class 6 to 7) in North America, and in Europe, light- and medium-duty trucks range between 6 and 16 metric tonnes. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. PACCAR’s Other business included the manufacturing and marketing of industrial winches through October 31, 2024, when PACCAR sold 100% of the capital stock of PACCAR Winch Inc.

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. PACCAR also designs and manufactures diesel engines, primarily for use in PACCAR’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF cab-over-engine (COE) trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF COE models assembled at Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 74% of total 2024 net sales and revenues.

Substantially all trucks are sold to independent dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed worldwide by a foreign subsidiary headquartered in the Netherlands and is also marketed and distributed by foreign subsidiaries in Brasil, Australia and Mexico. The decision to operate as a subsidiary or as a division is incidental to PACCAR’s Truck segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian Class 8 market was 30.7% of retail sales in 2024, and PACCAR’s medium-duty market share was 18.0%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to the four competitors of PACCAR in the U.S. In 2024, DAF had a 14.4% share of the European heavy-duty market and a 9.5% share of the light/medium duty market. These markets

PACCAR Financial Corp.

(Millions of Dollars)

are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

Aftermarket truck parts are sold and delivered to PACCAR’s independent dealers through PACCAR’s 20 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by PACCAR. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 20% of total 2024 net sales and revenues.

In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Canada, Mexico, Australia, Europe and South America through other wholly owned finance subsidiaries. PACCAR also conducts full-service leasing operations through wholly owned subsidiaries in Canada, Mexico, Germany and Australia. The Financial Services segment accounted for 6% of total 2024 net sales and revenues.

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

The Company conducts business with substantially all Kenworth and Peterbilt dealers in the United States. The volume of the Company’s business is significantly affected by PACCAR’s sales of trucks to its dealers and competition from other financing sources.

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

As of December 31, 2024, the Company employed 351 full-time employees, none of whom are represented by a collective bargaining agent.

Human Capital Management

The Company is committed to a strong, inclusive and collaborative culture and the Company’s excellent financial results reflect its outstanding workforce. The Company provides its employees with robust benefit packages, comprehensive training programs, tuition assistance and a work environment that promotes safety, respect and belonging.

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

PACCAR Financial Corp.

(Millions of Dollars)

Environmental and Sustainability Leadership

The Company’s environmental management system and policy are aligned with PACCAR’s overall commitment to the environment as an integral part of the continuous improvement process. Refer to Part I, Item 1 in PACCAR’s 2024 Annual Report on Form 10-K for further discussion on PACCAR’s environmental and sustainability leadership.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of December 31, 2024 and 2023. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2024, 2023 and 2022.

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

PACCAR Financial Corp.

(Millions of Dollars)

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

As of December 31, 2024, the total notional amount of interest-rate swap contracts outstanding was $661.6. These swap contracts are accounted for as cash flow or fair value hedges.

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

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2024, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2027 and does not limit the principal amount of debt securities that may be issued during the period. The total principal amount of medium-term notes outstanding for the Company as of December 31, 2024 was $7,250.0. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $4,000.0 at December 31, 2024. Of this amount, $1,500.0 expires in June 2025, $1,250.0 expires in June 2027 and $1,250.0 expires in June 2029. PACCAR and the Company intend to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration.

Of the $4,000.0 credit facilities, $3,088.0 is available for use by the Company and/or PACCAR and certain non-U.S. PACCAR financial subsidiaries. The remaining $912.0 is allocated to PACCAR and certain non-U.S. PACCAR financial subsidiaries. These

PACCAR Financial Corp.

(Millions of Dollars)

credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2024.

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $1,322.6 and $1,016.0 outstanding in loans due from PACCAR as of December 31, 2024 and 2023, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $720.0 and $716.0 outstanding in loans due from foreign finance affiliates of PACCAR as of December 31, 2024 and 2023, respectively. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the U.K., the Netherlands, Mexico, Canada and Australia. Loans to these foreign affiliates during 2024 and 2023 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada, and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $1,100.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2024, 2023 and 2022 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

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

Transition Risks Related to Climate Change

PACCAR has ongoing product development programs intended to address changing customer demand in the context of climate change and achieve its targeted reductions in emissions. These involve the continuing development of compliant clean diesel powertrains and the design, manufacture, and sale of alternative powertrain commercial vehicles (e.g., battery-electric, hybrid, hydrogen fuel cell, and hydrogen combustion). The pace of transition from diesel combustion to alternative powertrain commercial vehicles is highly uncertain and will be influenced by various factors. Refer to Part I, Item 1A in PACCAR’s 2024 Annual Report on Form 10-K for further discussion.

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

Credit Risk

The Company is exposed to the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of the loans, leases and derivative contracts with the Company. Although most of the financial assets of the Company are secured by the underlying equipment and sometimes other collateral, in the event a customer cannot meet its obligations to the Company, there is a risk the value of the underlying collateral will not be sufficient to recover the amounts owed to the Company, resulting in credit losses.

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

Information Technology and Cybersecurity

The Company relies on information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of its business processes and activities. Some of PACCAR’s products include telematics which provide over-the-air software updates, advanced fleet management tools and real-time data analytics on driver and vehicle performance. These computer systems and networks may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses/malware; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains a cybersecurity insurance policy and continues to invest in protections to guard against such events. Despite these safeguards, there remains a risk of system disruptions, unauthorized access and data loss.

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

Political, Regulatory and Economic Risks

Emissions Requirements and Reduction Targets

PACCAR’s operations and products are subject to extensive statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions. These include standards imposed by the U.S. Environmental Protection Agency (EPA), the European Union, U.S. state regulatory agencies (such as the California Air Resources Board), regulatory agencies in other international markets where the Company operates, and international accords related to climate change including the Paris Agreement. The primary laws and regulations are the EPA’s Greenhouse Gas Emissions Standards and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles, EPA’s Clean Truck Initiative, the Regulation of the European Parliament and of the Council on the Monitoring and Reporting of CO2 Emissions from Fuel Consumption of New Heavy-Duty Vehicles, and the Heavy-Duty Omnibus Regulation and Advanced Clean Truck (ACT) regulation of the California Air Resources Board. The EU regulations have set CO2 emission reduction targets and require a significant portion of vehicles

PACCAR Financial Corp.

(Millions of Dollars)

sold to be zero or near zero emission. Not meeting these targets would result in significant fines by the EU commission. The ACT regulation, which has been adopted by several states, requires an increasing percentage of medium- and heavy-duty trucks sold into the state to be zero emission.

PACCAR’s product planning is aligned with these statutory and regulatory requirements, and uses a climate change scenario analysis to limit global warming to below 2°C. Even without legislation to reduce greenhouse gas emissions, PACCAR expects to continue to significantly invest in technologies to improve fuel efficiency for its customers, which would also reduce greenhouse gas emissions.

PACCAR continually monitors developments in emissions and climate change-related laws and regulations in the markets in which PACCAR conducts business, and expects that climate change-related laws, regulations and international accords will continue to evolve. PACCAR cannot reasonably predict whether future laws, regulations and international accords could materially increase its environmental compliance costs, alter its product development strategy, or impact its business, financial condition or results of operations of PACCAR or the Company.

PACCAR, Cummins, Daimler Trucks and EVE Energy have partnered to produce state-of-the-art commercial vehicle batteries in a 21-gigawatt hour (GWh) factory in Marshall County, Mississippi. The factory is expected to start production in the next few years.

Litigation and Regulatory Actions

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and PACCAR Inc as their parent. Following the settlement, certain EC-related claims and lawsuits have been filed in various jurisdictions primarily in Europe against all major European truck manufacturers including PACCAR Inc and DAF. These claims and lawsuits include a number of collective proceedings, including class actions in the U.K. and Israel, alleging EC-related claims and seeking monetary damages. In certain jurisdictions, additional claimants may bring EC-related claims and lawsuits against PACCAR Inc or its subsidiaries.

The legal proceedings are moving through the court systems. Several European courts have issued judgments; some have been favorable while others have been unfavorable and are being appealed. In the U.K., one class action has been certified by the lower court and the proceeding remains in its preliminary stages. PACCAR Inc believes it has meritorious defenses to all of the pending legal claims. In 2023, several European courts issued judgments; some have been favorable while others have been unfavorable and are being appealed. Since early 2023, PACCAR Inc has been settling with selected claimants. In the first quarter 2023, PACCAR Inc recorded a non-recurring pre-tax charge of $600.0 ($446.4 after-tax) for the estimable total cost. The estimate may be adjusted as the legal process continues and potential settlements occur, which could have a material impact on the PACCAR Inc’s financial results.

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

PACCAR Financial Corp.

(Millions of Dollars)

preparedness. These exercises are used to train and update the Company’s Incident Response plan, including any gaps identified. The Company conducts yearly information security training for employees and conducts ongoing phishing tests.

PACCAR’s Security Risk Council, which includes the Company's Management and PACCAR's Chief Information Security Officer, meets regularly to cover risks, plans and updates to the security program. It briefs the PACCAR Board of Directors and/or the Audit Committee of the Board of Directors on technology and information security matters. Management and the PACCAR Board of Directors also receive periodic updates on the status of cybersecurity investments to guard against such events. In the event of a security breach, the PACCAR’s Security Risk Council evaluates its significance and briefs the PACCAR Board on the event.

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

ITEM 6. [Reserved]

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s results of operations for the years ended December 31, 2024 and 2023 are presented below. For information on the year ended December 31, 2022 refer to Part II, Item 7 in the 2023 Annual Report on Form 10-K.

	Year ended December 31
	2024	2023	% Change
New business volume by product:
Retail loans and finance leases	$3,103.6	$2,925.8	6
Equipment on operating leases	241.4	87.0	177
Dealer master notes	258.2	269.6	(4)
	$3,603.2	$3,282.4	10
New loan and lease unit volume:
Retail loans and finance leases	21,600	20,200	7
Equipment on operating leases	1,400	800	75
	23,000	21,000	10
Average earning assets by product:
Retail loans and finance leases	$7,092.2	$6,266.3	13
Dealer wholesale financing	2,387.1	1,528.0	56
Dealer master notes	470.5	399.3	18
Average finance receivables	9,949.8	8,193.6	21
Equipment on operating leases	630.8	802.5	(21)
	$10,580.6	$8,996.1	18
Revenue by product:
Retail loans and finance leases	$499.9	$384.3	30
Equipment on operating leases	182.5	235.4	(22)
Dealer wholesale financing	135.5	75.5	79
Dealer master notes	25.9	18.1	43
Used truck sales, other revenues and fees	36.7	20.8	76
	880.5	734.1	20
Income before income taxes	$154.6	$181.7	(15)

New Business Volume

New business volume increased to a record $3,603.2 in 2024 from $3,282.4 in 2023. New business volume from retail loans and finance leases increased to $3,103.6 in 2024 from $2,925.8 in 2023, primarily due to higher finance market share. Equipment on operating leases new business volume increased to $241.4 from $87.0, primarily driven by increased demand from one large fleet customer. Dealer master notes new business volume decreased to $258.2 in 2024 from $269.6 in 2023 due to decreased finance volume from dealers.

Finance market share of new PACCAR truck sales was 20.2% in 2024 compared to 18.9% in 2023.

The Company has programs to assign new lease and loan contracts to third parties to generate new business and to limit the risk of portfolio concentration with certain large customers. These transactions are accounted for as sales of the related retail loans, finance leases, or equipment on operating leases, and are excluded from new business volume. The Company sold retail loans and finance leases with a book value of $15.7 and $52.7 in 2024 and 2023, respectively, and received cash proceeds of $16.3 and $55.8 in 2024 and 2023, respectively. The Company retains servicing responsibilities for these retail loans and leases, and fees received for servicing are deferred and recognized over the contract term.

Revenues

The Company’s revenues increased to $880.5 in 2024 from $734.1 in 2023, primarily driven by higher portfolio yields and higher average wholesale and retail loan and finance leases portfolio balances, partially offset by a lower average operating lease portfolio.

PACCAR Financial Corp.

(Millions of Dollars)

Income Before Income Taxes

The Company’s income before income taxes was $154.6 in 2024 compared to $181.7 in 2023. The decrease in income before income taxes in 2024 was primarily the result of lower operating lease margin of $36.3 and a higher provision for losses of $29.4, partially offset by higher finance margin of $45.6.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $113.7 at December 31, 2024 and $145.5 at December 31, 2023. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $24.0 in 2024 compared to gains of $1.9 in 2023, including losses on multiple unit transactions of $18.8 in 2024 compared to $8.3 in 2023. Used truck losses related to repossessions, which are recognized as credit losses, were $5.6 in 2024 compared to $1.0 in 2023.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2024 compared to 2023 are summarized below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
2023	$477.9	$275.7	$202.2
Increase (decrease)
Average finance receivables	102.3		102.3
Average receivables from PACCAR and affiliates	2.2		2.2
Average debt balances		69.0	(69.0)
Yields	78.9		78.9
Borrowing rates		68.8	(68.8)
Total increase	183.4	137.8	45.6
2024	$661.3	$413.5	$247.8

•
Average finance receivables increased $1,756.2 in 2024 primarily due to higher dealer wholesale financing and a larger retail loan and finance lease portfolio, which increased interest and fee income by $102.3.
•
Average receivables from PACCAR and affiliates increased $47.7 in 2024 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $2.2.
•
Average debt balances increased $1,612.0 in 2024, increasing interest and other borrowing costs by $69.0. The average debt balances reflect higher funding requirements for the portfolio growth in retail loans, finance leases and wholesale receivables, as well as funding for the affiliated companies.
•
Yields increased $78.9 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 5.8% in 2024, compared to 5.1% in 2023. Yields on receivables from PACCAR and affiliates were 4.5% in 2024, compared to 3.2% in 2023.
•
Average borrowing rates in 2024 were 4.3% compared to 3.4% in 2023 due to higher debt market interest rates, resulting in an increase of $68.8 in interest and other borrowing costs.

PACCAR Financial Corp.

(Millions of Dollars)

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2024 compared to 2023 are summarized below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
2023	$235.4	$189.1	$46.3
(Decrease) increase
Operating lease impairments		7.9	(7.9)
Results on returned lease assets		16.5	(16.5)
Average operating lease assets	(77.0)	(62.7)	(14.3)
Revenue and cost per asset	24.1	21.7	2.4
Total decrease	(52.9)	(16.6)	(36.3)
2024	$182.5	$172.5	$10.0

•
Operating lease impairments increased in 2024 due to lower used truck market prices.
•
Results on returned lease assets increased depreciation and other rental expenses by $16.5, primarily due to losses on sales of returned lease units in 2024 compared to gains in 2023.
•
Average operating lease assets decreased in 2024 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•
Revenue and cost per asset increased by $24.1 primarily due to higher lease rates, reflecting higher average truck value financed and higher market rates. Cost per asset increased by $21.7 primarily due to higher depreciation.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2024 compared to 2023:

	Year ended December 31
	2024	2023
Used truck sales	$23.8	$9.4
Insurance, franchise and other revenues	12.9	11.4
Used truck sales and other revenues	36.7	20.8

Cost of used truck sales	26.8	10.4
Insurance, franchise and other expenses	7.5	4.6
Cost of used truck sales and other expenses	34.3	15.0

Results from used trucks and other	$2.4	$5.8

Results from used trucks and other decreased by $3.4 in 2024, primarily due to lower results from the sale of used trucks received on trade driven by lower used truck market prices.

SG&A

The Company’s SG&A increased to $68.1 in 2024 from $64.5 in 2023, primarily due to higher personnel and related expenses. As a percentage of average earning assets, the Company’s SG&A was .6% in 2024 compared to .7% in 2023.

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Year ended December 31
	2024	2023
Balance at beginning of period	$61.0	$61.7
Provision for losses	37.5	8.1
Charge-offs	(24.4)	(9.8)
Recoveries	.3	1.0
Balance at end of period	$74.4	$61.0

Ratios:
Charge-offs, net of recoveries ($24.1 in 2024) to average total portfolio ($9,949.8 in 2024)	.24%	.11%

Allowance for credit losses ($74.4 in 2024) to year-end total portfolio ($11,165.7 in 2024)	.67%	.66%

Year-end retail loan and lease receivables past due over 30 days ($98.2 in 2024) to year-end retail loan and lease receivables ($7,521.6 in 2024)	1.31%	.88%

The provision for losses on receivables was $37.5 in 2024 compared to $8.1 in 2023, primarily due to higher charge-offs, portfolio growth and higher past due balances in 2024.

Charge-offs, net of recoveries, were $24.1 in 2024 compared to $8.8 in 2023 due to higher credit losses in 2024, including three large fleet customers, as well as higher average loss severity from lower used truck market values.

Retail loan and lease receivables past due over 30 days were 1.31% at December 31, 2024 compared to .88% at December 31, 2023. The increase from December 31, 2023 was primarily due to four large fleet customers becoming past due in 2024. The Company continues to focus on maintaining low past due balances.

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

PACCAR Financial Corp.

(Millions of Dollars)

The post-modification balances of accounts modified during 2024 and 2023 are summarized below:

	Year ended December 31
	2024		2023
	Amortized Cost Basis	% of Total Portfolio*	Amortized Cost Basis	% of Total Portfolio*

Commercial	$385.5	3.5%	$163.9	1.8%
Insignificant Delay	128.3	1.1%	196.3	2.1%
Credit	199.8	1.8%	3.1
	$713.6	6.4%	$363.3	3.9%

* Amortized cost basis immediately after modification as a percentage of the year-end portfolio balance.

Modification activity increased to $713.6 in 2024 from $363.3 in 2023. The increase in Commercial modifications reflects higher volumes of refinancing. The decrease in Insignificant Delay modifications reflects a decrease in customers requesting payment relief for up to three months. The increase in Credit modifications is primarily due to two large fleet customers that were granted a weighted average of five months term extension. These customers were not past due at the time of modification and at December 31, 2024.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $21.3 accounts during the fourth quarter of 2024 and $2.7 accounts during the fourth quarter of 2023 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	As of December 31
	2024	2023
Pro forma percentage of retail loan and lease accounts 30+ days past due	1.57%	.91%

The Company typically requires customers to pay current before granting modifications. The higher proforma percentage of retail loan and lease accounts 30+ days past due at December 31, 2024 was primarily due to a modification with an insignificant term extension granted to one large fleet customer with additional collateral.

A contract modification that improves the past due status reduces the probability of default. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. Modification of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2024 and 2023.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31		December 31
	2024		2023
Retail loans	$5,675.3	51%	$5,028.2	54%
Retail leases	1,846.3	16%	1,710.4	18%
Dealer wholesale financing	3,070.1	27%	1,953.3	21%
Dealer master notes	518.1	5%	509.2	6%
Operating lease receivables and other	55.9	1%	65.3	1%
Total portfolio	$11,165.7	100%	$9,266.4	100%

Retail loans increased to $5,675.3 at December 31, 2024 from $5,028.2 at December 31, 2023, reflecting new business volume exceeding collections.

Retail leases increased to $1,846.3 at December 31, 2024 from $1,710.4 at December 31, 2023, reflecting new business volume exceeding collections.

PACCAR Financial Corp.

(Millions of Dollars)

Dealer wholesale financing balances increased to $3,070.1 at December 31, 2024 from $1,953.3 at December 31, 2023, due to higher dealer new truck inventory and higher average amount financed. In addition, during the fourth quarter of 2024 the Company acquired $492.7 of wholesale receivables for one large dealer.

Dealer master notes increased to $518.1 at December 31, 2024 from $509.2 at December 31, 2023. Dealers may pay the loans early or make additional borrowings up to specified balances of the contracts and/or vehicles pledged to the Company. As of December 31, 2024, the underlying pledged contracts and/or vehicles were $677.4, of which the dealers have $134.4 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate was 24.8% for 2024 compared to 23.2% for 2023, reflecting changes in the state tax expense during 2024 as compared to 2023.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

During 2024, the Company’s deferred income tax benefit was $7.6 compared to a deferred income tax provision of $11.2 during 2023. The Company’s net deferred tax liability decreased to $467.7 at December 31, 2024 from $476.3 at December 31, 2023, primarily due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2025.

Company Outlook

Average earning assets in 2025 are expected to be similar to 2024. If current freight transportation conditions decline due to a weaker economy, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2024 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2024, the Company filed a shelf registration statement to issue medium-term notes. The shelf registration statement expires in November 2027 and does not limit the principal amount of debt securities that may be issued during the period.

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $4,000.0 at December 31, 2024. Of this amount, $1,500.0 expires in June 2025, $1,250.0 expires in June 2027 and $1,250.0 expires in June 2029. PACCAR and the Company intend to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration.

Of the $4,000.0 credit facilities, $3,088.0 is available for use by the Company and/or PACCAR and certain non-U.S. PACCAR financial subsidiaries. The remaining $912.0 is allocated to PACCAR and certain non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2024.

PACCAR Financial Corp.

(Millions of Dollars)

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of December 31, 2024 were $3,618.9 and $7,250.0, respectively.

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

The following summarizes the Company’s contractual cash commitments at December 31, 2024:

	Maturity
	Within			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Borrowings*	$5,318.9	$3,600.0	$1,600.0	$350.0	$10,868.9
Interest on debt**	269.6	327.4	102.0	73.9	772.9
Operating leases	.3	.4			.7
Total	$5,588.8	$3,927.8	$1,702.0	$423.9	$11,642.5

* Commercial paper included in borrowings is at par value.

** Interest on floating rate debt is based on the applicable market rates at December 31, 2024.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space.

In addition, the Company had loan and lease commitments of $394.5 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

Operating Leases

Trucks sold pursuant to agreements accounted for as operating leases are disclosed in “Note C – Equipment on Operating Leases” in the Notes to the Financial Statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to five years. The resulting residual values on operating leases generally range between 30% and 60% of original equipment cost. If the sales price of a truck at the end of the term of the agreement differs from the Company’s estimated residual value, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

During 2024, market values on equipment returning upon operating lease maturity were generally lower than the residual values on the equipment, resulting in an increase in depreciation expense of $10.9.

PACCAR Financial Corp.

(Millions of Dollars)

At December 31, 2024, the aggregate residual value of equipment on operating leases was $257.5. A 10% decrease in used truck values, if expected to persist over the remaining maturities of the Company's operating leases, would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $14.2 in 2025, $5.9 in 2026, $2.7 in 2027, $1.6 in 2028 and $1.3 in 2029 and thereafter.

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

Individually evaluated receivables on non-accrual status are generally considered collateral dependent. Large balance retail and all wholesale receivables on non-accrual status are individually evaluated for loss based on the value of the underlying collateral or a discounted cash flow analysis. Small balance receivables on non-accrual status with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

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

The Company has developed a range of loss estimates of its portfolio based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. Adjustments to historical loss information are made for changes in forecasted economic conditions that are specific to the industry and market in which the Company conducts business. The Company utilizes economic forecasts from third-party sources and determines expected losses based on historical experience under similar market conditions. After determining the appropriate level of the allowance for credit losses, a provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of expected credit losses, net of recoveries, inherent in the portfolio.

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 30% and 70%. Over the past two years, the Company’s year-end 30+ days past due accounts of loan and lease receivables were 1.31% in 2024 and .88% in 2023.

Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 1 to 21 basis points of receivables. At December 31, 2024, 30+ days past dues were 1.31%. If past dues were 100 basis points higher or 2.31% as of December 31, 2024, the Company’s estimate of credit losses would likely have increased by a range of $1 to $16 depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

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

Fair Value (Losses) Gains

	Year ended December 31
	2024	2023
Assets
Fixed rate loans	$(109.4)	$(99.8)
Due from PACCAR	(22.9)	(20.2)
Due from foreign finance affiliates	(12.5)	(9.3)
Interest rate swaps related to debt	1.9	3.9

Liabilities
Fixed rate debt	163.4	110.5
Interest rate swaps related to debt	(20.7)	3.9
Total	$(.2)	$(11.0)

The Company’s debt as of December 31, 2024 and 2023 consisted of commercial paper and floating and fixed rate medium-term notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15. – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly owned subsidiary of PACCAR Inc) (the Company) as of December 31, 2024 and 2023, the related statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Used trucks held for sale

Description of the Matter

Included in Other assets on the Company’s Balance Sheet are used trucks held for sale of $113.7 million as of December 31, 2024. As discussed in Note J to the financial statements, the carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles.

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

Seattle, Washington

February 19, 2025

PACCAR Financial Corp.

STATEMENTS OF INCOME
	Year ended December 31
(Millions of Dollars)	2024	2023	2022
Interest and fee income	$661.3	$477.9	$318.5
Operating lease and rental revenues	182.5	235.4	306.1
Used truck sales and other revenues	36.7	20.8	18.3
TOTAL INTEREST AND OTHER REVENUES	880.5	734.1	642.9

Interest and other borrowing costs	413.5	275.7	138.8
Depreciation and other rental expenses	172.5	189.1	179.6
Cost of used truck sales and other expenses	34.3	15.0	8.6
Selling, general and administrative expenses	68.1	64.5	60.7
Provision for losses on receivables	37.5	8.1	(4.7)
TOTAL EXPENSES	725.9	552.4	383.0

INCOME BEFORE INCOME TAXES	154.6	181.7	259.9

Income taxes	38.3	42.2	63.1
NET INCOME	$116.3	$139.5	$196.8

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME
	Year ended December 31
(Millions of Dollars)	2024	2023	2022
Net income	$116.3	$139.5	$196.8
Other comprehensive income (loss)
Unrealized gains (losses) on derivative contracts
Gains (losses) arising during the period	6.7	(5.2)	(.9)
Tax effect	(1.7)	1.3	.2
Reclassification adjustment	(10.8)	(4.6)	27.9
Tax effect	2.7	1.1	(6.9)
Net other comprehensive (loss) income	(3.1)	(7.4)	20.3
TOTAL COMPREHENSIVE INCOME	$113.2	$132.1	$217.1

See Notes to Financial Statements.

PACCAR Financial Corp.

BALANCE SHEETS
	December 31	December 31
(Millions of Dollars)	2024	2023
ASSETS

Cash	$83.1	$175.1
Finance and other receivables, net of allowance for losses (2024 - $74.4 and 2023 - $61.0)	11,091.3	9,205.4
Due from PACCAR and affiliates	2,070.5	1,750.7
Equipment on operating leases, net of accumulated depreciation (2024 - $314.6 and 2023 - $412.5)	509.1	528.0
Other assets	266.5	337.8
TOTAL ASSETS	$14,020.5	$11,997.0

LIABILITIES

Accounts payable, accrued expenses and other	$696.7	$603.1
Due to PACCAR and affiliates	21.8	58.6
Commercial paper	3,610.3	2,842.4
Medium-term notes	7,216.6	6,071.7
Deferred taxes and other liabilities	473.6	490.0
TOTAL LIABILITIES	12,019.0	10,065.8

STOCKHOLDER'S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	178.7	171.6
Retained earnings	1,769.4	1,703.1
Accumulated other comprehensive income	7.9	11.0
TOTAL STOCKHOLDER'S EQUITY	2,001.5	1,931.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,020.5	$11,997.0

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS
	Year ended December 31
(Millions of Dollars)	2024	2023	2022
OPERATING ACTIVITIES

Net income	$116.3	$139.5	$196.8
Items included in net income not affecting cash:
Depreciation and amortization	171.9	181.9	167.9
Provision for losses on receivables	37.5	8.1	(4.7)
Deferred taxes	(7.6)	11.2	15.6
Administrative fees for services from PACCAR	7.1	7.0	8.6
Change in tax-related balances with PACCAR	.4	6.3	24.4
Increase in payables and other	69.8	40.2	144.0

NET CASH PROVIDED BY OPERATING ACTIVITIES	395.4	394.2	552.6

INVESTING ACTIVITIES

Finance and other receivables originated	(3,653.5)	(3,319.7)	(2,807.1)
Collections on finance and other receivables	2,785.4	2,470.7	2,366.4
Net increase in wholesale receivables	(1,116.8)	(860.1)	(355.6)
Loans to PACCAR and affiliates	(986.6)	(415.0)	(694.9)
Collections on loans from PACCAR and affiliates	662.0	555.0	350.9
Net decrease (increase) in other receivables to PACCAR and affiliates	14.0	16.0	(118.0)
Acquisitions of equipment for operating leases	(244.9)	(62.4)	(228.0)
Proceeds from disposals of equipment	188.1	176.1	213.5
Other, net	11.4	(11.4)	(69.5)

NET CASH USED IN INVESTING ACTIVITIES	(2,340.9)	(1,450.8)	(1,342.3)

FINANCING ACTIVITIES

Net increase in short-term commercial paper	767.0	1,191.1	574.2
Proceeds from medium-term notes	2,936.5	1,991.8	2,092.2
Payments of medium-term notes	(1,800.0)	(1,750.0)	(1,750.0)
Dividends paid	(50.0)	(250.0)	(100.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,853.5	1,182.9	816.4
NET (DECREASE) INCREASE IN CASH	(92.0)	126.3	26.7
CASH AT BEGINNING OF YEAR	175.1	48.8	22.1
CASH AT END OF YEAR	$83.1	$175.1	$48.8

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY
	Year ended December 31
(Millions of Dollars)	2024	2023	2022
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	171.6	164.6	156.0
Investments from PACCAR	7.1	7.0	8.6
Balance at end of year	178.7	171.6	164.6

RETAINED EARNINGS

Balance at beginning of year	1,703.1	1,813.6	1,716.8
Net income	116.3	139.5	196.8
Dividends paid	(50.0)	(250.0)	(100.0)
Balance at end of year	1,769.4	1,703.1	1,813.6

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of year	11.0	18.4	(1.9)
Net unrealized (loss) gain	(3.1)	(7.4)	20.3
Balance at end of year	7.9	11.0	18.4
TOTAL STOCKHOLDER’S EQUITY	$2,001.5	$1,931.2	$2,042.1

See Notes to Financial Statements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

On average, commercial and other modifications extended contractual terms by approximately four months in 2024 and three months in 2023, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2024 or 2023.

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

Individually evaluated receivables on non-accrual status are generally considered collateral dependent. Large balance retail and all wholesale receivables on non-accrual status are individually evaluated for loss based on the value of the underlying collateral or a discounted cash flow analysis. Small balance receivables on non-accrual status with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2024 or December 31, 2023. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $3.3 at December 31, 2024.

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

Income Taxes:

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2024, the United States Internal Revenue Service has completed examinations of PACCAR’s tax returns for all years through 2016. PACCAR’s state income tax returns remain subject to examination in other jurisdictions for the years ranging from 2012 through 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU expand the disclosures in the notes to the financial statements about specific cost and expense categories presented on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented. The Company is currently evaluating the impact of this update on the related notes to the financial statements.

The Company adopted the following standard on January 1, 2024, which had no impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables include the following:

	December 31	December 31
	2024	2023
Retail loans	$5,675.3	$5,028.2
Retail financing leases	1,846.3	1,710.4
Dealer wholesale financing	3,070.1	1,953.3
Dealer master notes	518.1	509.2
Operating lease receivables and other	55.9	65.3
	11,165.7	9,266.4
Less allowance for credit losses:
Loans and leases	(71.8)	(58.6)
Dealer wholesale financing	(1.1)	(1.0)
Operating lease receivables and other	(1.5)	(1.4)
	$11,091.3	$9,205.4

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Annual minimum payments due on loans and finance leases and a reconciliation of the undiscounted cash flows to the net investment in finance leases at December 31, 2024 are as follows:

	Loans	Finance Leases
2025	$1,954.9	$573.9
2026	1,440.8	458.8
2027	1,253.6	412.4
2028	886.0	310.0
2029	490.2	195.1
Thereafter	167.9	97.9
	$6,193.4	2,048.1
Unguaranteed residual values		56.0
Unearned interest on finance leases		(257.8)
Net investment in finance leases		$1,846.3

Included in Finance and other receivables, net of allowance for credit losses, on the Balance Sheets is accrued interest receivable, net of allowance for credit losses, of $32.8 and $31.6 as of December 31, 2024 and 2023, respectively.

Interest income recognized on finance leases was $98.7 and $77.8 for the years ended December 31, 2024 and 2023, respectively. Estimated residual values included with finance leases amounted to $56.0 in 2024 and $57.6 in 2023. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, repayment experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

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

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2024
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$1.7	$56.9	$1.4	$61.0
Provision for losses	.1	(.6)	37.9	.1	37.5
Charge-offs			(24.4)		(24.4)
Recoveries			.3		.3
Balance at December 31	$1.1	$1.1	$70.7	$1.5	$74.4

	2023
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$1.8	$57.9	$1.0	$61.7
Provision for losses		(.1)	8.0	.2	8.1
Charge-offs			(9.8)		(9.8)
Recoveries			.8	.2	1.0
Balance at December 31	$1.0	$1.7	$56.9	$1.4	$61.0

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

	2022
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$6.5	$57.1	$1.1	$65.7
Provision for losses		(4.7)			(4.7)
Charge-offs			(1.6)	(.1)	(1.7)
Recoveries			2.4		2.4
Balance at December 31	$1.0	$1.8	$57.9	$1.0	$61.7

* Operating lease and other trade receivables.

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of December 31, 2024 and 2023. The Company retains as collateral a security interest in the related equipment. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2024, 2023 and 2022.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

At December 31, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$3,064.1							$3,064.1
Watch	6.0							6.0
	$3,070.1							$3,070.1
Retail:
Performing	$229.8	$599.6	$562.3	$371.1	$181.6	$83.5	$128.1	$2,156.0
Watch		1.1	21.5	5.6	1.6	4.4	.4	34.6
	$229.8	$600.7	$583.8	$376.7	$183.2	$87.9	$128.5	$2,190.6
Total Dealer	$3,299.9	$600.7	$583.8	$376.7	$183.2	$87.9	$128.5	$5,260.7

Customer Retail:
Fleet:
Performing		$2,140.6	$1,418.7	$830.5	$398.9	$185.7	$39.8	$5,014.2
Watch		2.5	5.6	5.4	1.8	.5	.9	16.7
At-risk		19.3	148.5	61.2	29.3	3.1	.7	262.1
		$2,162.4	$1,572.8	$897.1	$430.0	$189.3	$41.4	$5,293.0
Owner/Operator:
Performing		$249.2	$109.0	$90.6	$67.0	$25.9	$5.4	$547.1
Watch		.5	2.5	1.6	.9	.4		5.9
At-risk		.5	.8	1.1	.3	.4		3.1
		$250.2	$112.3	$93.3	$68.2	$26.7	$5.4	$556.1
Total Customer Retail		$2,412.6	$1,685.1	$990.4	$498.2	$216.0	$46.8	$5,849.1
Total	$3,299.9	$3,013.3	$2,268.9	$1,367.1	$681.4	$303.9	$175.3	$11,109.8

At December 31, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total
Gross Charge-Offs:
Customer Retail:
Fleet		$.2	$4.5	$6.1	$1.2	$1.6	$5.8	$19.4
Owner/Operator			1.5	1.8	.5	.7	.5	5.0
Total		$.2	$6.0	$7.9	$1.7	$2.3	$6.3	$24.4

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

At December 31, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$1,951.4							$1,951.4
Watch	1.9							1.9
	$1,953.3							$1,953.3
Retail:
Performing	$280.7	$677.3	$467.2	$267.6	$135.2	$146.3	$106.6	$2,080.9
	$280.7	$677.3	$467.2	$267.6	$135.2	$146.3	$106.6	$2,080.9
Total Dealer	$2,234.0	$677.3	$467.2	$267.6	$135.2	$146.3	$106.6	$4,034.2

Customer Retail:
Fleet:
Performing		$1,967.2	$1,244.9	$725.3	$453.3	$151.5	$38.9	$4,581.1
Watch		24.2	16.6	3.3	2.0	.5	.9	47.5
At-risk		2.4	4.0	4.5	2.0	.6	.1	13.6
		$1,993.8	$1,265.5	$733.1	$457.3	$152.6	$39.9	$4,642.2
Owner/Operator:
Performing		$151.8	$140.5	$130.5	$66.3	$24.5	$4.0	$517.6
Watch		.9	1.9	1.1	.5	.2		4.6
At-risk		.6	.8	.8	.2	.1		2.5
		$153.3	$143.2	$132.4	$67.0	$24.8	$4.0	$524.7
Total Customer Retail		$2,147.1	$1,408.7	$865.5	$524.3	$177.4	$43.9	$5,166.9
Total	$2,234.0	$2,824.4	$1,875.9	$1,133.1	$659.5	$323.7	$150.5	$9,201.1

At December 31, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total
Gross Charge-Offs:
Customer Retail:
Fleet		$.5	$2.4	$.8	$.2	$3.8		$7.7
Owner/Operator		.2	.7	.8	.2		$.2	2.1
Total		$.7	$3.1	$1.6	$.4	$3.8	$.2	$9.8

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

	Dealer		Customer Retail
				Owner/
At December 31, 2024	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$3,070.1	$2,190.6	$5,203.5	$547.4	$11,011.6
31 – 60 days past-due			42.3	5.1	47.4
Greater than 60 days past-due			47.2	3.6	50.8
	$3,070.1	$2,190.6	$5,293.0	$556.1	$11,109.8

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

	Dealer		Customer Retail
				Owner/
At December 31, 2023	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$1,953.3	$2,080.9	$4,589.2	$518.2	$9,141.6
31 – 60 days past-due			45.3	4.8	50.1
Greater than 60 days past-due			7.7	1.7	9.4
	$1,953.3	$2,080.9	$4,642.2	$524.7	$9,201.1

The amortized cost basis of finance receivables that are on non-accrual status is as follows:

	Dealer		Customer Retail
				Owner/
At December 31, 2024	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$237.1	$2.2	$239.3
Amortized cost basis with no specific reserve			24.0	1.1	25.1
Total			$261.1	$3.3	$264.4

The increase in amortized cost basis with a specific reserve was primarily due to two large fleet customers.

	Dealer		Customer Retail
				Owner/
At December 31, 2023	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$8.2	$1.8	$10.0
Amortized cost basis with no specific reserve			5.3	.8	6.1
Total			$13.5	$2.6	$16.1

Interest income recognized on a cash basis for finance receivables that are on non-accrual status is as follows:

	2024	2023	2022
Fleet	$1.2	$.5	$.6
Owner/Operator	.1	.2	.1
	$1.3	$.7	$.7

Customers Experiencing Financial Difficulty

The Company modified $199.8 and $3.1 of finance receivables for customers experiencing financial difficulty during the years ended December 31, 2024 and 2023, respectively. Generally, other than insignificant term extensions and payment delays are modifications extending terms and payment delays for more than three months. The amortized cost basis of finance receivables for other than insignificant term extensions and payment delays for customers in financial difficulty was as follows:

	At December 31, 2024
	Amortized Cost Basis	% of Total Retail Portfolio
Customer Retail:
Fleet	$145.4	1.9%

The higher other than insignificant modifications to customers experiencing financial difficulties was primarily driven by two large fleet customers. These customers were not past due at the time of modification and at December 31, 2024. The modifications granted customers additional time to pay and added a weighted-average of five months to the life of the modified contracts. The Company provided only insignificant term extensions for the same periods in 2023.

The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. For certain modifications to customers experiencing financial difficulties that are at-risk at December 31, 2024 and December 31, 2023, the allowance for credit losses is based on the value of underlying collateral or a discounted cash flow analysis.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

There were $.8 and nil finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the year ended December 31, 2024 and 2023, respectively.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment on operating leases. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at December 31, 2024 and 2023 was $34.5 and $18.3, respectively.

Proceeds from the sales of repossessed assets were $30.5, $11.5 and $6.9 for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Income.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2025 of $317.8 are due as follows: $118.3 in 2025, $86.0 in 2026, $55.9 in 2027, $44.2 in 2028 and $13.4 in 2029 and thereafter. Depreciation expense related to equipment on operating leases was $153.9, $167.6 and $152.9 in 2024, 2023 and 2022, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2024, 2023 and 2022 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at December 31, 2024 and 2023, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	December 31	December 31
	2024	2023
Due from PACCAR and affiliates
Loans due from PACCAR	$1,322.6	$1,016.0
Loans due from foreign finance affiliates	720.0	716.0
Receivables	27.9	18.7
	$2,070.5	$1,750.7

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$2.3	$1.9
Payables	19.5	56.7
	$21.8	$58.6

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related payable due to PACCAR represents the related tax provision to be settled with PACCAR.

PACCAR has issued letters of credit as of December 31, 2024 in the amount of $.8 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. Fees for the services were $7.1 in 2024, $7.0 in 2023 and $8.6 in 2022 and are included in Additional paid-in capital.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from five facilities leased by PACCAR. Lease payments for the use of these facilities are included in the above-mentioned administrative services charged by PACCAR.

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $3.4, $3.1 and $4.9 for the years 2024, 2023 and 2022, respectively, and are included in Selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for the defined contribution plan were $2.0 in 2024 and 2023 and $1.9 in 2022 and are included in Selling, general and administrative expenses.

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive income (AOCI) of $7.9 and $11.0 at December 31, 2024 and 2023, respectively, is comprised of the unrealized net (loss) gain on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Balance at beginning of year	$11.0	$18.4	$(1.9)
Amounts recorded in AOCI
Unrealized gain (loss) on derivative contracts	6.7	(5.2)	(.9)
Income tax effect	(1.7)	1.3	.2
Amounts reclassified out of AOCI
Interest and other borrowing costs	(10.8)	(4.6)	27.9
Income taxes	2.7	1.1	(6.9)
Net other comprehensive (loss) income	(3.1)	(7.4)	20.3
Balance at end of year	$7.9	$11.0	$18.4

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

At December 31, 2024, the notional amount of these contracts totaled $661.6 with amounts expiring over the next 9.2 years. Notional maturities for all interest-rate contracts are $80.0 for 2025, $30.0 for 2026, $86.1 for 2027, $8.5 for 2028, $70.0 for 2029 and $387.0 thereafter.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	As of December 31
	2024		2023
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$3.3		$1.2
Accounts payable, accrued expenses and other		$7.0		$5.2
Gross amounts recognized in Balance Sheets	3.3	7.0	1.2	5.2

Less amounts not offset in financial instruments	(2.2)	(2.2)	(.4)	(.4)
Pro forma net amount	$1.1	$4.8	$.8	$4.8

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.9 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at December 31, 2024 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $4.7, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31	December 31
	2024	2023
Medium-term notes
Carrying amount of hedged liabilities	$492.9	$76.4
Cumulative basis adjustment included in the carrying amount	(7.1)	(3.6)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(2.6) and $(10.3) as of December 31, 2024 and 2023, respectively.

The following table presents the amount of expense (income) on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Income:

	As of December 31
	2024	2023
Loss (gain) on fair value hedges
Derivatives	$6.7	$(15.5)
Hedged items	1.0	22.6
Gain on cash flow hedges
Reclassified from AOCI into income	(10.8)	(4.6)
	$(3.1)	$2.5

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE G – BORROWINGS

The carrying amounts of borrowings are summarized as follows:

	As of December 31
	2024		2023
	Effective		Effective
	Rate	Borrowings	Rate	Borrowings
Commercial paper	4.5%	$3,610.3	5.3%	$2,842.4
Medium-term notes	4.1%	7,216.6	3.2%	6,071.7
	4.3%	$10,826.9	3.9%	$8,914.1

Commercial paper and medium-term notes borrowings were $10,826.9 and $8,914.1 at December 31, 2024 and 2023, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(42.0) and $(37.8) at December 31, 2024 and 2023, respectively. The effective rate is the weighted average rate as of December 31, 2024 and includes the effects of interest-rate swap agreements.

The annual principal maturities of the borrowings are as follows:

	Commercial	Term
	Paper	Notes	Total
2025	$3,618.9	1,700.0	$5,318.9
2026		2,100.0	2,100.0
2027		1,500.0	1,500.0
2028		600.0	600.0
2029 and after		1,350.0	1,350.0
	$3,618.9	$7,250.0	$10,868.9

Interest paid on borrowings was $358.2, $239.4 and $126.6 in 2024, 2023 and 2022, respectively.

In November 2024, the Company filed a shelf registration statement under the Securities Act of 1933. The registration expires in November 2027 and does not limit the principal amount of debt securities that may be issued during the period.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $4,000.0 at December 31, 2024. Of this amount, $1,500.0 expires in June 2025, $1,250.0 expires in June 2027 and $1,250.0 expires in June 2029. PACCAR and the Company intend to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration.

Of the $4,000.0 credit facilities, $3,088.0 is available for use by the Company and/or PACCAR and certain non-U.S. PACCAR financial subsidiaries. The remaining $912.0 is allocated to PACCAR and certain non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2024.

NOTE I – INCOME TAXES

The Company’s effective income tax rate was 24.8% for 2024 compared to 23.2% for 2023, reflecting changes in the state tax expense during 2024 as compared to 2023.

The components of the Company’s provision for income taxes include the following:

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

	Year ended December 31
	2024	2023	2022
Current provision
Federal	$38.2	$19.1	$34.7
State	7.7	11.9	12.8
	45.9	31.0	47.5
Deferred (benefit) provision
Federal	(7.6)	18.0	17.6
State		(6.8)	(2.0)
	(7.6)	11.2	15.6
Total provision for income taxes	$38.3	$42.2	$63.1

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	Year ended December 31
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
Effect of state	3.8%	2.2%	3.3%
	24.8%	23.2%	24.3%

Cash paid for income taxes was nil in 2024, 2023 and 2022. PACCAR Inc pays all federal and state income taxes on behalf of the Company.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	December 31	December 31
	2024	2023
Deferred tax assets:
Allowance for losses on receivables	$18.2	$14.9
Other	9.8	7.6
Deferred tax liabilities:
Depreciation	(493.6)	(495.7)
Other	(2.1)	(3.1)
Net deferred tax liability	$(467.7)	$(476.3)

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	December 31	December 31
Level 2	2024	2023
Assets:
Impaired loans, net of specific reserves (2024 - $8.9)	$29.1
Used trucks held for sale	29.5	$29.7
Derivative contracts	3.3	1.2
Liabilities:
Derivative contracts	$7.0	$5.2

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements:

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at December 31, 2024 and 2023 were $5.8 and $5.7 during 2024 and 2023, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	December 31		December 31
	2024		2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$1,182.6	$1,185.8	$956.0	$941.7
Due from foreign finance affiliates	657.0	659.8	559.0	536.5
Fixed rate loans	5,814.2	5,849.7	5,380.4	5,324.4
Liabilities:
Fixed rate debt	$7,234.9	$7,229.0	$6,084.5	$6,005.8

NOTE K – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company believes that any reasonably possible range of losses with respect to these matters in addition to amounts accrued is not material to the Company’s financial statements.

At December 31, 2024, the Company has loan and lease commitments of $394.5 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

NOTE L – SEGMENT AND RELATED INFORMATION

The Company is a single reportable segment entity and derives its earnings primarily from financing or leasing of PACCAR products and services provided to truck customers and dealers in the United States. The Company’s chief operating decision maker is the Chief Executive Officer (CEO). The CEO evaluates the performance of the Company based on income before income taxes. The significant expenses reviewed by the CEO are consistent with those presented on the Company’s Statements of Income. Refer to the Company’s financial statements under Part II, Item 8 for further information.

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s year end ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Audit Fees

Audit fees charged to the Company were $1.3 in 2024 and $1.1 in 2023.

Other Fees

No other fees were charged to the Company by the principal accountant.

As a wholly owned subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2024 proxy statement. During the year ended December 31, 2024, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2024, 2023 and 2022

Statements of Comprehensive Income – Years Ended December 31, 2024, 2023 and 2022

Balance Sheets – December 31, 2024 and 2023

Statements of Cash Flows – Years Ended December 31, 2024, 2023 and 2022

Statements of Stockholder’s Equity – Years Ended December 31, 2024, 2023 and 2022

Notes to Financial Statements – December 31, 2024, 2023 and 2022

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the financial statements and notes thereto.

(3) Listing of Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3(i)	001-11677

	(ii)	Restated By-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series P	S-3	November 2, 2018	4.2 and 4.3	333-228141
	(c)	Forms of Medium-Term Note, Series Q	S-3	November 1, 2021	4.3 and 4.4	333-260663
	(d)	Forms of Medium-Term Note, Series R	S-3	November, 7 2024	4.4 and 4.5	333-283056
	(e)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 21, 2024	4(d)	001-11677

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434

(23)		Consent of Independent Registered Public Accounting Firm*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

(101.SCH)		Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document*

(104)		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* filed herewith

PACCAR Financial Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

Date	February 19, 2025	/s/ T. D. Drake
T. D. Drake
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)
Principal Executive Officer

/s/ H.C.A.M. Schippers	Chief Executive Officer
H.C.A.M. Schippers

(2)
Principal Financial Officer

/s/ C. R. Gryniewicz	Principal Financial Officer
C. R. Gryniewicz

(3)
Principal Accounting Officer

/s/ S. L. Farrar	Controller
S. L. Farrar

(4)
A Majority of the Board of Directors

/s/ H.C.A.M. Schippers	Director
H.C.A.M. Schippers

/s/ C. R. Gryniewicz	Director
C. R. Gryniewicz

/s/ T. D. Drake	Director
T. D. Drake