Form 10-K/A
period 2024-12-31
PACCAR FINANCIAL CORP
filed 2025-05-01
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

PACCAR Financial Corp.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) is being filed solely to update the Exhibit Index of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original 2024 10-K”) of PACCAR Financial Corp. (the “Company”) to include the Company’s Incentive Compensation Recovery Policy as Exhibit 97. The Company has also included current-dated Exhibit 31 certifications.

The Original 2024 10-K was filed with the Securities and Exchange Commission on February 19, 2025. Amendment No. 1 speaks as of the filing date of the Original 2024 10-K and should be read in conjunction with the Original 2024 10-K. No other changes have been made to the Original 2024 10-K.

PACCAR Financial Corp.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

Included as part of the Original 2024 10-K.

(a)(2) and (c) Financial Statement Schedules

Not applicable.

(a)(3) and (b) Exhibits

EXHIBIT INDEX

PACCAR Financial Corp.

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3(i)	001-11677

	(ii)	Restated By-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series P	S-3	November 2, 2018	4.2 and 4.3	333-228141
	(c)	Forms of Medium-Term Note, Series Q	S-3	November 1, 2021	4.3 and 4.4	333-260663
	(d)	Forms of Medium-Term Note, Series R	S-3	November, 7 2024	4.4 and 4.5	333-283056
	(e)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 21, 2024	4(d)	001-11677

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434

(23)		Consent of Independent Registered Public Accounting Firm#

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)#

(97)		PACCAR Financial Corp. Incentive Compensation Recovery Policy*

(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

(101.SCH)		Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document*

(104)		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* filed herewith

# filed with the Annual Report on Form 10-K on February 19, 2025.

PACCAR Financial Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

Date	May 1, 2025	/s/ T. D. Drake
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