Form 10-Q
period 2025-09-30
PACCAR FINANCIAL CORP
filed 2025-10-30
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Common Stock, $100 par value—145,000 shares as of October 29, 2025

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP.

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of Dollars)	2025	2024	2025	2024
Interest and fee income	$198.5	$174.9	$581.5	$482.9
Operating lease and rental revenues	33.0	45.4	108.3	140.1
Used truck sales and other revenues	4.4	8.1	24.4	25.6

TOTAL INTEREST AND OTHER REVENUES	235.9	228.4	714.2	648.6

Interest and other borrowing costs	125.7	112.0	368.0	299.5
Depreciation and other rental expenses	26.3	43.2	90.8	132.3
Cost of used truck sales and other expenses	2.6	7.4	20.8	24.5
Selling, general and administrative expenses	17.5	18.1	51.9	53.3
Provision for losses on receivables	14.7	9.9	32.9	23.1

TOTAL EXPENSES	186.8	190.6	564.4	532.7

INCOME BEFORE INCOME TAXES	49.1	37.8	149.8	115.9

Income taxes	12.1	9.3	35.9	28.2

NET INCOME	$37.0	$28.5	$113.9	$87.7
COMPREHENSIVE INCOME	$35.3	$22.8	$109.1	$83.2
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,846.3	$1,712.3	$1,769.4	$1,703.1
RETAINED EARNINGS AT END OF PERIOD	$1,883.3	$1,740.8	$1,883.3	$1,740.8

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

BALANCE SHEETS
	September 30	December 31
	2025	2024*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$49.4	$83.1
Finance and other receivables, net of allowance for losses (2025 - $75.9 and 2024 - $74.4)	11,204.6	11,091.3
Due from PACCAR and affiliates	2,138.0	2,070.5
Equipment on operating leases, net of accumulated depreciation (2025 - $278.4 and 2024 - $314.6)	394.4	509.1
Other assets	253.4	266.5

TOTAL ASSETS	$14,039.8	$14,020.5

LIABILITIES
Accounts payable, accrued expenses and other	$513.9	$696.7
Due to PACCAR and affiliates	33.3	21.8
Commercial paper	3,317.1	3,610.3
Medium-term notes	7,583.1	7,216.6
Deferred taxes and other liabilities	474.2	473.6

TOTAL LIABILITIES	11,921.6	12,019.0

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	186.3	178.7
Retained earnings	1,883.3	1,769.4
Accumulated other comprehensive income	3.1	7.9

TOTAL STOCKHOLDER'S EQUITY	2,118.2	2,001.5

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,039.8	$14,020.5

* The December 31, 2024 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 30
(Millions of Dollars)	2025	2024
OPERATING ACTIVITIES
Net income	$113.9	$87.7
Items included in net income not affecting cash:
Depreciation and amortization	93.6	131.2
Provision for losses on receivables	32.9	23.1
Deferred taxes	(.4)	(17.9)
Administrative fees for services from PACCAR	7.6	6.5
Change in tax-related balances with PACCAR	(11.4)	16.6
(Decrease) increase in payables and other	(162.9)	110.0

NET CASH PROVIDED BY OPERATING ACTIVITIES	73.3	357.2

INVESTING ACTIVITIES
Finance and other receivables originated	(2,502.4)	(2,741.6)
Collections on finance and other receivables	2,017.8	2,094.4
Net decrease (increase) in wholesale receivables	277.3	(754.2)
Loans to PACCAR and affiliates	(587.0)	(731.6)
Collections on loans from PACCAR and affiliates	476.0	537.0
Net decrease in other receivables to PACCAR and affiliates	50.0	127.0
Acquisitions of equipment for operating leases	(25.9)	(222.0)
Proceeds from disposals of equipment	144.0	142.0
Other, net	(4.1)	(15.0)

NET CASH USED IN INVESTING ACTIVITIES	(154.3)	(1,564.0)

FINANCING ACTIVITIES
Net (decrease) increase in short-term commercial paper	(295.9)	83.2
Proceeds from medium-term notes	1,743.2	2,538.5
Payments of medium-term notes	(1,400.0)	(1,500.0)
Dividends paid		(50.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	47.3	1,071.7

NET DECREASE IN CASH	(33.7)	(135.1)

CASH AT BEGINNING OF PERIOD	83.1	175.1

CASH AT END OF PERIOD	$49.4	$40.0

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of Dollars)	2025	2024	2025	2024
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0	$31.0	$31.0
Balance at end of period	31.0	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5	14.5	14.5
Balance at end of period	14.5	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	185.1	177.0	178.7	171.6
Investments from PACCAR	1.2	1.1	7.6	6.5
Balance at end of period	186.3	178.1	186.3	178.1

RETAINED EARNINGS

Balance at beginning of period	1,846.3	1,712.3	1,769.4	1,703.1
Net income	37.0	28.5	113.9	87.7
Dividends paid				(50.0)
Balance at end of period	1,883.3	1,740.8	1,883.3	1,740.8

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of period	4.8	12.2	7.9	11.0
Net unrealized loss	(1.7)	(5.7)	(4.8)	(4.5)
Balance at end of period	3.1	6.5	3.1	6.5

TOTAL STOCKHOLDER'S EQUITY	$2,118.2	$1,970.9	$2,118.2	$1,970.9

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU allow entities to elect a practical expedient, which assumes current conditions as of the balance sheet date do not change for the remaining life of the asset, when developing reasonable and supportable forecasts used in estimating expected credit losses of current accounts receivable. This ASU is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact of this update on the Company's financial statements.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	September 30	December 31
	2025	2024
Retail loans	$6,074.7	$5,675.3
Retail financing leases	1,836.9	1,846.3
Dealer wholesale financing	2,792.8	3,070.1
Dealer master notes	523.5	518.1
Operating lease receivables and other	52.6	55.9
	11,280.5	11,165.7

Less allowance for credit losses:
Loans and leases	(74.1)	(71.8)
Dealer wholesale financing	(1.1)	(1.1)
Operating lease receivables and other	(.7)	(1.5)
	$11,204.6	$11,091.3

Interest income recognized on finance leases was $27.4 and $81.8 for the three and nine months ended September 30, 2025, respectively, compared to $25.4 and $72.2 for the same periods in 2024. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2025 or December 31, 2024. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, commercial and other modifications extended contractual terms by approximately four months in 2025 and 2024, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2025 and December 31, 2024.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

more trucks. All other customer retail accounts are considered owner/operator. These two classes have similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk.

The allowance for credit losses is summarized as follows:

	2025
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.1	$1.1	$70.7	$1.5	$74.4
Provision for losses		.4	33.3	(.8)	32.9
Charge-offs			(31.9)		(31.9)
Recoveries			.5		.5
Balance at September 30	$1.1	$1.5	$72.6	$.7	$75.9

	2024
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$1.7	$56.9	$1.4	$61.0
Provision for losses		(.6)	23.7		23.1
Charge-offs			(15.1)		(15.1)
Recoveries			.2		.2

Balance at September 30	$1.0	$1.1	$65.7	$1.4	$69.2

* Operating lease and other trade receivables.

Charge-offs, net of recoveries, increased to $31.4 in the first nine months of 2025 from $14.9 in the first nine months of 2024. The increase in charge-offs reflected a soft truckload market and included losses on four large fleet customers which were provisioned for previously. The higher charge-offs also reflect higher average loss severity due to normalizing used truck market values when compared to previous periods.

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of September 30, 2025 or December 31, 2024. The Company retains as collateral a security interest in the related equipment.

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

At September 30, 2025	Revolving Loans	2025	2024	2023	2022	2021	Prior	Total
Amortized cost:
Dealer:
Wholesale:
Performing	$2,785.8							$2,785.8
Watch	7.0							7.0
	$2,792.8							$2,792.8
Retail:
Performing	$230.5	$389.4	$525.4	$462.0	$302.0	$132.1	$127.3	$2,168.7
Watch		4.9	1.0	11.4	3.9	.8	1.8	23.8
	$230.5	$394.3	$526.4	$473.4	$305.9	$132.9	$129.1	$2,192.5
Total dealer	$3,023.3	$394.3	$526.4	$473.4	$305.9	$132.9	$129.1	$4,985.3

Customer retail:
Fleet:
Performing		$1,584.7	$1,815.3	$1,100.1	$557.8	$210.6	$73.1	$5,341.6
Watch		44.9	15.0	39.6	35.0	17.1	1.0	152.6
At-risk		6.5	26.6	91.7	27.0	4.7	7.3	163.8
		$1,636.1	$1,856.9	$1,231.4	$619.8	$232.4	$81.4	$5,658.0
Owner/operator:
Performing		$203.2	$190.4	$77.8	$57.0	$32.7	$8.9	$570.0
Watch		1.4	1.8	2.9	2.3	1.0	.3	9.7
At-risk		.7	.9	1.0	1.8	.3	.2	4.9
		$205.3	$193.1	$81.7	$61.1	$34.0	$9.4	$584.6
Total customer retail		$1,841.4	$2,050.0	$1,313.1	$680.9	$266.4	$90.8	$6,242.6
Total	$3,023.3	$2,235.7	$2,576.4	$1,786.5	$986.8	$399.3	$219.9	$11,227.9

Nine Months Ended September 30, 2025	Revolving Loans	2025	2024	2023	2022	2021	Prior	Total
Gross charge-offs:
Customer retail:
Fleet			$2.4	$13.5	$10.8	$1.5	$.4	$28.6
Owner/operator		$.1	.8	.9	1.0	.3	.2	3.3
Total		$.1	$3.2	$14.4	$11.8	$1.8	$.6	$31.9

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At December 31, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total
Amortized cost:
Dealer:
Wholesale:
Performing	$3,064.1							$3,064.1
Watch	6.0							6.0
	$3,070.1							$3,070.1
Retail:
Performing	$229.8	$599.6	$562.3	$371.1	$181.6	$83.5	$128.1	$2,156.0
Watch		1.1	21.5	5.6	1.6	4.4	.4	34.6
	$229.8	$600.7	$583.8	$376.7	$183.2	$87.9	$128.5	$2,190.6
Total dealer	$3,299.9	$600.7	$583.8	$376.7	$183.2	$87.9	$128.5	$5,260.7

Customer retail:
Fleet:
Performing		$2,140.6	$1,418.7	$830.5	$398.9	$185.7	$39.8	$5,014.2
Watch		2.5	5.6	5.4	1.8	.5	.9	16.7
At-risk		19.3	148.5	61.2	29.3	3.1	.7	262.1
		$2,162.4	$1,572.8	$897.1	$430.0	$189.3	$41.4	$5,293.0
Owner/operator:
Performing		$249.2	$109.0	$90.6	$67.0	$25.9	$5.4	$547.1
Watch		.5	2.5	1.6	.9	.4		5.9
At-risk		.5	.8	1.1	.3	.4		3.1
		$250.2	$112.3	$93.3	$68.2	$26.7	$5.4	$556.1
Total customer retail		$2,412.6	$1,685.1	$990.4	$498.2	$216.0	$46.8	$5,849.1
Total	$3,299.9	$3,013.3	$2,268.9	$1,367.1	$681.4	$303.9	$175.3	$11,109.8

Twelve Months Ended December 31, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total
Gross charge-offs:
Customer retail:
Fleet		$.2	$4.5	$6.1	$1.2	$1.6	$5.8	$19.4
Owner/operator			1.5	1.8	.5	.7	.5	5.0
Total		$.2	$6.0	$7.9	$1.7	$2.3	$6.3	$24.4

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

	Dealer		Customer Retail
				Owner/
At September 30, 2025	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$2,792.8	$2,192.5	$5,513.9	$570.9	$11,070.1
31 – 60 days past due			54.0	9.1	63.1
Greater than 60 days past due			90.1	4.6	94.7
	$2,792.8	$2,192.5	$5,658.0	$584.6	$11,227.9

	Dealer		Customer Retail
				Owner/
At December 31, 2024	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$3,070.1	$2,190.6	$5,203.5	$547.4	$11,011.6
31 – 60 days past due			42.3	5.1	47.4
Greater than 60 days past due			47.2	3.6	50.8
	$3,070.1	$2,190.6	$5,293.0	$556.1	$11,109.8

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	Dealer		Customer Retail
				Owner/
At September 30, 2025	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$163.3	$4.0	$167.3
Amortized cost basis with no specific reserve			.6	.9	1.5
			$163.9	$4.9	$168.8

	Dealer		Customer Retail
				Owner/
At December 31, 2024	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$237.1	$2.2	$239.3
Amortized cost basis with no specific reserve			24.0	1.1	25.1
			$261.1	$3.3	$264.4

The decrease in amortized cost basis with a specific reserve at September 30, 2025 from December 31, 2024 reflected several large fleet customers being charged off upon repossession of the collateral. The net decrease in the total amortized cost basis of finance receivables on non-accrual status also reflected customers paying current and recognition of interest income resumed.

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Fleet			$4.2	$1.0
Owner/operator			.1	.1
			$4.3	$1.1

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Customers Experiencing Financial Difficulty

The Company modified $49.9 and $103.3 of finance receivables for customers experiencing financial difficulty during the first nine months of 2025 and 2024, respectively. Generally, other than insignificant term extensions and payment delays are credit modifications extending terms and payment delays for more than three months. The amortized cost basis of finance receivables for other than insignificant term extensions and payment delays for customers in financial difficulty was as follows:

	Three Months Ended		Nine Months Ended
	As of September 30		As of September 30
	2025	2024	2025	2024
Customer Retail:
Fleet	$39.0	$3.2	$46.1	$75.2
Owner/operator			.2
	$39.0	$3.2	$46.3	$75.2
Annualized % of total retail portfolio	2.0%	.2%	.8%	1.4%

These credit modifications granted customers additional time to pay and added a weighted-average of five and six months to the life of the modified contracts in 2025 and 2024, respectively. The modifications primarily relate to term extensions for one large fleet customer in 2025 and one large fleet customer in 2024.

The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. For certain modifications to customers experiencing financial difficulties that are at-risk at September 30, 2025, December 31, 2024 and September 30, 2024, the allowance for credit losses is based on the value of underlying collateral or a discounted cash flow analysis.

There were $64.7 and nil finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the three and nine months ended September 30, 2025 and 2024, respectively. The 2025 balance primarily reflects one large fleet customer becoming past due.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $26.8 at September 30, 2025 and $34.5 at December 31, 2024.

Proceeds from sales of repossessed assets were $65.6 and $21.1 for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in Proceeds from disposals of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the nine months ended September 30, 2025 and full year 2024 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

not make loans to the foreign affiliates in excess of the equivalent of $1,100.0 U.S. dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

Amounts outstanding at September 30, 2025 and December 31, 2024 including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	September 30	December 31
	2025	2024
Due from PACCAR and affiliates
Loans due from PACCAR	$1,296.6	$1,322.6
Loans due from foreign finance affiliates	807.0	720.0
Tax-related receivable due from PACCAR	9.1
Receivables	25.3	27.9
	$2,138.0	$2,070.5

Due to PACCAR and affiliates
Tax-related payable due to PACCAR		$2.3
Payables	33.3	19.5
	$33.3	$21.8

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Net income	$37.0	$28.5	$113.9	$87.7
Other comprehensive (loss) income
Derivative contracts decrease	(1.7)	(5.7)	(4.8)	(4.5)
Total comprehensive income	$35.3	$22.8	$109.1	$83.2

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (AOCI) of $3.1 and $7.9 at September 30, 2025 and December 31, 2024, respectively, is comprised of the unrealized net (loss) gain on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Balance at beginning of period	$4.8	$12.2	$7.9	$11.0
Amounts recorded in AOCI
Unrealized (loss) gain on derivative contracts	(1.8)	(4.5)	(5.6)	2.1
Income tax effect	.5	1.1	1.3	(.5)
Amounts reclassified out of AOCI
Interest and other borrowing costs	(.5)	(3.1)	(.8)	(8.1)
Income tax effect	.1	.8	.3	2.0

Net other comprehensive loss	(1.7)	(5.7)	(4.8)	(4.5)

Balance at end of period	$3.1	$6.5	$3.1	$6.5

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	September 30	December 31
Level 2	2025	2024
Assets:
Impaired loans, net of specific reserves (2025 - $3.2 and 2024 - $8.9)	$3.7	$29.1
Used trucks held for sale	19.0	29.5
Derivative contracts	7.5	3.3

Liabilities:
Derivative contracts	$1.1	$7.0

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at September 30, 2025 and 2024 were $2.3 and $3.7 during 2025 and 2024, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$1,201.6	$1,217.3	$1,182.6	$1,185.8
Due from foreign finance affiliates	749.0	760.7	657.0	659.8
Fixed rate loans	6,352.4	6,494.4	5,814.2	5,849.7

Liabilities:
Fixed rate debt	$7,601.7	$7,694.8	$7,234.9	$7,229.0

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $7.5 at September 30, 2025.

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

At September 30, 2025, the notional amount of these contracts totaled $981.6 with amounts expiring over the next 8.5 years. Notional maturities for all interest-rate contracts are nil for the remainder of 2025, $155.0 for 2026, $106.1 for 2027, $98.5 for 2028, $210.0 for 2029 and $412.0 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	September 30, 2025		December 31, 2024
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$7.5		$3.3
Accounts payable, accrued expenses and other		$1.1		$7.0
Gross amounts recognized in Balance Sheets	7.5	1.1	3.3	7.0
				-
Less amounts not offset in financial instruments	(1.1)	(1.1)	(2.2)	(2.2)
Pro forma net amount	$6.4		$1.1	$4.8

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.2 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at September 30, 2025 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $3.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30	December 31
	2025	2024
Medium-term notes:
Carrying amount of the hedged liabilities	$477.6	$492.9
Cumulative basis adjustment increase (decrease) included in the carrying amount	7.6	(7.1)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(.6) and $(2.6) as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
(Gain) loss on fair value hedges
Derivatives	$(.4)	$(18.1)	$(14.7)	$(15.7)
Hedged items	.8	20.0	16.3	21.4
Gain on cash flow hedges
Reclassified from AOCI into income	(.5)	(3.1)	(.8)	(8.1)
	$(.1)	$(1.2)	$.8	$(2.4)

NOTE G – Income Taxes

The Company’s effective income tax rate for the third quarter and first nine months of 2025 was 24.6% and 24.0%, respectively, compared to 24.6% and 24.3% for the same periods of 2024, reflecting changes in the state tax expense during 2025 as compared to 2024.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

expenses reviewed by the CEO are consistent with those presented on the Company’s Statements of Comprehensive Income and Retained Earnings. Refer to the Company’s financial statements under this Part I, Item 1 for further information.

PACCAR FINANCIAL CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2025	2024	% Change	2025	2024	% Change
New business volume by product:
Retail loans and finance leases	$836.9	$893.4	(6)	$2,306.2	$2,320.3	(1)
Equipment on operating leases	2.6	43.8	(94)	25.6	222.0	(88)
Dealer master notes	54.6	54.4		150.1	169.7	(12)
	$894.1	$991.6	(10)	$2,481.9	$2,712.0	(8)
New loan and lease unit volume:
Retail loans and finance leases	5,450	6,500	(16)	15,400	16,000	(4)
Equipment on operating leases	10	300	(97)	160	1,300	(88)
	5,460	6,800	(20)	15,560	17,300	(10)
Average earning assets by product:
Retail loans and finance leases	$7,804.6	$7,237.7	8	$7,632.8	$6,975.8	9
Dealer wholesale financing	2,860.6	2,603.1	10	2,963.0	2,276.7	30
Dealer master notes	522.5	465.0	12	524.1	465.9	12
Average finance receivables	11,187.7	10,305.8	9	11,119.9	9,718.4	14
Equipment on operating leases	476.4	662.0	(28)	509.2	638.9	(20)
	$11,664.1	$10,967.8	6	$11,629.1	$10,357.3	12
Revenue by product:
Retail loans and finance leases	$152.2	$129.6	17	$442.0	$365.7	21
Equipment on operating leases	33.0	45.4	(27)	108.3	140.1	(23)
Dealer wholesale financing	39.3	38.8	1	118.5	97.8	21
Dealer master notes	7.0	6.5	8	21.0	19.4	8
Used truck sales and other revenues	4.4	8.1	(46)	24.4	25.6	(5)
	235.9	228.4	3	714.2	648.6	10
Income before income taxes	$49.1	$37.8	30	$149.8	$115.9	29

New Business Volume

New business volume in the third quarter was $894.1 in 2025 and $991.6 in 2024, and in the first nine months, was $2,481.9 in 2025 and $2,712.0 in 2024. The decrease in both periods reflected lower retail sales of PACCAR trucks, partially offset by higher finance market share. Finance market share of new PACCAR truck sales increased to 23.1% and 21.0% in the third quarter and first nine months of 2025, respectively, from 21.9% and 20.6% in the third quarter and first nine months of 2024. New business volume from retail loans and finance leases in the third quarter of 2025 was $836.9 and $893.4 in the third quarter of 2024, and for the first nine months, new business volume from retail loans and leases was $2,306.3 in 2025 and $2,320.2 in 2024. Equipment on operating leases new business volume was $2.6 and $25.6 in the third quarter and first nine months of 2025 compared to $43.8 and $222.0 in the third quarter and first nine months of 2024, primarily due to higher demand from one large fleet customer in 2024. Dealer master notes new business volume of $54.6 in the third quarter of 2025 was comparable to $54.4 in the third quarter of 2024. In the first nine months, dealer master notes new business decreased to $150.1 in 2025 from $169.7 in 2024 due to decreased finance volume from dealers.

Revenues

The Company’s revenues increased to $235.9 and $714.2 in the third quarter and first nine months of 2025, respectively, from $228.4 and $648.6 in the third quarter and first nine months of 2024, primarily driven by higher average wholesale and retail loan portfolio balances and higher portfolio yields, partially offset by a lower average operating lease portfolio.

PACCAR FINANCIAL CORP.

Income Before Income Taxes

The Company’s income before income taxes was $49.1 for the third quarter of 2025 compared to $37.8 for the third quarter of 2024. The increase in income before income taxes in 2025 was primarily the result of higher finance margin of $9.9 and higher operating lease margin of $4.5, partially offset by a higher provision for losses of $4.8.

The Company’s income before income taxes was $149.8 for the first nine months of 2025 compared to $115.9 for the first nine months of 2024. The increase in income before income taxes in 2025 was primarily the result of higher finance margin of $30.1 and higher operating lease margin of $9.7, partially offset by a higher provision for losses of $9.8.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $76.3 at September 30, 2025 and $113.7 at December 31, 2024. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the third quarter, the Company recognized losses on used trucks, excluding repossessions, of $.2 in 2025 compared to $7.7 in 2024, including losses on multiple unit transactions of $.6 in 2025 compared to $5.1 in 2024. Used truck losses related to repossessions, which are recognized as credit losses, were $.6 in 2025 and $1.4 in 2024.

In the first nine months, the Company recognized losses on used trucks, excluding repossessions, of $5.5 in 2025 compared to $17.3 in 2024, including losses on multiple unit transactions of $4.5 in 2025 compared to $14.5 in 2024. Used truck losses related to repossessions, which are recognized as credit losses, were $2.4 in 2025 and $5.4 in 2024.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the three months ended September 30, 2025 and 2024 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended September 30, 2024	$174.9	$112.0	$62.9
Increase (decrease)
Average finance receivables	13.8		13.8
Average receivables from PACCAR and affiliates	4.6		4.6
Average debt balances		11.8	(11.8)
Yields	5.2		5.2
Borrowing rates		1.9	(1.9)

Total increase	23.6	13.7	9.9

Three Months Ended September 30, 2025	$198.5	$125.7	$72.8

•
Average finance receivables increased $881.9 in the third quarter of 2025 from the third quarter of 2024, primarily due to a larger retail loan and finance lease portfolio and higher dealer wholesale financing, which increased interest and fee income by $13.8.
•
Average receivables from PACCAR and affiliates increased $362.6 in the third quarter of 2025 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $4.6.
•
Average debt balances increased $1,031.2 in the third quarter of 2025, increasing interest and other borrowing costs by $11.8. The average debt balances reflect higher funding requirements for the portfolio growth in retail loans, finance leases and wholesale receivables, as well as funding for the affiliated companies.
•
Yields increased $5.2 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 6.1% and 5.9% in the third quarter of 2025 and 2024, respectively. Yields on receivables from PACCAR and affiliates were 5.0% in the third quarter of 2025 compared to 4.8% in the third quarter of 2024.
•
Average borrowing rates in the third quarter of 2025 were 4.5% compared to 4.4% in the third quarter of 2024 due to higher debt market interest rates, resulting in an increase of $1.9 in interest and other borrowing costs.

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the nine months ended September 30, 2025 and 2024 are outlined in the table below:

PACCAR FINANCIAL CORP.

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Nine Months Ended September 30, 2024	$482.9	$299.5	$183.4
Increase (decrease)
Average finance receivables	63.2		63.2
Average receivables from PACCAR and affiliates	14.3		14.3
Average debt balances		51.0	(51.0)
Yields	21.1		21.1
Borrowing rates		17.5	(17.5)

Total increase	98.6	68.5	30.1

Nine Months Ended September 30, 2025	$581.5	$368.0	$213.5

•
Average finance receivables increased $1,401.5 in the first nine months of 2025, primarily due to higher dealer wholesale financing and a larger retail loan and finance lease portfolio, which increased interest and fee income by $63.2.
•
Average receivables from PACCAR and affiliates increased $389.0 in the first nine months of 2025 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $14.3.
•
Average debt balances increased $1,514.5 in the first nine months of 2025, reflecting higher funding requirements for the portfolio and affiliated companies, increasing interest and other borrowing costs by $51.0. The average debt balances reflect higher funding requirements for the portfolio growth in retail loans, finance leases and wholesale receivables, as well as funding for the affiliated companies.
•
Yields increased $21.1 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 6.0% and 5.8% in the first nine months of 2025 and 2024, respectively. Yields on receivables from PACCAR and affiliates were 4.9% in the first nine months of 2025 compared to 4.4% in the same period of 2024.
•
Average borrowing rates in the first nine months of 2025 were 4.5% compared to 4.3% in the first nine months of 2024 due to higher debt market interest rates, resulting in an increase of $17.5 in interest and other borrowing costs.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the three months ended September 30, 2025 and 2024 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended September 30, 2024	$45.4	$43.2	$2.2
(Decrease) increase
Operating lease impairments		(5.9)	5.9
Results on returned lease assets		(2.1)	2.1
Average operating lease assets	(13.3)	(10.5)	(2.8)
Revenue and cost per asset	.9	1.6	(.7)

Total (decrease) increase	(12.4)	(16.9)	4.5

Three Months Ended September 30, 2025	$33.0	$26.3	$6.7

•
Operating lease impairments decreased depreciation and rental expenses by $5.9 due to improved used truck market prices in 2025.
•
Results on returned lease assets decreased depreciation and other rental expenses by $2.1, primarily due to lower losses on sales of returned lease units in 2025 as compared to 2024.
•
Average operating lease assets decreased in 2025 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•
Revenue per asset increased $.9 primarily due to higher lease rates from higher average truck value financed and higher rental utilization. Cost per asset increased $1.6 primarily due to higher vehicle related expenses.

PACCAR FINANCIAL CORP.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the nine months ended September 30, 2025 and 2024 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Nine Months Ended September 30, 2024	$140.1	$132.3	$7.8
(Decrease) increase
Operating lease impairments		(9.4)	9.4
Results on returned lease assets		(2.2)	2.2
Average operating lease assets	(38.4)	(29.8)	(8.6)
Revenue and cost per asset	6.6	(.1)	6.7

Total (decrease) increase	(31.8)	(41.5)	9.7

Nine Months Ended September 30, 2025	$108.3	$90.8	$17.5

•
Operating lease impairments decreased depreciation and rental expenses by $9.4, reflecting improved used truck market prices in 2025.
•
Results on returned lease assets decreased depreciation and other rental expenses by $2.2, primarily due to lower losses on sales of returned lease units in 2025 as compared to 2024.
•
Average operating lease assets decreased in 2025 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•
Revenue per asset increased $6.6 primarily due to higher lease rates from higher average truck value financed and higher rental utilization. Cost per asset decreased $.1 primarily due to lower depreciation expense.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Used truck sales	$1.2	$4.8	$14.8	$16.2
Insurance, franchise and other revenues	3.2	3.3	9.6	9.4
Used truck sales and other revenues	4.4	8.1	24.4	25.6

Cost of used truck sales	1.3	5.3	15.7	19.0
Insurance, franchise and other expenses	1.3	2.1	5.1	5.5
Cost of used truck sales and other expenses	2.6	7.4	20.8	24.5

Results from used trucks and other	$1.8	$.7	$3.6	$1.1

Results from used trucks and other in the third quarter and first nine months of 2025 increased by $1.1 and $2.5 from the third quarter and first nine months of 2024, respectively, primarily reflecting improved results from the sale of used trucks received on trade and higher flooring insurance margin.

SG&A

The Company’s selling, general and administrative expenses (SG&A) decreased in the third quarter to $17.5 in 2025 from $18.1 in 2024, and decreased for the first nine months to $51.9 in 2025 from $53.3 in 2024. The decrease in both periods was primarily due to lower professional fees and travel expenses. As an annualized percentage of average earning assets, the Company’s SG&A decreased to .6% in the third quarter and the first nine months of 2025 from .7% in the third quarter and first nine months of 2024.

PACCAR FINANCIAL CORP.

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30	December 31	September 30
	2025	2024	2024
Balance at beginning of period	$74.4	$61.0	$61.0
Provision for losses	32.9	37.5	23.1
Charge-offs	(31.9)	(24.4)	(15.1)
Recoveries	.5	.3	.2
Balance at end of period	$75.9	$74.4	$69.2

Ratios:
Charge-offs, net of recoveries ($31.4 in 2025) to
average total portfolio ($11,119.9 in 2025)
annualized at September 30, 2025	.38%	.24%	.20%

Allowance for credit losses ($75.9 in 2025) to period-end
total portfolio ($11,280.5 in 2025)	.67%	.67%	.65%

Period-end retail loan and lease receivables past
due over 30 days ($157.8 in 2025) to period-end
retail loan and lease receivables ($7,911.6 in 2025)	1.99%	1.31%	1.06%

The provision for losses on receivables was $32.9 for the first nine months of 2025 compared to $23.1 for the first nine months of 2024, reflecting portfolio growth and higher expected credit losses in 2025.

Charge-offs, net of recoveries, increased to $31.4 in the first nine months of 2025 from $14.9 in the first nine months of 2024. The increase in charge-offs reflected a soft truckload market and included losses on four large fleet customers which were provisioned for previously. The higher charge-offs also reflect higher average loss severity due to normalized used truck market values when compared to previous periods.

Retail loan and lease receivables past due over 30 days at September 30, 2025 was 1.99%, compared to 1.31% at December 31, 2024 and 1.06% at September 30, 2024. The increase in past dues from December 31, 2024 primarily reflects the effect of two large fleet customers becoming past due. The Company continues to focus on maintaining low past due balances.

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

PACCAR FINANCIAL CORP.

The post-modification balances of accounts modified during the nine months ended September 30, 2025 and 2024 are summarized below:

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
	Amortized	% of Total	Amortized	% of Total
	Cost Basis	Portfolio*	Cost Basis	Portfolio*
Commercial	$176.6	2.1%	$295.1	3.7%
Insignificant delay	133.1	1.6%	93.0	1.2%
Credit	49.9	.6%	103.3	1.3%
	$359.6	4.3%	$491.4	6.2%

* Amortized cost basis immediately after modification as a percentage of period-end portfolio, on an annualized basis.

Modification activity decreased to $359.6 in the first nine months of 2025 from $491.4 in the first nine months of 2024. The decrease in Commercial modifications primarily reflects lower volumes of end-of-term refinancing. The increase in Insignificant Delay modifications reflects an increase in customers requesting payment relief for up to three months. Of the $133.1 Insignificant Delay modifications, $127.5 or 96% were payment relief for customers that were current at the time of modification. The decrease in Credit modifications is primarily due to granting a six-month term extension to one large fleet customer in financial difficulty in 2024.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $37.4 of accounts during the third quarter of 2025, $21.3 of accounts during the fourth quarter of 2024 and $1.7 of accounts in the third quarter of 2024 that were 30+ days past due and became current at the time of modification. Had the accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30	December 31	September 30
	2025	2024	2024
Pro forma percentage of retail loan and lease accounts 30+ days past due	2.47%	1.57%	1.08%

The Company typically requires customers to pay current before granting modifications. The higher pro forma percentage of retail loan and lease accounts 30+ days past due at September 30, 2025 was primarily due to a modification with five months extension granted to one large fleet customer in financial difficulty.

A contract modification that improves the past due status reduces the probability of default. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. Modification of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2025, December 31, 2024 and September 30, 2024. For certain modifications to customers experiencing financial difficulties that are at-risk at September 30, 2025, December 31, 2024 and September 30, 2024, the allowance for credit losses is based on the value of the underlying collateral or a discounted cash flow analysis.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	September 30		December 31		September 30
	2025		2024		2024
Retail loans	$6,074.7	54%	$5,675.3	51%	$5,592.8	53%
Retail leases	1,836.9	16%	1,846.3	16%	1,793.5	17%
Dealer wholesale financing	2,792.8	25%	3,070.1	27%	2,707.5	25%
Dealer master notes	523.5	4%	518.1	5%	467.2	4%
Operating lease receivables and other	52.6	1%	55.9	1%	55.0	1%

Total portfolio	$11,280.5	100%	$11,165.7	100%	$10,616.0	100%

PACCAR FINANCIAL CORP.

Retail loans increased to $6,074.7 at September 30, 2025 from $5,675.3 at December 31, 2024, reflecting new business volume exceeding collections.

Retail leases were $1,836.9 at September 30, 2025, comparable to $1,846.3 at December 31, 2024.

Dealer wholesale financing balances decreased to $2,792.8 at September 30, 2025 from $3,070.1 at December 31, 2024 due to lower dealer new truck inventory.

Dealer master notes were $523.5 at September 30, 2025 compared to $518.1 at December 31, 2024. Dealers may pay the loans early or make additional draws up to specified balances of the contracts and/or vehicles pledged to the Company. As of September 30, 2025, the underlying pledged contracts and/or vehicles were $697.0 of which the dealers have $161.2 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the third quarter and first nine months of 2025 was 24.6% and 24.0%, respectively, compared to 24.6% and 24.3% for the same periods of 2024, reflecting changes in the state tax expense during 2025 as compared to 2024.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first nine months of 2025 was $.4 compared to $17.9 for the first nine months of 2024. The Company’s net deferred tax liability decreased to $465.7 at September 30, 2025 from $467.7 at December 31, 2024, primarily due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The most significant impact to the Company of the OBBBA is the permanent reinstatement of bonus depreciation for qualifying properties. The Company expects the impact will defer the payment of a portion of current federal income taxes and will have an immaterial impact to the Company’s Statements of Comprehensive Income.

Company Outlook

Truck Industry Class 8 retail sales in the U.S. in 2025 are expected to be 205,000-220,000 units compared to 240,200 in 2024. Average earning assets in 2025 are expected to increase 8-10%. If current freight transportation conditions decline due to a weaker economy, including the effect of ongoing tariff uncertainty, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume and average earning assets would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at September 30, 2025 are as follows:

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

PACCAR FINANCIAL CORP.

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $4,000.0 at September 30, 2025. Of this amount, $1,500.0 expires in June 2026, $1,250.0 expires in June 2028 and $1,250.0 expires in June 2030. PACCAR and the Company intend to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration.

Of the $4,000.0 credit facilities, $3,088.0 is available for use by the Company and/or PACCAR and certain non-U.S. PACCAR financial subsidiaries. The remaining $912.0 is allocated to PACCAR and certain non-U.S. PACCAR financial subsidiaries. These credit facilities are maintained primarily to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities for the three months ended September 30, 2025.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of September 30, 2025 were $3,322.9 and $7,600.0, respectively.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales or reduced market share; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in interest rates and other operating costs; insufficient liquidity in the capital markets and availability of other funding sources; cybersecurity risks to the Company’s information technology systems; pandemics; climate-related risks; global conflicts; litigation involving the Company or affiliated entities; and legislation and governmental regulation, including the potential impact of tariffs on PACCAR truck sales and the Company’s equipment costs.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2024 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2025, except that the risk factor under the heading “Litigation and Regulatory Actions” is revised as follows:

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

Several European courts have issued judgments; some have been favorable while others have been unfavorable and have been appealed. PACCAR Inc believes it has meritorious defenses to all of the pending legal claims. In the first quarter 2023, PACCAR Inc recorded a pre-tax charge of $600.0 million ($446.4 million after-tax) for the estimable total cost. PACCAR Inc has settled with the majority of claimants and continues to pursue appropriate resolutions. Due to ongoing settlement costs, PACCAR Inc updated its estimate and recorded an additional pre-tax charge of $350.0 million ($264.5 million after-tax) for the total estimable remaining costs in the first quarter of 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

PACCAR Financial Corp.
(Registrant)

Date	October 30, 2025	/s/ Terren D. Drake
Terren D. Drake
President
(Authorized Officer)

/s/ Shannon L. Farrar
Shannon L. Farrar
Controller
(Chief Accounting Officer)