Form 10-K
period 2025-12-31
PACCAR FINANCIAL CORP
filed 2026-02-18
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025: None

The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2026:

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

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. PACCAR also designs and manufactures diesel engines, primarily for use in PACCAR’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington; Mexicali, Mexico and Ste. Therese, Canada. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Chillicothe, Ohio; Denton, Texas and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF COE models assembled in Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 68% of total 2025 net sales and revenues.

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

There are four principal competitors in the U.S. and Canada commercial truck market. PACCAR’s share of the U.S. and Canadian Class 8 market was 29.9% of retail sales in 2025, and PACCAR’s medium-duty market share was 15.9%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to the four competitors of PACCAR in the U.S. In 2025, DAF had a 13.5% share of the European heavy-duty market and a 9.7% share of the light/medium duty market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

PACCAR Financial Corp.

(Millions of Dollars)

Aftermarket truck parts are sold and delivered to PACCAR’s independent dealers through PACCAR’s 21 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by PACCAR. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 24% of total 2025 net sales and revenues.

In addition to the Company, which provides financing, leasing and full-service truck leasing in the United States, PACCAR offers similar financing programs for PACCAR products in Canada, Mexico, Australia, Europe and South America through other wholly owned finance subsidiaries. PACCAR also conducts full-service leasing operations through wholly owned subsidiaries in Canada, Mexico, Germany and Australia. The Financial Services segment accounted for 8% of total 2025 net sales and revenues.

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

As of December 31, 2025, the Company employed 320 full-time employees, none of whom are represented by a collective bargaining agent.

Human Capital Management

The Company is committed to a strong and collaborative culture and the Company’s excellent financial results reflect its outstanding workforce. The Company provides its employees with robust benefit packages, comprehensive training programs, tuition assistance and a work environment that promotes safety and respect. The Company is also embedding artificial intelligence (AI) across its business to drive innovation, profitable growth and enhanced performance for PACCAR's customers.

Environmental and Sustainability Leadership

The Company’s environmental management system and policy are aligned with PACCAR’s overall commitment to the environment as an integral part of the continuous improvement process. Refer to Part I, Item 1 in PACCAR’s 2025 Annual Report on Form 10-K for further discussion on PACCAR’s environmental and sustainability leadership.

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

CUSTOMER CONCENTRATION, PAST DUE ACCOUNTS AND LOSS EXPERIENCE

Customer Concentration

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balance representing over 10% of the total portfolio assets as of December 31, 2025 and 2024. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2025, 2024 and 2023.

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

As of December 31, 2025, the total notional amount of interest-rate swap contracts outstanding was $1,623.6. These swap contracts are accounted for as cash flow or fair value hedges.

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

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2024, the Company filed a shelf registration statement to issue medium-term notes. The total principal amount of medium-term notes outstanding for the Company as of December 31, 2025 was $7,700.0. In February 2026, the Company issued $400.0 of medium-term notes under this registration. The shelf registration statement expires in November 2027 and does not limit the principal amount of debt securities that may be issued during the period. See “Note G – Borrowings” in the Notes to the Financial Statements for further information on the Company’s medium-term notes.

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $4,000.0 at December 31, 2025. Of this amount, $1,500.0 expires in June 2026, $1,250.0 expires in June 2028 and $1,250.0 expires in June 2030. PACCAR and the Company intend to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration.

Of the $4,000.0 credit facilities, $3,088.0 is available for use by the Company and/or PACCAR and certain non-U.S. PACCAR financial subsidiaries. The remaining $912.0 is allocated to PACCAR and certain non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2025.

RELATIONSHIP WITH PACCAR AND AFFILIATES

General

The operations of the Company are dependent on its relationship with PACCAR. Sales of PACCAR products are the Company’s principal source of its financing business. The Company receives administrative support from and pays dividends to its parent

PACCAR Financial Corp.

(Millions of Dollars)

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

Periodically, the Company makes loans to, borrows from and has intercompany transactions with PACCAR. The Company had $1,129.6 and $1,322.6 outstanding in loans due from PACCAR as of December 31, 2025 and 2024, respectively. In addition, the Company periodically loans funds to certain foreign finance and leasing affiliates of PACCAR. The Company had $702.0 and $720.0 outstanding in loans due from foreign finance affiliates of PACCAR as of December 31, 2025 and 2024, respectively. These affiliates have Support Agreements with PACCAR, similar to the Company’s Support Agreement with PACCAR described below. The foreign affiliates operate in the U.K., the Netherlands, Mexico, Canada and Australia. Loans to these foreign affiliates during 2025 and 2024 were denominated in United States dollars. The foreign affiliates primarily provide financing and leasing of PACCAR manufactured trucks and related equipment sold through the DAF, Kenworth and Peterbilt independent dealer networks in Europe, Mexico, Canada, and Australia. The Company will not make loans to the foreign affiliates in excess of the equivalent of $1,100.0 United States dollars, unless the amount in excess of such limit is guaranteed by PACCAR. The Company periodically reviews the funding alternatives for these affiliates, and these limits may be revised in the future.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

Support Agreement

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2025, 2024 and 2023 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company. See “Note D – Transactions with PACCAR and Affiliates” in the Notes to the Financial Statements.

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

Transition Risks Related to Climate Change

PACCAR has ongoing product development programs intended to address changing customer demand in the context of climate change and achieve its targeted reductions in emissions. These involve the continuing development of compliant clean diesel powertrains and the design, manufacture, and sale of alternative powertrain commercial vehicles (e.g., battery-electric, hybrid, hydrogen fuel cell, and hydrogen combustion). The pace of transition from diesel combustion to alternative powertrain commercial vehicles is highly uncertain and will be influenced by various factors. Refer to Part I, Item 1A in PACCAR’s 2025 Annual Report on Form 10-K for further discussion.

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

Information Technology, Cybersecurity and Artificial Intelligence (AI)

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

The Company is deploying AI tools to reduce operational costs and enhance performance for the Company and its customers, including the use of AI in its predictive analytics technology to forecast and implement vehicle service parameters to improve vehicle uptime. The Company’s business, financial condition and result of operations may eventually be adversely affected if it fails to integrate these rapidly developing technologies in a timely, cost-effective, compliant and responsible manner.

Political, Regulatory and Economic Risks

Emissions Requirements and Reduction Targets

PACCAR’s operations and products are subject to extensive statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions. These include standards imposed by the U.S. Environmental Protection Agency (EPA), the European Union, U.S. state regulatory agencies (such as the California Air Resources Board), regulatory agencies in other international markets where the PACCAR operates, and international accords. The primary laws and regulations are the EPA’s Greenhouse Gas Emissions Standards and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles, EPA’s Low NOx Rule, the Regulation of the European Parliament and of the Council on the Monitoring and Reporting of CO2 Emissions from Fuel Consumption of New

PACCAR Financial Corp.

(Millions of Dollars)

Heavy-Duty Vehicles, and the Heavy-Duty Omnibus Regulation, Emergency Rulemaking and, subject to pending litigation, the Advanced Clean Truck (ACT) regulation of the California Air Resources Board (CARB). The EU regulations have set CO2 emission reduction targets and require a significant portion of vehicles sold to be zero or near zero emission. Not meeting these targets would result in significant fines by the EU Commission. California's ACT regulation, which has been adopted by several states, requires an increasing percentage of medium- and heavy-duty trucks sold into the state to be zero emission. CARB's authority to enact the ACT regulations has been revoked by the U.S. Congress and President; however, the revocation, is currently being challenged and the outcome is uncertain.

PACCAR’s product planning is aligned with these statutory and regulatory requirements, and uses a climate change scenario analysis to limit global warming to below 2°C. Even without legislation to reduce greenhouse gas emissions, PACCAR expects to continue to significantly invest in technologies to improve fuel efficiency for its customers, which would further reduce greenhouse gas emissions.

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

Litigation and Regulatory Actions

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and PACCAR Inc as their parent. Following the settlement, certain EC-related claims and lawsuits have been filed in various jurisdictions primarily in Europe against all major European truck manufacturers including PACCAR Inc and DAF. These claims and lawsuits include individual and collective proceedings seeking monetary damages, including class actions in the United Kingdom (U.K.), the Netherlands and Israel. In certain jurisdictions, additional claimants may bring EC-related claims and lawsuits against PACCAR Inc or its subsidiaries.

Several European courts have issued judgments; some have been favorable while others have been unfavorable and have been appealed. PACCAR Inc believes it has meritorious defenses to all pending legal claims. In the first quarter 2023, PACCAR Inc recorded a non-recurring pre-tax charge of $600.0 ($446.4 after-tax) for the estimable total cost. PACCAR Inc has settled with a majority of claimants and continues to pursue appropriate resolutions. Due to ongoing settlement costs, PACCAR Inc updated its estimate and recorded an additional pre-tax charge of $350.0 ($264.5 after-tax) for the total estimable remaining costs in the first quarter of 2025.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

PACCAR maintains a comprehensive cybersecurity management and governance program, which includes the Company. The Company’s information security management system is based upon the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). The Company engages internal and third-party auditors and other professional parties when necessary, as part of its cybersecurity management program. The Company conducts penetration and compromise assessment tests, implements detection and prevention tools, monitors cyber events and has active disaster recovery plans. For third-party IT services, the Company conducts an architectural, privacy and security analysis of their solution. If any gaps are identified, the third-party remediates or mitigates the risk to an acceptable level. The Company simulates potential cyber-attacks and performs incident responses to test

PACCAR Financial Corp.

(Millions of Dollars)

preparedness. These exercises are used to train and update the Company’s Incident Response plan, including any gaps identified. The Company conducts yearly information security training for employees and conducts ongoing phishing tests.

PACCAR’s Security Risk Council, which includes the Company's Management and PACCAR’s Chief Information Security Officer, meets regularly to cover risks, plans and updates to the security program. It briefs the PACCAR Board of Directors and/or the Audit Committee of the Board of Directors on technology and information security matters. Management and the PACCAR Board of Directors also receive periodic updates on the status of cybersecurity investments to guard against such events. In the event of a security breach, the PACCAR’s Security Risk Council evaluates its significance and briefs the PACCAR Board on the event.

The Company has not experienced any notable security incidents that would have a material impact on the results of operations and financial condition of the Company. Some PACCAR dealers and suppliers have reported they have experienced cyberattacks and those have not caused any material impact to PACCAR or the Company.

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

ITEM 6. [Reserved]

PACCAR Financial Corp.

(Millions of Dollars)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s results of operations for the years ended December 31, 2025 and 2024 are presented below. For information on the year ended December 31, 2023 refer to Part II, Item 7 in the 2024 Annual Report on Form 10-K.

	Year Ended December 31
	2025	2024	% Change
New business volume by product:
Retail loans and finance leases	$3,229.5	$3,103.6	4
Equipment on operating leases	29.3	241.4	(88)
Dealer master notes	178.6	258.2	(31)
	$3,437.4	$3,603.2	(5)
New loan and lease unit volume:
Retail loans and finance leases	20,950	21,600	(3)
Equipment on operating leases	170	1,400	(88)
	21,120	23,000	(8)
Average earning assets by product:
Retail loans and finance leases	$7,714.0	$7,092.2	9
Dealer wholesale financing	2,881.3	2,387.1	21
Dealer master notes	521.8	470.5	11
Average finance receivables	11,117.1	9,949.8	12
Equipment on operating leases	487.6	630.8	(23)
	$11,604.7	$10,580.6	10
Revenue by product:
Retail loans and finance leases	$590.6	$499.9	18
Equipment on operating leases	139.8	182.5	(23)
Dealer wholesale financing	152.8	135.5	13
Dealer master notes	27.7	25.9	7
Used truck sales, other revenues and fees	31.2	36.7	(15)
	942.1	880.5	7
Income before income taxes	$189.2	$154.6	22

New Business Volume

New business volume decreased to $3,437.4 in 2025 from $3,603.2 in 2024, primarily due to lower equipment on operating leases new business volume, partially offset by higher amount financed per truck and higher finance market share in 2025. Finance market share of new PACCAR truck sales was 23.0% in 2025 compared to 20.2% in 2024. New business volume from retail loans and finance leases increased to $3,229.5 from $3,103.6 in 2024, primarily due to higher amount financed per truck. Equipment on operating leases new business volume decreased to $29.3 in 2025 from $241.4 in 2024, primarily due to higher demand from one large fleet customer in 2024. Dealer master notes new business volume decreased to $178.6 in 2025 from $258.2 in 2024 due to decreased finance volume from dealers.

Revenues

The Company’s revenues increased to $942.1 in 2025 from $880.5 in 2024, primarily driven by higher average retail loan and finance lease and dealer wholesale portfolio balances as well as higher portfolio yields, partially offset by a lower average operating lease portfolio.

PACCAR Financial Corp.

(Millions of Dollars)

Income Before Income Taxes

The Company’s income before income taxes was $189.2 in 2025 compared to $154.6 in 2024. The increase in income before income taxes in 2025 was primarily the result of higher finance margin of $38.5 and higher operating lease margin of $10.8, partially offset by a higher provision for losses of $15.0.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $118.3 at December 31, 2025 and $113.7 at December 31, 2024. These trucks include units returned from matured operating leases in the ordinary course of business and trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $6.0 in 2025 compared to $24.0 in 2024, including losses on multiple unit transactions of $4.9 in 2025 compared to $18.8 in 2024. Used truck losses related to repossessions, which are recognized as credit losses, were $2.6 in 2025 compared to $5.6 in 2024.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin in 2025 compared to 2024 are summarized below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
2024	$661.3	$413.5	$247.8
Increase (decrease)
Average finance receivables	70.2		70.2
Average receivables from PACCAR and affiliates	14.5		14.5
Average debt balances		52.1	(52.1)
Yields	25.1		25.1
Borrowing rates		19.2	(19.2)
Total increase	109.8	71.3	38.5
2025	$771.1	$484.8	$286.3

•
Average finance receivables increased $1,167.3 in 2025 primarily due to a larger retail loan and finance lease portfolio and higher dealer wholesale financing, which increased interest and fee income by $70.2.
•
Average receivables from PACCAR and affiliates increased $303.3 in 2025 as a result of new loans to affiliated companies exceeding collections, which increased interest and fee income by $14.5.
•
Average debt balances increased $1,164.8 in 2025, increasing interest and other borrowing costs by $52.1. The average debt balances reflect higher funding requirements for the portfolio growth in retail loans, finance leases and wholesale receivables, as well as funding for the affiliated companies.
•
Yields increased $25.1 due to higher yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 6.0% in 2025, compared to 5.8% in 2024. Yields on receivables from PACCAR and affiliates were 4.8% in 2025, compared to 4.5% in 2024.
•
Average borrowing rates in 2025 were 4.5% compared to 4.3% in 2024 due to higher debt market interest rates, resulting in an increase of $19.2 in interest and other borrowing costs.

PACCAR Financial Corp.

(Millions of Dollars)

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin in 2025 compared to 2024 are summarized below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
2024	$182.5	$172.5	$10.0
(Decrease) increase
Operating lease impairments		(14.0)	14.0
Results on returned lease assets		(2.5)	2.5
Average operating lease assets	(49.6)	(39.4)	(10.2)
Revenue and cost per asset	6.9	2.4	4.5
Total (decrease) increase	(42.7)	(53.5)	10.8
2025	$139.8	$119.0	$20.8

•
Lower operating lease impairments decreased depreciation and other rental expenses by $14.0, reflecting improved used truck market prices in 2025.
•
Results on returned lease assets decreased depreciation and other rental expenses by $2.5, primarily due to lower losses on sales of returned lease units in 2025 compared to 2024.
•
Average operating lease assets decreased $143.2 in 2025 due to the volume of expiring leases exceeding new business volume for leased vehicles, which decreased revenues by $49.6 and related depreciation and other expenses by $39.4.
•
Revenue and cost per asset increased by $6.9 primarily due to higher lease rates from higher average value financed and higher rental utilization. Cost per asset increased by $2.4 primarily due to higher depreciation expense.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for 2025 compared to 2024:

	Year ended December 31
	2025	2024
Used truck sales	$18.4	$23.8
Insurance, franchise and other revenues	12.8	12.9
Used truck sales and other revenues	31.2	36.7

Cost of used truck sales	20.4	26.8
Insurance, franchise and other expenses	6.6	7.5
Cost of used truck sales and other expenses	27.0	34.3

Results from used trucks and other	$4.2	$2.4

Results from used trucks and other increased by $1.8 in 2025, primarily reflecting improved results from the sale of used trucks received on trade and higher flooring insurance margin.

SG&A

The Company’s SG&A increased to $69.6 in 2025 from $68.1 in 2024, primarily due to higher personnel and related expenses. As a percentage of average earning assets, the Company’s SG&A was .6% in both 2025 and 2024.

PACCAR Financial Corp.

(Millions of Dollars)

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Year Ended December 31
	2025	2024
Balance at beginning of period	$74.4	$61.0
Provision for losses	52.5	37.5
Charge-offs	(44.6)	(24.4)
Recoveries	1.5	.3
Balance at end of period	$83.8	$74.4

Ratios:
Charge-offs, net of recoveries ($43.1 in 2025) to average total portfolio ($11,117.1 in 2025)	.39%	.24%

Allowance for credit losses ($83.8 in 2025) to year-end total portfolio ($11,100.3 in 2025)	.75%	.67%

Year-end retail loan and lease receivables past due over 30 days ($166.1 in 2025) to year-end retail loan and lease receivables ($8,106.9 in 2025)	2.05%	1.31%

The provision for losses on receivables was $52.5 in 2025 compared to $37.5 in 2024, reflecting an increase in 30+ days past due accounts and portfolio growth.

Charge-offs, net of recoveries, were $43.1 in 2025 compared to $24.1 in 2024. The increase in charge-offs were driven by a soft truckload market and included losses on several large fleet customers which were provisioned for previously.

Retail loan and lease receivables past due over 30 days were 2.05% at December 31, 2025 compared to 1.31% at December 31, 2024. The increase from December 31, 2024 reflected a soft truckload market and included three large fleet customers. The Company continues to focus on maintaining low past due balances.

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

PACCAR Financial Corp.

(Millions of Dollars)

The post-modification balances of accounts modified during 2025 and 2024 are summarized below:

	Year Ended December 31
	2025		2024
	Amortized Cost Basis	% of Total Portfolio*	Amortized Cost Basis	% of Total Portfolio*

Commercial	$275.0	2.5%	$385.5	3.5%
Insignificant Delay	259.6	2.3%	128.3	1.1%
Credit	80.0	.7%	199.8	1.8%
	$614.6	5.5%	$713.6	6.4%

* Amortized cost basis immediately after modification as a percentage of the year-end portfolio balance.

Modification activity decreased to $614.6 in 2025 from $713.6 in 2024. The decrease in Commercial modifications reflects lower volumes of end-of-term refinancing. The increase in Insignificant Delay modifications reflects an increase in customers requesting payment relief for up to three months. These customers were predominantly not past due at the time of modification and at December 31, 2025. The decrease in Credit modifications reflects fewer large customer contract modifications in 2025. Credit modifications in 2024 primarily included two large fleet customers in financial difficulty that were granted a weighted average of five months term extension.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $22.0 accounts during the fourth quarter of 2025 and $21.3 accounts during the fourth quarter of 2024 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	As of December 31
	2025	2024
Pro forma percentage of retail loan and lease accounts 30+ days past due	2.32%	1.57%

The Company typically requires customers to pay current before granting modifications. The higher proforma percentage of retail loan and lease accounts 30+ days past due at December 31, 2025 was primarily due to a modification with an insignificant term extension granted to one large fleet customer in financial difficulty.

A contract modification that improves the past due status reduces the probability of default. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. Modification of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2025 and 2024. For certain modifications to customers experiencing financial difficulties that are at-risk at December 31, 2025 and 2024, the allowance for credit losses is based on the value of the underlying collateral or a discounted cash flow analysis.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	December 31		December 31
	2025		2024
Retail loans	$6,256.7	56%	$5,675.3	51%
Retail leases	1,850.2	17%	1,846.3	16%
Dealer wholesale financing	2,440.8	22%	3,070.1	27%
Dealer master notes	510.4	4%	518.1	5%
Operating lease receivables and other	42.2	1%	55.9	1%
Total portfolio	$11,100.3	100%	$11,165.7	100%

Retail loans increased to $6,256.7 at December 31, 2025 from $5,675.3 at December 31, 2024, reflecting new business volume exceeding collections.

PACCAR Financial Corp.

(Millions of Dollars)

Retail leases were $1,850.2 at December 31, 2025, comparable to $1,846.3 at December 31, 2024.

Dealer wholesale financing balances decreased to $2,440.8 at December 31, 2025 from $3,070.1 at December 31, 2024, due to lower dealer new truck inventory.

Dealer master notes were $510.4 at December 31, 2025, comparable to $518.1 at December 31, 2024. Dealers may pay the loans early or make additional borrowings up to specified balances of the contracts and/or vehicles pledged to the Company. As of December 31, 2025, the underlying pledged contracts and/or vehicles were $677.0, of which the dealers have $158.8 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate was 23.8% for 2025 compared to 24.8% for 2024, reflecting changes in the state tax expense during 2025 as compared to 2024.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

During 2025, the Company’s deferred income tax benefit was $1.9 compared to $7.6 during 2024. The Company’s net deferred tax liability decreased to $464.4 at December 31, 2025 from $467.7 at December 31, 2024, primarily due to lower benefits from accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2026.

Company Outlook

Average earning assets in 2026 are expected to be similar to 2025. If current freight transportation conditions decline due to a weaker economy, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume and average earning assets would likely decline. See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect this outlook.

Funding and Liquidity

The Company’s debt ratings at December 31, 2025 are as follows:

Standard
	and Poor's	Moody's
Commercial paper	A-1	P-1
Senior unsecured debt	A+	A1

A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

The Company periodically registers debt securities under the Securities Act of 1933 for offering to the public. In November 2024, the Company filed a shelf registration statement to issue medium-term notes. In February 2026, the Company issued $400.0 of medium-term notes under this registration. The shelf registration statement expires in November 2027 and does not limit the principal amount of debt securities that may be issued during the period.

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $4,000.0 at December 31, 2025. Of this amount, $1,500.0 expires in June 2026, $1,250.0 expires in June 2028 and $1,250.0 expires in June 2030. PACCAR and the Company intend to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration.

Of the $4,000.0 credit facilities, $3,088.0 is available for use by the Company and/or PACCAR and certain non-U.S. PACCAR financial subsidiaries. The remaining $912.0 is allocated to PACCAR and certain non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The

PACCAR Financial Corp.

(Millions of Dollars)

Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2025.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of December 31, 2025 were $2,758.0 and $7,700.0, respectively.

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

The following summarizes the Company’s contractual cash commitments at December 31, 2025:

	Maturity
	Within			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Borrowings*	$4,858.0	$3,900.0	$1,350.0	$350.0	$10,458.0
Interest on debt	321.1	364.6	88.7	61.2	835.6
Operating leases	.3	.2			.5
Total	$5,179.4	$4,264.8	$1,438.7	$411.2	$11,294.1

* Commercial paper included in borrowings is at par value.

As described in “Note G – Borrowings” in the Notes to the Financial Statements, borrowings consist of medium-term notes and commercial paper. The Company has operating leases for office space.

In addition, the Company had loan and lease commitments of $358.4 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

PACCAR Financial Corp.

(Millions of Dollars)

During 2025, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $5.2.

At December 31, 2025, the aggregate residual value of equipment on operating leases was $185.5. A 10% decrease in used truck values, if expected to persist over the remaining maturities of the Company's operating leases, would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $10.6 in 2026, $3.9 in 2027, $2.2 in 2028, $1.7 in 2029 and $.1 in 2030 and thereafter.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 30% and 70%. Over the past two years, the Company’s year-end 30+ days past due accounts of loan and lease receivables were 2.05% in 2025 and 1.31% in 2024.

Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 1 to 23 basis points of receivables. At December 31, 2025, 30+ days past dues were 2.05%. If past dues were 100 basis points higher or 3.05% as of

PACCAR Financial Corp.

(Millions of Dollars)

December 31, 2025, the Company’s estimate of credit losses would likely have increased by a range of $1 to $19 depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: national and local economic, political and industry conditions; changes in the levels of new business volume due to unit fluctuations in new PACCAR truck sales or reduced market share; changes in competitive factors; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; changes in interest rates and other operating costs; insufficient liquidity in the capital markets and availability of other funding sources; cybersecurity risks to the Company’s information technology systems; use of artificial intelligence and machine learning in business processes; pandemics; climate-related risks; global conflicts; litigation involving the Company or affiliated entities; and legislation and governmental regulation.

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

Fair Value (Losses) Gains

	Year Ended December 31
	2025	2024
Assets
Fixed rate loans	$(125.2)	$(109.4)
Due from PACCAR	(19.3)	(22.9)
Due from foreign finance affiliates	(11.6)	(12.5)
Interest rate swaps related to debt	(12.3)

Liabilities
Fixed rate debt	162.3	163.4
Interest rate swaps related to debt		(22.5)
Total	$(6.1)	$(3.9)

The Company’s debt as of December 31, 2025 and 2024 consisted of commercial paper and fixed rate medium-term notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 15. – Exhibits and Financial Statement Schedules” are included following this page.

Report of Independent Registered Public Accounting Firm

Board of Directors

PACCAR Inc and PACCAR Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PACCAR Financial Corp. (a wholly owned subsidiary of PACCAR Inc) (the Company) as of December 31, 2025 and 2024, the related statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Used trucks held for sale

Description of the Matter

Included in Other assets on the Company’s Balance Sheet are used trucks held for sale of $118.3 million as of December 31, 2025. As discussed in Note J to the financial statements, the carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles.

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

Seattle, Washington

February 18, 2026

PACCAR Financial Corp.

STATEMENTS OF INCOME
	Year Ended December 31
(Millions of Dollars)	2025	2024	2023
Interest and fee income	$771.1	$661.3	$477.9
Operating lease and rental revenues	139.8	182.5	235.4
Used truck sales and other revenues	31.2	36.7	20.8
TOTAL INTEREST AND OTHER REVENUES	942.1	880.5	734.1

Interest and other borrowing costs	484.8	413.5	275.7
Depreciation and other rental expenses	119.0	172.5	189.1
Cost of used truck sales and other expenses	27.0	34.3	15.0
Selling, general and administrative expenses	69.6	68.1	64.5
Provision for losses on receivables	52.5	37.5	8.1
TOTAL EXPENSES	752.9	725.9	552.4

INCOME BEFORE INCOME TAXES	189.2	154.6	181.7

Income taxes	45.0	38.3	42.2
NET INCOME	$144.2	$116.3	$139.5

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR.

STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31
(Millions of Dollars)	2025	2024	2023
Net income	$144.2	$116.3	$139.5
Other comprehensive (loss) income
Unrealized (losses) gains on derivative contracts
(Losses) gains arising during the period	(4.7)	6.7	(5.2)
Tax effect	1.1	(1.7)	1.3
Reclassification adjustment	(.9)	(10.8)	(4.6)
Tax effect	.3	2.7	1.1
Net other comprehensive loss	(4.2)	(3.1)	(7.4)
TOTAL COMPREHENSIVE INCOME	$140.0	$113.2	$132.1

See Notes to Financial Statements.

PACCAR Financial Corp.

BALANCE SHEETS
	December 31	December 31
(Millions of Dollars)	2025	2024
ASSETS

Cash	$87.7	$83.1
Finance and other receivables, net of allowance for losses (2025 - $83.8 and 2024 - $74.4)	11,016.5	11,091.3
Due from PACCAR and affiliates	1,854.7	2,070.5
Equipment on operating leases, net of accumulated depreciation (2025 - $261.5 and 2024 - $314.6)	356.2	509.1
Other assets	243.0	266.5
TOTAL ASSETS	$13,558.1	$14,020.5

LIABILITIES

Accounts payable, accrued expenses and other	$474.3	$696.7
Due to PACCAR and affiliates	21.5	21.8
Commercial paper	2,753.7	3,610.3
Medium-term notes	7,681.4	7,216.6
Deferred taxes and other liabilities	476.8	473.6
TOTAL LIABILITIES	11,407.7	12,019.0

STOCKHOLDER'S EQUITY

Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common Stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	187.6	178.7
Retained earnings	1,913.6	1,769.4
Accumulated other comprehensive income	3.7	7.9
TOTAL STOCKHOLDER'S EQUITY	2,150.4	2,001.5
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,558.1	$14,020.5

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF CASH FLOWS
	Year Ended December 31
(Millions of Dollars)	2025	2024	2023
OPERATING ACTIVITIES

Net income	$144.2	$116.3	$139.5
Items included in net income not affecting cash:
Depreciation and amortization	122.4	171.9	181.9
Provision for losses on receivables	52.5	37.5	8.1
Deferred taxes	(1.9)	(7.6)	11.2
Administrative fees for services from PACCAR	8.9	7.1	7.0
Change in tax-related balances with PACCAR	3.7	.4	6.3
(Decrease) increase in payables and other	(197.9)	69.8	40.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	131.9	395.4	394.2

INVESTING ACTIVITIES

Finance and other receivables originated	(3,444.4)	(3,653.5)	(3,319.7)
Collections on finance and other receivables	2,718.1	2,785.4	2,470.7
Net decrease (increase) in wholesale receivables	629.3	(1,116.8)	(860.1)
Loans to PACCAR and affiliates	(622.0)	(986.6)	(415.0)
Collections on loans from PACCAR and affiliates	725.0	662.0	555.0
Net decrease in other receivables to PACCAR and affiliates	108.0	14.0	16.0
Acquisitions of equipment for operating leases	(29.6)	(244.9)	(62.4)
Proceeds from disposals of equipment	180.6	188.1	176.1
Other, net	27.0	11.4	(11.4)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	292.0	(2,340.9)	(1,450.8)

FINANCING ACTIVITIES

Net (decrease) increase in short-term commercial paper	(860.9)	767.0	1,191.1
Proceeds from medium-term notes	2,141.6	2,936.5	1,991.8
Payments of medium-term notes	(1,700.0)	(1,800.0)	(1,750.0)
Dividends paid		(50.0)	(250.0)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(419.3)	1,853.5	1,182.9
NET INCREASE (DECREASE) IN CASH	4.6	(92.0)	126.3
CASH AT BEGINNING OF YEAR	83.1	175.1	48.8
CASH AT END OF YEAR	$87.7	$83.1	$175.1

See Notes to Financial Statements.

PACCAR Financial Corp.

STATEMENTS OF STOCKHOLDER’S EQUITY
	Year Ended December 31
(Millions of Dollars)	2025	2024	2023
PREFERRED STOCK, $100 par value

Balance at beginning of year	$31.0	$31.0	$31.0
Balance at end of year	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of year	14.5	14.5	14.5
Balance at end of year	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year	178.7	171.6	164.6
Investments from PACCAR	8.9	7.1	7.0
Balance at end of year	187.6	178.7	171.6

RETAINED EARNINGS

Balance at beginning of year	1,769.4	1,703.1	1,813.6
Net income	144.2	116.3	139.5
Dividends paid		(50.0)	(250.0)
Balance at end of year	1,913.6	1,769.4	1,703.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of year	7.9	11.0	18.4
Net unrealized loss	(4.2)	(3.1)	(7.4)
Balance at end of year	3.7	7.9	11.0
TOTAL STOCKHOLDER’S EQUITY	$2,150.4	$2,001.5	$1,931.2

See Notes to Financial Statements.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

On average, commercial and other modifications extended contractual terms by approximately four months in 2025 and four months 2024, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2025 or 2024.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2025 or December 31, 2024. Recognition is resumed if the receivable becomes current by the payment of all amounts past due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $9.9 at December 31, 2025.

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

Income Taxes:

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis, and any related tax liability is paid by the Company to PACCAR and any related tax benefit is paid by PACCAR to the Company. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis. As of December 31, 2025, the statute of limitations has lapsed for U.S. federal income tax purposes for all years prior to 2022. PACCAR’s state income tax returns remain open for tax examinations for years ranging from 2012 through 2025.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Preferred Stock:

The Company’s Articles of Incorporation provide that the 6%, noncumulative, nonvoting preferred stock (100% owned by PACCAR) is redeemable only at the option of the Company’s Board of Directors.

New Accounting Pronouncements:

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU expand the disclosures in the notes to the financial statements about specific cost and expense categories presented on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented. The Company is currently evaluating the impact of this update on the related notes to the financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this ASU clarify certain aspects of the guidance on hedge accounting and address several incremental hedge accounting issues arising from the global reference rate reform initiative. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact of this update on the Company's financial statements.

The Company adopted the following standard on January 1, 2025, which had no impact on the Company’s financial statements. The additional disclosures resulting from the implementation of this ASU are reflected in Note I, Income Taxes, on a retrospective basis.

STANDARD	DESCRIPTION
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The FASB also issued the following standard, which is not expected to have a material impact on the Company’s financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2025-05*	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	January 1, 2026

* The Company will adopt on the effective date.

NOTE B – FINANCE AND OTHER RECEIVABLES

The Company’s finance and other receivables include the following:

	December 31	December 31
	2025	2024
Retail loans	$6,256.7	$5,675.3
Retail financing leases	1,850.2	1,846.3
Dealer wholesale financing	2,440.8	3,070.1
Dealer master notes	510.4	518.1
Operating lease receivables and other	42.2	55.9
	11,100.3	11,165.7
Less allowance for credit losses:
Loans and leases	(82.2)	(71.8)
Dealer wholesale financing	(1.1)	(1.1)
Operating lease receivables and other	(.5)	(1.5)
	$11,016.5	$11,091.3

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Annual minimum payments due on loans and finance leases and a reconciliation of the undiscounted cash flows to the net investment in finance leases at December 31, 2025 are as follows:

	Loans	Finance Leases
2026	$2,299.4	$540.5
2027	1,532.0	510.6
2028	1,341.6	423.1
2029	914.2	317.3
2030	531.5	170.4
Thereafter	148.4	78.8
	$6,767.1	2,040.7
Unguaranteed residual values		56.2
Unearned interest on finance leases		(246.7)
Net investment in finance leases		$1,850.2

Interest income recognized on finance leases was $109.1 and $98.7 for the years ended December 31, 2025 and 2024, respectively. Estimated residual values included with finance leases amounted to $56.2 in 2025 and $56.0 in 2024. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, repayment experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

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

Allowance for Credit Losses

The allowance for credit losses is summarized as follows:

	2025
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.1	$1.1	$70.7	$1.5	$74.4
Provision for losses		.4	53.0	(.9)	52.5
Charge-offs			(44.5)	(.1)	(44.6)
Recoveries			1.5		1.5
Balance at December 31	$1.1	$1.5	$80.7	$.5	$83.8

	2024
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$1.7	$56.9	$1.4	$61.0
Provision for losses	.1	(.6)	37.9	.1	37.5
Charge-offs			(24.4)		(24.4)
Recoveries			.3		.3
Balance at December 31	$1.1	$1.1	$70.7	$1.5	$74.4

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

	2023
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.0	$1.8	$57.9	$1.0	$61.7
Provision for losses		(.1)	8.0	.2	8.1
Charge-offs			(9.8)		(9.8)
Recoveries			.8	.2	1.0
Balance at December 31	$1.0	$1.7	$56.9	$1.4	$61.0

* Operating lease and other trade receivables.

Charge-offs, net of recoveries, increased to $43.1 in 2025 from $24.1 in 2024. The increase in charge-offs reflected a soft truckload market and included losses on several large fleet customers which were provisioned for previously.

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of December 31, 2025 and 2024. The Company retains as collateral a security interest in the related equipment. There is no single customer or dealer representing over 10% of Interest and other revenues for the years ended December 31, 2025, 2024 and 2023.

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

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

At December 31, 2025	Revolving Loans	2025	2024	2023	2022	2021	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$2,437.6							$2,437.6
Watch	3.2							3.2
	$2,440.8							$2,440.8
Retail:
Performing	$228.5	$517.9	$497.2	$444.0	$285.8	$127.5	$106.7	$2,207.6
	$228.5	$517.9	$497.2	$444.0	$285.8	$127.5	$106.7	$2,207.6
Total Dealer	$2,669.3	$517.9	$497.2	$444.0	$285.8	$127.5	$106.7	$4,648.4

Customer Retail:
Fleet:
Performing		$2,188.6	$1,693.1	$973.7	$463.2	$145.8	$38.7	$5,503.1
Watch		48.3	16.0	51.6	40.7	14.8	.6	172.0
At-risk		10.4	14.8	84.2	21.0	2.2	.6	133.2
		$2,247.3	$1,723.9	$1,109.5	$524.9	$162.8	$39.9	$5,808.3
Owner/Operator:
Performing		$275.6	$168.3	$68.3	$44.4	$23.7	$5.0	$585.3
Watch		2.4	2.2	1.8	2.4	.9	.2	9.9
At-risk		1.2	1.6	.8	2.0	.4	.2	6.2
		$279.2	$172.1	$70.9	$48.8	$25.0	$5.4	$601.4
Total Customer Retail		$2,526.5	$1,896.0	$1,180.4	$573.7	$187.8	$45.3	$6,409.7
Total	$2,669.3	$3,044.4	$2,393.2	$1,624.4	$859.5	$315.3	$152.0	$11,058.1

Year Ended December 31, 2025	Revolving Loans	2025	2024	2023	2022	2021	Prior	Total
Gross Charge-Offs:
Customer Retail:
Fleet			$6.2	$21.2	$9.9	$2.4	$.2	$39.9
Owner/Operator		$.2	1.2	1.5	1.3	.2	.2	4.6
Total		$.2	$7.4	$22.7	$11.2	$2.6	$.4	$44.5

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

At December 31, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total
Amortized Cost Basis:
Dealer:
Wholesale:
Performing	$3,064.1							$3,064.1
Watch	6.0							6.0
	$3,070.1							$3,070.1
Retail:
Performing	$229.8	$599.6	$562.3	$371.1	$181.6	$83.5	$128.1	$2,156.0
Watch		1.1	21.5	5.6	1.6	4.4	.4	34.6
	$229.8	$600.7	$583.8	$376.7	$183.2	$87.9	$128.5	$2,190.6
Total Dealer	$3,299.9	$600.7	$583.8	$376.7	$183.2	$87.9	$128.5	$5,260.7

Customer Retail:
Fleet:
Performing		$2,140.6	$1,418.7	$830.5	$398.9	$185.7	$39.8	$5,014.2
Watch		2.5	5.6	5.4	1.8	.5	.9	16.7
At-risk		19.3	148.5	61.2	29.3	3.1	.7	262.1
		$2,162.4	$1,572.8	$897.1	$430.0	$189.3	$41.4	$5,293.0
Owner/Operator:
Performing		$249.2	$109.0	$90.6	$67.0	$25.9	$5.4	$547.1
Watch		.5	2.5	1.6	.9	.4		5.9
At-risk		.5	.8	1.1	.3	.4		3.1
		$250.2	$112.3	$93.3	$68.2	$26.7	$5.4	$556.1
Total Customer Retail		$2,412.6	$1,685.1	$990.4	$498.2	$216.0	$46.8	$5,849.1
Total	$3,299.9	$3,013.3	$2,268.9	$1,367.1	$681.4	$303.9	$175.3	$11,109.8

Year Ended December 31, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total
Gross Charge-Offs:
Customer Retail:
Fleet		$.2	$4.5	$6.1	$1.2	$1.6	$5.8	$19.4
Owner/Operator			1.5	1.8	.5	.7	$.5	5.0
Total		$.2	$6.0	$7.9	$1.7	$2.3	$6.3	$24.4

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

	Dealer		Customer Retail
				Owner/
At December 31, 2025	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$2,440.8	$2,207.6	$5,657.6	$586.0	$10,892.0
31 – 60 days past-due			71.0	9.1	80.1
Greater than 60 days past-due			79.7	6.3	86.0
	$2,440.8	$2,207.6	$5,808.3	$601.4	$11,058.1

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

	Dealer		Customer Retail
				Owner/
At December 31, 2024	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past-due	$3,070.1	$2,190.6	$5,203.5	$547.4	$11,011.6
31 – 60 days past-due			42.3	5.1	47.4
Greater than 60 days past-due			47.2	3.6	50.8
	$3,070.1	$2,190.6	$5,293.0	$556.1	$11,109.8

Accounts 31+ days past due increased $67.9 to $166.1 at December 31, 2025, reflecting a soft truckload market and included three large fleet customers.

The amortized cost basis of finance receivables that are on non-accrual status is as follows:

	Dealer		Customer Retail
				Owner/
At December 31, 2025	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$132.5	$5.5	$138.0
Amortized cost basis with no specific reserve			.7	.7	1.4
Total			$133.2	$6.2	$139.4

	Dealer		Customer Retail
				Owner/
At December 31, 2024	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$237.1	$2.2	$239.3
Amortized cost basis with no specific reserve			24.0	1.1	25.1
Total			$261.1	$3.3	$264.4

The decrease in amortized cost basis with a specific reserve at December 31, 2025 from December 31, 2024 reflected several large fleet customers being charged off upon repossession of the collateral. The net decrease in the total amortized cost basis of finance receivables on non-accrual status also reflected customers paying current and recognition of interest income resumed.

Interest income recognized on a cash basis for finance receivables that are on non-accrual status is as follows:

	2025	2024	2023
Fleet	$4.2	$1.2	$.5
Owner/Operator	.1	.1	.2
	$4.3	$1.3	$.7

Customers Experiencing Financial Difficulty

The Company modified $80.0 and $199.8 of finance receivables for customers experiencing financial difficulty during the years ended December 31, 2025 and 2024, respectively. Generally, other than insignificant term extensions and payment delays are modifications extending terms and payment delays for more than three months. The amortized cost basis of finance receivables for other than insignificant term extensions and payment delays for customers in financial difficulty was as follows:

	At December 31, 2025		At December 31, 2024
	Amortized Cost Basis	% of Total Retail Portfolio	Amortized Cost Basis	% of Total Retail Portfolio
Customer Retail:
Fleet	$43.0	.5%	$145.4	1.9%
Owner/Operator	.3
	$43.3	.5%	$145.4	1.9%

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

These credit modifications granted customers additional time to pay and added a weighted-average of five months to the life of the modified contracts in 2025 and 2024. The modifications primarily relate to term extensions for one large fleet customer in 2025 and two large fleet customers in 2024.

The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. For certain modifications to customers experiencing financial difficulties that are at-risk at December 31, 2025 and December 31, 2024, the allowance for credit losses is based on the value of underlying collateral or a discounted cash flow analysis.

There were $100.8 and $.8 finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the year ended December 31, 2025 and 2024, respectively. The increase in 2025 primarily reflected two large fleet customers becoming past due.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment on operating leases. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units at December 31, 2025 and 2024 was $64.6 and $34.5, respectively.

Proceeds from the sales of repossessed assets were $80.6, $30.5 and $11.5 for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are included in Proceeds from disposal of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Income.

NOTE C – EQUIPMENT ON OPERATING LEASES

Terms of operating leases at origination and the related depreciation generally range from three to five years. The total future annual minimum rental payments to be received for equipment on non-cancelable operating leases beginning January 1, 2026 of $218.4 are due as follows: $91.4 in 2026, $61.5 in 2027, $48.7 in 2028, $15.7 in 2029 and $1.1 in 2030 and thereafter. Depreciation expense related to equipment on operating leases was $102.4, $153.9 and $167.6 in 2025, 2024 and 2023, respectively. Substantially all equipment on operating leases is manufactured by PACCAR.

NOTE D – TRANSACTIONS WITH PACCAR AND AFFILIATES

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the years ended December 31, 2025, 2024 and 2023 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at December 31, 2025 and 2024, including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	December 31	December 31
	2025	2024
Due from PACCAR and affiliates
Loans due from PACCAR	$1,129.6	$1,322.6
Loans due from foreign finance affiliates	702.0	720.0
Receivables	23.1	27.9
	$1,854.7	$2,070.5

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$6.0	$2.3
Payables	15.5	19.5
	$21.5	$21.8

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related payable due to PACCAR represents the related tax provision to be settled with PACCAR.

PACCAR has issued letters of credit as of December 31, 2025 in the amount of $.8 on behalf of the Company to guarantee funds for payment to insured franchisees and customers for any future insurance losses.

PACCAR charges the Company for certain administrative services it provides. These costs were charged to the Company based upon the Company’s use of the services and PACCAR’s cost. Fees for the services were $8.9 in 2025, $7.1 in 2024 and $7.0 in 2023 and are included in Additional paid-in capital.

The Company’s principal office is located in the corporate headquarters building of PACCAR (owned by PACCAR). The Company also leases office space from five facilities leased by PACCAR. Lease payments for the use of these facilities are included in the above-mentioned administrative services charged by PACCAR.

The Company’s employees and PACCAR employees are covered by a defined benefit pension plan sponsored by PACCAR. The assets and liabilities of the plan are reflected on the balance sheets of PACCAR. PACCAR contributes to the plan and allocates the expenses to the Company based principally on the number of eligible plan participants. Expenses for the defined benefit pension plan were $3.3, $3.4 and $3.1 for the years 2025, 2024 and 2023, respectively, and are included in Selling, general and administrative expenses.

The Company’s employees and PACCAR employees are also covered by a defined contribution plan, sponsored by PACCAR. Expenses are based on the actual contribution made on the behalf of participating employees. Expenses incurred by the Company for the defined contribution plan were $2.1 in 2025 and $2.0 in both 2024 and 2023 and are included in Selling, general and administrative expenses.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

NOTE E – STOCKHOLDER’S EQUITY

Accumulated other comprehensive income (AOCI) of $3.7 and $7.9 at December 31, 2025 and 2024, respectively, is comprised of the unrealized net (loss) gain on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Balance at beginning of year	$7.9	$11.0	$18.4
Amounts recorded in AOCI
Unrealized (loss) gain on derivative contracts	(4.7)	6.7	(5.2)
Income tax effect	1.1	(1.7)	1.3
Amounts reclassified out of AOCI
Interest and other borrowing costs	(.9)	(10.8)	(4.6)
Income taxes	.3	2.7	1.1
Net other comprehensive loss	(4.2)	(3.1)	(7.4)
Balance at end of year	$3.7	$7.9	$11.0

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

At December 31, 2025, the notional amount of these contracts totaled $1,623.6 with amounts expiring over the next 8.2 years. Notional maturities for all interest-rate contracts are $305.0 for 2026, $106.1 for 2027, $188.5 for 2028, $612.0 for 2029 and $412.0 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	As of December 31
	2025		2024
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$9.9		$3.3
Accounts payable, accrued expenses and other		$2.2		$7.0
Gross amounts recognized in Balance Sheets	9.9	2.2	3.3	7.0

Less amounts not offset in financial instruments	(1.1)	(1.1)	(2.2)	(2.2)
Pro forma net amount	$8.8	$1.1	$1.1	$4.8

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.9 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at December 31, 2025 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $3.0, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31	December 31
	2025	2024
Medium-term notes
Carrying amount of hedged liabilities	$654.3	$492.9
Cumulative basis adjustment increase (decrease) included in the carrying amount	4.3	(7.1)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $.1 and $(2.6) as of December 31, 2025 and 2024, respectively.

The following table presents the amount of (income) expense on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Income:

	Year Ended December 31
	2025	2024
(Gain) loss on fair value hedges
Derivatives	$(11.5)	$6.7
Hedged items	13.4	1.0
Gain on cash flow hedges
Reclassified from AOCI into income	(.9)	(10.8)
	$1.0	$(3.1)

NOTE G – BORROWINGS

The carrying amounts of borrowings are summarized as follows:

	As of December 31
	2025		2024
	Effective		Effective
	Rate	Borrowings	Rate	Borrowings
Commercial paper	3.8%	$2,753.7	4.5%	$3,610.3
Medium-term notes	4.3%	7,681.4	4.1%	7,216.6
	4.2%	$10,435.1	4.3%	$10,826.9

Commercial paper and medium-term notes borrowings were $10,435.1 and $10,826.9 at December 31, 2025 and 2024, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(22.9) and $(42.0) at December 31, 2025 and 2024, respectively. The effective rate is the weighted average rate as of December 31, 2025 and includes the effects of interest-rate swap agreements.

The annual principal maturities of the borrowings are as follows:

	Commercial	Term
	Paper	Notes	Total
2026	$2,758.0	2,100.0	$4,858.0
2027		1,900.0	1,900.0
2028		2,000.0	2,000.0
2029		1,000.0	1,000.0
2030 and after		700.0	700.0
	$2,758.0	$7,700.0	$10,458.0

Interest paid on borrowings was $461.5, $358.2, and $239.4 in 2025, 2024 and 2023, respectively.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

In November 2024, the Company filed a shelf registration statement under the Securities Act of 1933. In February 2026, the Company issued $400.0 of medium-term notes under this registration. The registration expires in November 2027 and does not limit the principal amount of debt securities that may be issued during the period.

See “Note D – Transactions with PACCAR and Affiliates” for discussion of borrowings from PACCAR.

NOTE H – CREDIT ARRANGEMENTS

The Company participated with PACCAR and certain other PACCAR affiliates in committed bank facilities of $4,000.0 at December 31, 2025. Of this amount, $1,500.0 expires in June 2026, $1,250.0 expires in June 2028 and $1,250.0 expires in June 2030. PACCAR and the Company intend to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration.

Of the $4,000.0 credit facilities, $3,088.0 is available for use by the Company and/or PACCAR and certain non-U.S. PACCAR financial subsidiaries. The remaining $912.0 is allocated to PACCAR and certain non-U.S. PACCAR financial subsidiaries. These credit facilities are used to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in 2025.

NOTE I – INCOME TAXES

The Company’s effective income tax rate was 23.8% for 2025 compared to 24.8% for 2024, reflecting changes in the state tax expense during 2025 as compared to 2024.

The components of the Company’s provision for income taxes include the following:

	Year Ended December 31
	2025	2024	2023
Current provision
Federal	$37.8	$38.2	$19.1
State	9.1	7.7	11.9
	46.9	45.9	31.0
Deferred provision (benefit)
Federal	.5	(7.6)	18.0
State	(2.4)		(6.8)
	(1.9)	(7.6)	11.2
Total provision for income taxes	$45.0	$38.3	$42.2

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	Year Ended December 31
	2025		2024		2023
Statutory tax	$39.7	21.0%	$32.5	21.0%	$38.2	21.0%
Effect of state	5.3	2.8%	5.8	3.8%	4.0	2.2%
Total tax provision	$45.0	23.8%	$38.3	24.8%	$42.2	23.2%

The states that require the Company to file separate returns and that contribute most significantly to the Company’s state income tax expense include Maryland, Georgia, Indiana, Florida and Arkansas.

Cash paid for income taxes was nil in 2025, 2024 and 2023. PACCAR Inc pays all federal and state income taxes on behalf of the Company.

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

	December 31	December 31
	2025	2024
Deferred tax assets:
Allowance for losses on receivables	$20.5	$18.2
Other	10.2	9.8
Deferred tax liabilities:
Depreciation	(493.5)	(493.6)
Other	(1.6)	(2.1)
Net deferred tax liability	$(464.4)	$(467.7)

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	December 31	December 31
Level 2	2025	2024
Assets:
Impaired loans, net of specific reserves (2025 - $2.6 and 2024 - $8.9)	$4.1	$29.1
Used trucks held for sale	17.0	29.5
Derivative contracts	9.9	3.3
Liabilities:
Derivative contracts	$2.2	$7.0

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to non-recurring and recurring fair value measurements:

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at December 31, 2025 and 2024 were $1.9 and $5.8 during 2025 and 2024, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

Derivative Financial Instruments: The Company’s derivative financial instruments consist of interest-rate swaps and are carried at fair value. These derivative contracts are traded over the counter and their fair value is determined using industry standard valuation

PACCAR Financial Corp.

Notes to Financial Statements	(Millions of Dollars)

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	December 31		December 31
	2025		2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$1,034.6	$1,052.4	$1,182.6	$1,185.8
Due from foreign finance affiliates	702.0	713.7	657.0	659.8
Fixed rate loans	6,536.0	6,726.7	5,814.2	5,849.7
Liabilities:
Fixed rate debt	$7,699.4	$7,803.6	$7,234.9	$7,229.0

NOTE K – COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings incidental to its business involving the collection of accounts and other matters. The Company believes that any reasonably possible range of losses with respect to these matters in addition to amounts accrued is not material to the Company’s financial statements.

At December 31, 2025, the Company has loan and lease commitments of $358.4 expiring within one year. These commitments represent commitments to fund new retail loan and lease contracts.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s year end ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Audit Fees

Audit fees charged to the Company were $1.2 in 2025 and $1.3 in 2024.

Other Fees

No other fees were charged to the Company by the principal accountant.

As a wholly owned subsidiary of PACCAR, audit and non-audit services provided by the Company’s independent registered public accounting firm are subject to PACCAR’s Audit Committee pre-approval policies and procedures as described in the PACCAR 2025 proxy statement. During the year ended December 31, 2025, all services provided by the independent registered public accounting firm were pre-approved by the PACCAR Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Listing of financial statements

The following financial statements of the Company are included in Item 8:

Statements of Income – Years Ended December 31, 2025, 2024 and 2023

Statements of Comprehensive Income – Years Ended December 31, 2025, 2024 and 2023

Balance Sheets – December 31, 2025 and 2024

Statements of Cash Flows – Years Ended December 31, 2025, 2024 and 2023

Statements of Stockholder’s Equity – Years Ended December 31, 2025, 2024 and 2023

Notes to Financial Statements – December 31, 2025, 2024 and 2023

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the financial statements and notes thereto.

(3) Listing of Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index.

PACCAR Financial Corp.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:

	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3(i)	001-11677

	(ii)	Restated By-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series P	S-3	November 2, 2018	4.2 and 4.3	333-228141
	(c)	Forms of Medium-Term Note, Series Q	S-3	November 1, 2021	4.3 and 4.4	333-260663
	(d)	Forms of Medium-Term Note, Series R	S-3	November, 7 2024	4.4 and 4.5	333-283056
	(e)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 21, 2024	4(d)	001-11677

(10)		Material contracts:

	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434

(23)		Consent of Independent Registered Public Accounting Firm*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(97)		PACCAR Financial Corp. Incentive Compensation Recovery Policy	10-K/A	May 1, 2025	97	001-11677

(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

(101.SCH)		Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document*

(104)		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* filed herewith

PACCAR Financial Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Financial Corp.

Date	February 18, 2026	/s/ T. D. Drake
T. D. Drake
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of the above date and in the capacities indicated.

(1)
Principal Executive Officer

/s/ K. D. Baney	Chief Executive Officer
K. D. Baney

(2)
Principal Financial Officer

/s/ C. R. Gryniewicz	Principal Financial Officer
C. R. Gryniewicz

(3)
Principal Accounting Officer

/s/ S. L. Farrar	Controller
S. L. Farrar

(4)
A Majority of the Board of Directors

/s/ K. D. Baney	Director
K. D. Baney

/s/ C. R. Gryniewicz	Director
C. R. Gryniewicz

/s/ T. D. Drake	Director
T. D. Drake