Form 10-Q
period 2026-06-30
PACCAR FINANCIAL CORP
filed 2026-07-29
CIK 731288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

☐	Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934

For transition period from __________ to __________

Commission File No. 001-11677

PACCAR FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Washington	91-6029712
(State of incorporation)	(I.R.S. Employer Identification No.)

777 – 106th Ave. N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip code)

(425) 468-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series Q Medium-Term Notes $350.0 Million Due March 22, 2034	PCAR34	The NASDAQ Stock Market

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

Common Stock, $100 par value—145,000 shares as of July 28, 2026

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF PACCAR INC AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) and (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PACCAR FINANCIAL CORP.

PACCAR FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of Dollars)	2026	2025	2026	2025
Interest and fee income	$181.3	$193.0	$362.1	$383.0
Operating lease and rental revenues	28.9	37.2	59.3	75.3
Used truck sales and other revenues	10.5	5.2	16.7	20.0

TOTAL INTEREST AND OTHER REVENUES	220.7	235.4	438.1	478.3

Interest and other borrowing costs	109.9	123.8	220.3	242.3
Depreciation and other rental expenses	24.8	29.4	50.5	64.5
Cost of used truck sales and other expenses	10.1	4.1	15.2	18.2
Selling, general and administrative expenses	17.2	17.3	33.8	34.4
Provision for losses on receivables	9.9	12.7	24.1	18.2

TOTAL EXPENSES	171.9	187.3	343.9	377.6

INCOME BEFORE INCOME TAXES	48.8	48.1	94.2	100.7

Income taxes	11.8	11.7	23.2	23.8

NET INCOME	$37.0	$36.4	$71.0	$76.9
COMPREHENSIVE INCOME	$39.0	$36.2	$73.8	$73.8
RETAINED EARNINGS AT BEGINNING OF PERIOD	$1,947.6	$1,809.9	$1,913.6	$1,769.4
RETAINED EARNINGS AT END OF PERIOD	$1,984.6	$1,846.3	$1,984.6	$1,846.3

Earnings per share and dividends per share are not reported because the Company is a wholly owned subsidiary of PACCAR Inc.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

BALANCE SHEETS
	June 30	December 31
	2026	2025*
(Millions of Dollars)	(Unaudited)
ASSETS
Cash	$48.8	$87.7
Finance and other receivables, net of allowance for losses (2026 - $82.1 and 2025 - $83.8)	10,894.5	11,016.5
Due from PACCAR and affiliates	1,722.4	1,854.7
Equipment on operating leases, net of accumulated depreciation (2026 - $253.0 and 2025 - $261.5)	340.7	356.2
Other assets	285.5	243.0

TOTAL ASSETS	$13,291.9	$13,558.1

LIABILITIES
Accounts payable, accrued expenses and other	$505.9	$474.3
Due to PACCAR and affiliates	39.1	21.5
Commercial paper	2,333.6	2,753.7
Medium-term notes	7,724.8	7,681.4
Deferred taxes and other liabilities	458.2	476.8

TOTAL LIABILITIES	11,061.6	11,407.7

STOCKHOLDER'S EQUITY
Preferred stock, par value $100 per share, 6% noncumulative and nonvoting, 450,000 shares authorized, 310,000 shares issued and outstanding	31.0	31.0
Common stock, par value $100 per share, 200,000 shares authorized, 145,000 shares issued and outstanding	14.5	14.5
Additional paid-in capital	193.7	187.6
Retained earnings	1,984.6	1,913.6
Accumulated other comprehensive income	6.5	3.7

TOTAL STOCKHOLDER'S EQUITY	2,230.3	2,150.4

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,291.9	$13,558.1

* The December 31, 2025 balance sheet has been derived from audited financial statements.

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30
(Millions of Dollars)	2026	2025
OPERATING ACTIVITIES
Net income	$71.0	$76.9
Items included in net income not affecting cash:
Depreciation and amortization	52.1	65.3
Provision for losses on receivables	24.1	18.2
Deferred taxes	(11.6)	(16.9)
Administrative fees for services from PACCAR	6.1	6.4
Change in tax-related balances with PACCAR	2.6	15.1
Increase (decrease) in payables and other	11.6	(35.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	155.9	129.1

INVESTING ACTIVITIES
Finance and other receivables originated	(1,388.6)	(1,593.2)
Collections on finance and other receivables	1,332.1	1,331.7
Net decrease in wholesale receivables	132.8	80.0
Loans to PACCAR and affiliates		(302.0)
Collections on loans from PACCAR and affiliates	134.0	130.0
Net decrease in other receivables to PACCAR and affiliates		48.0
Acquisitions of equipment for operating leases	(52.0)	(23.2)
Proceeds from disposals of equipment	67.4	114.4
Other, net	(46.3)	(25.9)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	179.4	(240.2)

FINANCING ACTIVITIES
Net decrease in short-term commercial paper	(421.2)	(459.8)
Proceeds from medium-term notes	847.0	1,344.9
Payments of medium-term notes	(800.0)	(800.0)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(374.2)	85.1

NET DECREASE IN CASH	(38.9)	(26.0)

CASH AT BEGINNING OF PERIOD	87.7	83.1

CASH AT END OF PERIOD	$48.8	$57.1

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of Dollars)	2026	2025	2026	2025
PREFERRED STOCK, $100 par value

Balance at beginning of period	$31.0	$31.0	$31.0	$31.0
Balance at end of period	31.0	31.0	31.0	31.0

COMMON STOCK, $100 par value

Balance at beginning of period	14.5	14.5	14.5	14.5
Balance at end of period	14.5	14.5	14.5	14.5

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period	192.7	184.1	187.6	178.7
Investments from PACCAR	1.0	1.0	6.1	6.4
Balance at end of period	193.7	185.1	193.7	185.1

RETAINED EARNINGS

Balance at beginning of period	1,947.6	1,809.9	1,913.6	1,769.4
Net income	37.0	36.4	71.0	76.9
Balance at end of period	1,984.6	1,846.3	1,984.6	1,846.3

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated unrealized net gain (loss) on derivative contracts:
Balance at beginning of period	4.5	5.0	3.7	7.9
Net unrealized gain (loss)	2.0	(.2)	2.8	(3.1)
Balance at end of period	6.5	4.8	6.5	4.8

TOTAL STOCKHOLDER'S EQUITY	$2,230.3	$2,081.7	$2,230.3	$2,081.7

See Notes to Financial Statements.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company adopted the following standards on January 1, 2026, which had no impact on the Company’s financial statements.

STANDARD	DESCRIPTION
2025-05	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
2025-09	Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

The FASB also issued the following standards, which are not expected to have a material impact on the Company's financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2025-06*	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	January 1, 2028
2025-10*	Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	January 1, 2029

* The Company will adopt on the effective date.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B – Finance and Other Receivables

The Company’s finance and other receivables include the following:

	June 30	December 31
	2026	2025
Retail loans	$6,351.5	$6,256.7
Retail financing leases	1,782.5	1,850.2
Dealer wholesale financing	2,308.0	2,440.8
Dealer master notes	492.3	510.4
Operating lease receivables and other	42.3	42.2
	10,976.6	11,100.3

Less allowance for credit losses:
Loans and leases	(80.8)	(82.2)
Dealer wholesale financing	(1.0)	(1.1)
Operating lease receivables and other	(.3)	(.5)
	$10,894.5	$11,016.5

Interest income recognized on finance leases was $26.8 and $53.6 for the three and six months ended June 30, 2026, respectively, compared to $27.5 and $54.4 for the same periods in 2025. Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2026 or December 31, 2025. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, commercial and other modifications extended contractual terms by approximately six months in 2026 and four months in 2025, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2026 and December 31, 2025.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

Individually evaluated receivables on non-accrual status are generally considered collateral dependent. Large balance retail and all wholesale receivables on non-accrual status are individually evaluated for losses based on the value of the underlying collateral or a discounted cash flow basis. Small balance receivables on non-accrual status with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The allowance for credit losses is summarized as follows:

	2026
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.1	$1.5	$80.7	$.5	$83.8
Provision for losses	(.1)		24.1	.1	24.1
Charge-offs			(26.5)	(.3)	(26.8)
Recoveries			1.0		1.0
Balance at June 30	$1.0	$1.5	$79.3	$.3	$82.1

	2025
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$1.1	$1.1	$70.7	$1.5	$74.4
Provision for losses		.3	18.7	(.8)	18.2
Charge-offs			(27.8)		(27.8)
Recoveries			.3		.3

Balance at June 30	$1.1	$1.4	$61.9	$.7	$65.1

* Operating lease and other trade receivables.

Charge-offs, net of recoveries, decreased to $25.8 in the first half of 2026 from $27.5 in the first half of 2025. The charge-offs in the first half of 2026 included losses on three large fleet customers and other accounts which were provisioned for previously.

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in the United States. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 10% of the total portfolio assets as of June 30, 2026 or December 31, 2025. The Company retains as collateral a security interest in the related equipment.

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

At June 30, 2026	Revolving Loans	2026	2025	2024	2023	2022	Prior	Total
Amortized cost:
Dealer:
Wholesale:
Performing	$2,308.0							$2,308.0
Watch
	$2,308.0							$2,308.0
Retail:
Performing	$228.8	$183.4	$472.7	$440.7	$384.6	$247.0	$170.1	$2,127.3
	$228.8	$183.4	$472.7	$440.7	$384.6	$247.0	$170.1	$2,127.3
Total dealer	$2,536.8	$183.4	$472.7	$440.7	$384.6	$247.0	$170.1	$4,435.3

Customer retail:
Fleet:
Performing		$938.0	$1,965.5	$1,441.6	$769.6	$308.3	$83.8	$5,506.8
Watch		15.8	53.8	17.6	29.8	25.9	10.8	153.7
At-risk		1.8	27.9	43.0	117.5	26.4	3.5	220.1
		$955.6	$2,047.2	$1,502.2	$916.9	$360.6	$98.1	$5,880.6
Owner/operator:
Performing		$135.8	$239.7	$140.8	$52.3	$29.9	$12.2	$610.7
Watch		.4	1.3	.9	.6	.5	.2	3.9
At-risk			.7	1.4	.6	.6	.5	3.8
		$136.2	$241.7	$143.1	$53.5	$31.0	$12.9	$618.4
Total customer retail		$1,091.8	$2,288.9	$1,645.3	$970.4	$391.6	$111.0	$6,499.0
Total	$2,536.8	$1,275.2	$2,761.6	$2,086.0	$1,355.0	$638.6	$281.1	$10,934.3

Six Months Ended June 30, 2026	Revolving Loans	2026	2025	2024	2023	2022	Prior	Total
Gross charge-offs:
Customer retail:
Fleet			$2.7	$3.1	$9.0	$6.0	$2.9	$23.7
Owner/operator			.9	.6	.4	.8	.1	2.8
Total			$3.6	$3.7	$9.4	$6.8	$3.0	$26.5

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

At December 31, 2025	Revolving Loans	2025	2024	2023	2022	2021	Prior	Total
Amortized cost:
Dealer:
Wholesale:
Performing	$2,437.6							$2,437.6
Watch	3.2							3.2
	$2,440.8							$2,440.8
Retail:
Performing	$228.5	$517.9	$497.2	$444.0	$285.8	$127.5	$106.7	$2,207.6
	$228.5	$517.9	$497.2	$444.0	$285.8	$127.5	$106.7	$2,207.6
Total dealer	$2,669.3	$517.9	$497.2	$444.0	$285.8	$127.5	$106.7	$4,648.4

Customer retail:
Fleet:
Performing		$2,188.6	$1,693.1	$973.7	$463.2	$145.8	$38.7	$5,503.1
Watch		48.3	16.0	51.6	40.7	14.8	.6	172.0
At-risk		10.4	14.8	84.2	21.0	2.2	.6	133.2
		$2,247.3	$1,723.9	$1,109.5	$524.9	$162.8	$39.9	$5,808.3
Owner/operator:
Performing		$275.6	$168.3	$68.3	$44.4	$23.7	$5.0	$585.3
Watch		2.4	2.2	1.8	2.4	.9	.2	9.9
At-risk		1.2	1.6	.8	2.0	.4	.2	6.2
		$279.2	$172.1	$70.9	$48.8	$25.0	$5.4	$601.4
Total customer retail		$2,526.5	$1,896.0	$1,180.4	$573.7	$187.8	$45.3	$6,409.7
Total	$2,669.3	$3,044.4	$2,393.2	$1,624.4	$859.5	$315.3	$152.0	$11,058.1

Twelve Months Ended December 31, 2025	Revolving Loans	2025	2024	2023	2022	2021	Prior	Total
Gross charge-offs:
Customer retail:
Fleet			$6.2	$21.2	$9.9	$2.4	$.2	$39.9
Owner/operator		$.2	1.2	1.5	1.3	.2	.2	4.6
Total		$.2	$7.4	$22.7	$11.2	$2.6	$.4	$44.5

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

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

	Dealer		Customer Retail
				Owner/
At June 30, 2026	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$2,308.0	$2,127.3	$5,761.5	$611.6	$10,808.4
31 – 60 days past due			28.8	3.7	32.5
Greater than 60 days past due			90.3	3.1	93.4
	$2,308.0	$2,127.3	$5,880.6	$618.4	$10,934.3

	Dealer		Customer Retail
				Owner/
At December 31, 2025	Wholesale	Retail	Fleet	Operator	Total
Current and up to 30 days past due	$2,440.8	$2,207.6	$5,657.6	$586.0	$10,892.0
31 – 60 days past due			71.0	9.1	80.1
Greater than 60 days past due			79.7	6.3	86.0
	$2,440.8	$2,207.6	$5,808.3	$601.4	$11,058.1

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	Dealer		Customer Retail
				Owner/
At June 30, 2026	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$203.1	$2.9	$206.0
Amortized cost basis with no specific reserve			17.1	.8	17.9
			$220.2	$3.7	$223.9

	Dealer		Customer Retail
				Owner/
At December 31, 2025	Wholesale	Retail	Fleet	Operator	Total
Amortized cost basis with a specific reserve			$132.5	$5.5	$138.0
Amortized cost basis with no specific reserve			.7	.7	1.4
			$133.2	$6.2	$139.4

The increase in amortized cost basis of finance receivables on non-accrual status at June 30, 2026 compared to December 31, 2025 primarily reflects an increase in finance receivables from customers experiencing financial difficulties whose accounts were modified during the first quarter of 2026.

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Fleet		$.4		$4.2
Owner/operator				.1
		$.4		$4.3

Customers Experiencing Financial Difficulty

The Company modified $130.5 and $11.3 of finance receivables for customers experiencing financial difficulty during the first half of 2026 and 2025, respectively. The increase in credit modifications primarily reflects contract modifications granted to three large fleet customers during the first quarter of 2026. Generally, other than insignificant term extensions and payment delays are credit modifications extending terms and payment delays for more than three months. The ending amortized cost basis of finance receivables

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

for other than insignificant term extensions and payment delays for customers in financial difficulty was as follows for the six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	As of June 30		As of June 30
	2026	2025	2026	2025
Customer Retail:
Fleet		$2.9	$73.8	$7.1
Owner/operator				.2
		$2.9	$73.8	$7.3
Annualized % of total retail portfolio		.2%	1.8%	.2%

These credit modifications generally granted customers additional time to pay. The financial effects of the term extensions added a weighted average of six months to the life of the modified contracts for the second quarter of 2025, and twelve and six months for the first half of 2026 and 2025, respectively. The higher level of modified contracts in the first half of 2026 primarily reflected a modification for one large fleet customer in the first quarter of 2026 that included a combination of principal forgiveness and additional time to pay. The financial effect of this modification was not significant to the allowance for credit losses.

The ending amortized cost basis and performance of finance receivables modified during the previous twelve months ended June 30, 2026 and 2025 were as follows:

At June 30,	2026	2025
Customer Retail:
Fleet
Current and up to 30 days past due	$75.0	$77.6
Greater than 60 days past due	30.9
Owner/operator
Current and up to 30 days past due	.1	.1
Greater than 60 days past due	.1
	$106.1	$77.7

The greater than 60 days past due at June 30, 2026 increased to $30.9 and was due to one large fleet customer that became over 30 days past due during the fourth quarter of 2025. Contract modifications with customers experiencing financial difficulty during the previous twelve months that became over 30 days past due in the first half of 2026 and 2025 were not significant.

The Company continues to monitor the performance of finance receivables that are modified with customers experiencing financial difficulty. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses for the six months ended June 30, 2026 and 2025. For certain modifications to customers experiencing financial difficulties that are at-risk at June 30, 2026 and December 31, 2025, the allowance for credit losses is based on the value of underlying collateral or a discounted cash flow analysis.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Other assets on the Balance Sheets. The balance of repossessed units was $39.7 at June 30, 2026 and $64.6 at December 31, 2025.

Proceeds from sales of repossessed assets were $24.9 and $53.3 for the six months ended June 30, 2026 and 2025, respectively. These amounts are included in Proceeds from disposals of equipment on the Statements of Cash Flows. Write-downs of repossessed equipment under operating leases are recorded as impairments and included in Depreciation and other rental expenses on the Statements of Comprehensive Income and Retained Earnings.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

NOTE C – Transactions with PACCAR and Affiliates

The Company and PACCAR are parties to a Support Agreement that obligates PACCAR to provide, when required, financial assistance to the Company to ensure that the Company maintains a ratio of earnings to fixed charges (as defined in the Support Agreement) of at least 1.25 to 1 for any fiscal year. The required ratio for the six months ended June 30, 2026 and full year 2025 was met without assistance. The Support Agreement also requires PACCAR to own, directly or indirectly, all outstanding voting stock of the Company.

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

Amounts outstanding at June 30, 2026 and December 31, 2025 including balances with foreign finance affiliates operating in the United Kingdom, the Netherlands, Mexico, Canada and Australia, are summarized below:

	June 30	December 31
	2026	2025
Due from PACCAR and affiliates
Loans due from PACCAR	$1,051.6	$1,129.6
Loans due from foreign finance affiliates	646.0	702.0
Receivables	24.8	23.1
	$1,722.4	$1,854.7

Due to PACCAR and affiliates
Tax-related payable due to PACCAR	$8.6	$6.0
Payables	30.5	15.5
	$39.1	$21.5

The Company is included in the consolidated federal income tax return of PACCAR. The tax-related payable due to PACCAR represent the related tax provision to be settled with PACCAR.

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

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Net income	$37.0	$36.4	$71.0	$76.9
Other comprehensive income (loss)
Derivative contracts increase (decrease)	2.0	(.2)	2.8	(3.1)
Total comprehensive income	$39.0	$36.2	$73.8	$73.8

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (AOCI) of $6.5 and $3.7 at June 30, 2026 and December 31, 2025, respectively, is comprised of the unrealized net gain (loss) on derivative contracts, net of taxes. Changes in and reclassifications out of AOCI during the periods are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Balance at beginning of period	$4.5	$5.0	$3.7	$7.9
Amounts recorded in AOCI
Unrealized gain (loss) on derivative contracts	3.8	(1.3)	5.7	(3.8)
Income tax effect	(.9)	.4	(1.4)	.8
Amounts reclassified out of AOCI
Interest and other borrowing costs	(1.2)	1.0	(2.0)	(.3)
Income tax effect	.3	(.3)	.5	.2

Net other comprehensive income (loss)	2.0	(.2)	2.8	(3.1)

Balance at end of period	$6.5	$4.8	$6.5	$4.8

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

Assets and Liabilities Subject to Non-recurring and Recurring Fair Value Measurement

Impaired loans and used trucks held for sale are measured on a non-recurring basis. Derivative contracts are measured on a recurring basis. The Company’s assets and liabilities subject to fair value measurements are as follows:

	June 30	December 31
Level 2	2026	2025
Assets:
Impaired loans, net of specific reserves (2026 - $5.2 and 2025 - $2.6)	$29.9	$4.1
Used trucks held for sale	11.3	17.0
Derivative contracts	4.7	9.9

Liabilities:
Derivative contracts	$2.7	$2.2

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

Used Trucks Held for Sale: The carrying amount of used trucks held for sale is written down as necessary to reflect the fair value less costs to sell. The Company determines the fair value of used trucks from a pricing matrix, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units sold individually, which is the lowest unit of account, and the condition of the vehicles. Used truck impairments related to units held at June 30, 2026 and 2025 were $1.1 and $2.6 during 2026 and 2025, respectively. These assets, which are shown in the above table when they are written down to fair value less costs to sell, are categorized as Level 2 and are included in Other assets on the Balance Sheets.

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

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Due from PACCAR	$956.6	$960.1	$1,034.6	$1,052.4
Due from foreign finance affiliates	646.0	648.5	702.0	713.7
Fixed rate loans	6,494.8	6,560.4	6,536.0	6,726.7

Liabilities:
Fixed rate debt	$7,742.1	$7,749.1	$7,699.4	$7,803.6

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $4.7 at June 30, 2026.

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

At June 30, 2026, the notional amount of these contracts totaled $2,012.6 with amounts expiring over the next 7.7 years. Notional maturities for all interest-rate contracts are $305.0 for the remainder of 2026, $206.1 for 2027, $228.5 for 2028, $626.0 for 2029, $60.0 for 2030 and $587.0 thereafter.

The following table presents the balance sheet classification, fair value and gross and net amounts of derivative financial instruments:

	June 30, 2026		December 31, 2025
Interest-rate contracts:	Assets	Liabilities	Assets	Liabilities
Other assets	$4.7		$9.9
Accounts payable, accrued expenses and other		$2.7		$2.2
Gross amounts recognized in Balance Sheets	4.7	2.7	9.9	2.2
				-
Less amounts not offset in financial instruments	(1.1)	(1.1)	(1.1)	(1.1)
Pro forma net amount	$3.6	$1.6	$8.8	$1.1

Cash Flow Hedges

Certain of the Company’s interest-rate contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.4 years.

PACCAR FINANCIAL CORP.

Notes to Financial Statements (Unaudited)	(Millions of Dollars)

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged transaction. The amount of gain recorded in AOCI at June 30, 2026 that is estimated to be reclassified to interest expense in the following 12 months if interest rates remain unchanged is approximately $2.1, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s interest-rate risk management strategy.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30	December 31
	2026	2025
Medium-term notes:
Carrying amount of the hedged liabilities	$968.0	$654.3
Cumulative basis adjustment (decrease) increase included in the carrying amount	(5.0)	4.3

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $.5 and $.1 as of June 30, 2026 and December 31, 2025, respectively.

The following table presents the amount of expense (income) on cash flow and fair value hedges recognized in Interest and other borrowing costs on the Statements of Comprehensive Income and Retained Earnings:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Loss (gain) on fair value hedges
Derivatives	$6.8	$(4.3)	$9.3	$(14.3)
Hedged items	(6.8)	4.6	(9.0)	15.5
(Gain) loss on cash flow hedges
Reclassified from AOCI into income	(1.2)	1.0	(2.0)	(.3)
	$(1.2)	$1.3	$(1.7)	$.9

NOTE G – Income Taxes

The Company’s effective income tax rate for the second quarter and first half of 2026 was 24.2% and 24.6%, respectively, compared to 24.3% and 23.6% for the same periods of 2025, reflecting changes in the state tax expense during 2026 as compared to 2025.

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

PACCAR FINANCIAL CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Millions of Dollars)

Results of Operations

	Three Months Ended			Six Months Ended
	June 30			June 30
	2026	2025	% Change	2026	2025	% Change
New business volume by product:
Retail loans and finance leases	$754.3	$880.1	(14)	$1,301.8	$1,469.3	(11)
Equipment on operating leases	43.5	13.8	215	52.0	23.0	126
Dealer master notes	35.1	27.4	28	72.6	95.5	(24)
	$832.9	$921.3	(10)	$1,426.4	$1,587.8	(10)
New loan and lease unit volume:
Retail loans and finance leases	4,730	5,900	(20)	8,380	9,950	(16)
Equipment on operating leases	270	100	170	320	150	113
	5,000	6,000	(17)	8,700	10,100	(14)
Average earning assets by product:
Retail loans and finance leases	$8,037.8	$7,589.8	6	$8,016.7	$7,536.5	6
Dealer wholesale financing	2,337.4	3,010.7	(22)	2,345.3	3,014.7	(22)
Dealer master notes	501.5	528.8	(5)	501.2	530.4	(6)
Average finance receivables	10,876.7	11,129.3	(2)	10,863.2	11,081.6	(2)
Equipment on operating leases	369.4	504.0	(27)	376.6	525.8	(28)
	$11,246.1	$11,633.3	(3)	$11,239.8	$11,607.4	(3)
Revenue by product:
Retail loans and finance leases	$147.0	$145.7	1	$293.5	$289.8	1
Equipment on operating leases	28.9	37.2	(22)	59.3	75.3	(21)
Dealer wholesale financing	28.2	40.3	(30)	56.2	79.2	(29)
Dealer master notes	6.1	7.0	(13)	12.4	14.0	(11)
Used truck sales and other revenues	10.5	5.2	102	16.7	20.0	(17)
	220.7	235.4	(6)	438.1	478.3	(8)
Income before income taxes	$48.8	$48.1	1	$94.2	$100.7	(6)

New Business Volume

New business volume in the second quarter was $832.9 in 2026 and $921.3 in 2025, and in the first half, was $1,426.4 in 2026 and $1,587.8 in 2025. The decrease in both periods reflected lower retail sales of PACCAR trucks, partially offset by higher amount financed per truck and higher finance market share in 2026. New business volume from retail loans and finance leases in the second quarter was $754.3 in 2026 and $880.1 in 2025, and in the first half, was $1,301.8 in 2026 and $1,469.3 in 2025. Finance market share of new PACCAR truck sales increased to 22.2% and 20.9% in the second quarter and first half of 2026, respectively, from 21.2% and 20.0% in the second quarter and first half of 2025. Equipment on operating leases new business volume was $43.5 and $52.0 in the second quarter and first half of 2026 compared to $13.8 and $23.0 in the second quarter and first half of 2025, primarily due to higher demand from one large fleet customer in 2026. Dealer master notes new business volume was $35.1 and $27.4 in the second quarter of 2026 and 2025, respectively. In the first six months, dealer master note new business decreased to $72.6 in 2026 from $95.5 in 2025 due to decreased finance volume from dealers.

Revenues

The Company’s revenues decreased to $220.7 and $438.1 in the second quarter and first half of 2026, respectively, from $235.4 and $478.3 in the second quarter and first half of 2025, primarily driven by lower average wholesale and operating lease portfolio, partially offset by higher average retail loan and finance lease portfolio balances.

Income Before Income Taxes

The Company’s income before income taxes was $48.8 for the second quarter of 2026 compared to $48.1 for the second quarter of 2025. The increase in income before income taxes in 2026 was primarily the result of lower provision for losses of $2.8 and higher finance margin of $2.2, partially offset by a lower operating lease margin of $3.7.

PACCAR FINANCIAL CORP.

The Company’s income before income taxes was $94.2 for the first half of 2026 compared to $100.7 for the first half of 2025. The decrease in income before income taxes in 2026 was primarily the result of higher provision for losses of $5.9 and lower operating lease margin of $2.0, partially offset by a higher finance margin of $1.1.

Included in Other assets on the Company’s Balance Sheets are used trucks held for sale, net of impairments, of $94.6 at June 30, 2026 and $118.3 at December 31, 2025. These trucks include units returned from matured operating leases in the ordinary course of business and trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the second quarter, the Company recognized losses on used trucks, excluding repossessions, of $1.1 in 2026 compared to $.9 in 2025, including losses on multiple unit transactions of $1.0 in 2026 compared to $.7 in 2025. Used truck losses related to repossessions, which are recognized as credit losses, were $2.3 in 2026 and $1.2 in 2025.

In the first half, the Company recognized losses on used trucks, excluding repossessions, of $1.9 in 2026 compared to $5.3 in 2025, including losses on multiple unit transactions of $1.4 in 2026 compared to $3.9 in 2025. Used truck losses related to repossessions, which are recognized as credit losses, were $3.3 in 2026 and $1.8 in 2025.

Revenue and Expenses

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the three months ended June 30, 2026 and 2025 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Three Months Ended June 30, 2025	$193.0	$123.8	$69.2
(Decrease) increase
Average finance receivables	(3.7)		(3.7)
Average receivables from PACCAR and affiliates	(5.7)		(5.7)
Average debt balances		(9.8)	9.8
Yields	(2.3)		(2.3)
Borrowing rates		(4.1)	4.1

Total (decrease) increase	(11.7)	(13.9)	2.2

Three Months Ended June 30, 2026	$181.3	$109.9	$71.4

•
Average finance receivables decreased $252.6 in the second quarter of 2026, which decreased interest and fee income by $3.7. The decrease was primarily due to lower dealer wholesale financing, partially offset by higher retail loan and finance lease portfolio.
•
Average receivables from PACCAR and affiliates decreased $487.7 in the second quarter of 2026 as a result of collections exceeding new loans to affiliated companies, which decreased interest and fee income by $5.7.
•
Average debt balances decreased $904.4 in the second quarter of 2026, decreasing interest and other borrowing costs by $9.8. The lower average debt balances primarily reflect lower funding requirements for the wholesale and equipment on operating lease portfolios, as well as lower funding for the affiliated companies.
•
Yields decreased $2.3 due to lower yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 5.93% and 5.99% in the second quarter of 2026 and 2025, respectively. Yields on receivables from PACCAR and affiliates were 4.71% in the second quarter of 2026 compared to 4.80% in the second quarter of 2025.
•
Average borrowing rates in the second quarter of 2026 were 4.37% compared to 4.51% in the second quarter of 2025 due to lower debt market interest rates, resulting in a decrease of $4.1 in interest and other borrowing costs.

PACCAR FINANCIAL CORP.

The major factors for the changes in interest and fee income, interest and other borrowing costs and finance margin between the six months ended June 30, 2026 and 2025 are outlined in the table below:

		Interest and
	Interest and	Other Borrowing	Finance
	Fee Income	Costs	Margin
Six Months Ended June 30, 2025	$383.0	$242.3	$140.7
(Decrease) increase
Average finance receivables	(6.4)		(6.4)
Average receivables from PACCAR and affiliates	(9.9)		(9.9)
Average debt balances		(16.6)	16.6
Yields	(4.6)		(4.6)
Borrowing rates		(5.4)	5.4

Total (decrease) increase	(20.9)	(22.0)	1.1

Six Months Ended June 30, 2026	$362.1	$220.3	$141.8

•
Average finance receivables decreased $218.4 in the first half of 2026, which decreased interest and fee income by $6.4. The decrease was primarily due to lower dealer wholesale financing, partially offset by higher retail loan and finance lease portfolio.
•
Average receivables from PACCAR and affiliates decreased $423.8 in the first six months of 2026 as a result of collections exceeding new loans to affiliated companies, which decreased interest and fee income by $9.9.
•
Average debt balances decreased $762.9 in the first half of 2026, decreasing interest and other borrowing costs by $16.6. The lower average debt balances primarily reflect lower funding requirements for the wholesale and equipment on operating lease portfolios, as well as lower funding for affiliated companies.
•
Yields decreased $4.6 due to lower yields on receivables from customers and PACCAR and affiliates. Yields on customer finance receivables were 5.95% and 6.01% in the first half of 2026 and 2025, respectively. Yields on receivables from PACCAR and affiliates were 4.73% in the first half of 2026 compared to 4.86% in the same period of 2025.
•
Average borrowing rates in the first half of 2026 were 4.40% compared to 4.50% in the first half of 2025 due to lower debt market interest rates, resulting in a decrease of $5.4 in interest and other borrowing costs.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the three months ended June 30, 2026 and 2025 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Three Months Ended June 30, 2025	$37.2	$29.4	$7.8
(Decrease) increase
Operating lease impairments		(1.6)	1.6
Results on returned lease assets		1.5	(1.5)
Average operating lease assets	(7.9)	(6.6)	(1.3)
Revenue and cost per asset	(.4)	2.1	(2.5)

Total decrease	(8.3)	(4.6)	(3.7)

Three Months Ended June 30, 2026	$28.9	$24.8	$4.1

•
Lower operating lease impairments decreased depreciation and rental expenses by $1.6, primarily reflecting higher used truck prices in 2026.
•
Results on returned lease assets increased depreciation and other rental expenses by $1.5.
•
Average operating lease assets decreased in 2026 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•
Revenue per asset decreased $.4 due to lower lease related revenue. Cost per asset increased $2.1 primarily due to higher vehicle related expenses.

PACCAR FINANCIAL CORP.

The major factors for the changes in operating lease and rental revenues, depreciation and other rental expenses and operating lease margin between the six months ended June 30, 2026 and 2025 are outlined in the table below:

	Operating Lease	Depreciation
	and Rental	and Other	Operating
	Revenues	Rental Expenses	Lease Margin
Six Months Ended June 30, 2025	$75.3	$64.5	$10.8
(Decrease) increase
Operating lease impairments		(3.4)	3.4
Results on returned lease assets		(.1)	.1
Average operating lease assets	(18.3)	(15.1)	(3.2)
Revenue and cost per asset	2.3	4.6	(2.3)

Total decrease	(16.0)	(14.0)	(2.0)

Six Months Ended June 30, 2026	$59.3	$50.5	$8.8

•
Lower operating lease impairments decreased depreciation and rental expenses by $3.4, primarily reflecting higher used truck prices in 2026.
•
Average operating lease assets decreased in 2026 due to the volume of expiring leases exceeding new business volume for leased vehicles.
•
Revenue per asset increased $2.3 primarily due to higher lease rates from higher average truck value financed and higher rental utilization. Cost per asset increased $4.6 primarily due to higher vehicle related expenses.

Used truck sales and other revenues and cost of used truck sales and other expenses are summarized below for the second quarter and first half of 2026 compared to the second quarter and first half of 2025:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Used truck sales	$7.7	$2.1	$10.8	$13.6
Insurance, franchise and other revenues	2.8	3.1	5.9	6.4
Used truck sales and other revenues	10.5	5.2	16.7	20.0

Cost of used truck sales	8.3	2.3	12.0	14.4
Insurance, franchise and other expenses	1.8	1.8	3.2	3.8
Cost of used truck sales and other expenses	10.1	4.1	15.2	18.2

Results from used trucks and other	$.4	$1.1	$1.5	$1.8

Results from used trucks and other in the second quarter and first half of 2026 decreased by $.7 and $.3 from the second quarter and first half of 2025, respectively, primarily due to lower results from the sale of used trucks received on trade, partially offset by higher flooring insurance margin.

SG&A

The Company’s selling, general and administrative expenses (SG&A) decreased in the second quarter to $17.2 in 2026 from $17.3 in 2025, and decreased for the first half to $33.8 in 2026 from $34.4 in 2025. The decrease in both periods was primarily due to lower personnel and related expenses. As an annualized percentage of average earning assets, the Company’s SG&A was .6% in the second quarter and first half of 2026 and 2025.

PACCAR FINANCIAL CORP.

Allowance for Credit Losses

The following table summarizes information on the Company’s allowance for credit losses on receivables and asset portfolio and presents related ratios:

	Six Months Ended	Year Ended	Six Months Ended
	June 30	December 31	June 30
	2026	2025	2025
Balance at beginning of period	$83.8	$74.4	$74.4
Provision for losses	24.1	52.5	18.2
Charge-offs	(26.8)	(44.6)	(27.8)
Recoveries	1.0	1.5	.3
Balance at end of period	$82.1	$83.8	$65.1

Ratios:
Charge-offs, net of recoveries ($25.8 in 2026) to
average total portfolio ($10,863.2 in 2026)
annualized at June 30, 2026	.47%	.39%	.50%

Allowance for credit losses ($82.1 in 2026) to period-end
total portfolio ($10,976.6 in 2026)	.75%	.75%	.58%

Period-end retail loan and lease receivables past
due over 30 days ($125.9 in 2026) to period-end
retail loan and lease receivables ($8,134.0 in 2026)	1.55%	2.05%	.87%

The provision for losses on receivables was $24.1 for the first half of 2026 compared to $18.2 for the first half of 2025, reflecting an increase in 30+ days past due accounts and retail portfolio growth in 2026.

Charge-offs, net of recoveries, decreased to $25.8 in the first half of 2026 from $27.5 in the first half of 2025. The charge-offs in the first half of 2026 included losses on three large fleet customers and other accounts which were provisioned for previously.

Retail loan and lease receivables past due over 30 days at June 30, 2026 was 1.55%, compared to 2.05% at December 31, 2025 and .87% at June 30, 2025. The decrease in past dues as of June 30, 2026 compared to December 31, 2025 reflects customer payments, accounts charged off and modifications. Customer payment performance improved in the second quarter of 2026, reflecting more favorable freight market conditions. The Company continues to focus on maintaining low past due balances.

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

PACCAR FINANCIAL CORP.

The post-modification balances of accounts modified during the six months ended June 30, 2026 and 2025 are summarized below:

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025
	Amortized	% of Total	Amortized	% of Total
	Cost Basis	Portfolio*	Cost Basis	Portfolio*
Commercial	$61.4	1.1%	$131.2	2.3%
Insignificant delay	100.4	1.8%	110.3	2.0%
Credit	130.6	2.4%	11.3	.2%
	$292.4	5.3%	$252.8	4.5%

* Amortized cost basis immediately after modification as a percentage of period-end portfolio, on an annualized basis.

Modification activity increased to $292.4 in the first half of 2026 from $252.8 in the first half of 2025. The decrease in Commercial modifications primarily reflects lower volumes of end-of-term refinancing. The decrease in Insignificant Delay modifications reflects a decrease in customers requesting payment relief for up to three months. These customers were predominantly not past due at the time of modification and at June 30, 2026. The increase in credit modifications primarily reflects contract modifications granted to three large fleet customers during the first quarter of 2026.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $2.1 of accounts during the second quarter of 2026, $22.0 of accounts during the fourth quarter of 2025 and $5.5 of accounts during the second quarter of 2025 that were 30+ days past due and became current at the time of modification. Had the accounts not been modified and had they continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30	December 31	June 30
	2026	2025	2025
Pro forma percentage of retail loan and lease accounts 30+ days past due	1.57%	2.32%	.94%

The Company typically requires customers to pay current before granting modifications. The higher pro forma percentage of retail loan and lease accounts 30+ days past due at June 30, 2026 was primarily due to a modification granted to one large fleet customer in financial difficulty.

A contract modification that improves the past due status reduces the probability of default. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. Modification of accounts in prior quarters that were 30+ days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2026, December 31, 2025 and June 30, 2025. For certain modifications to customers experiencing financial difficulties that are at-risk at June 30, 2026, December 31, 2025 and June 30, 2025, the allowance for credit losses is based on the value of the underlying collateral or a discounted cash flow analysis.

Portfolio

The Company’s portfolio is concentrated with customers in the heavy- and medium-duty truck transportation industry. The portfolio is comprised of retail loans and leases, dealer wholesale financing and dealer master notes as follows:

	June 30		December 31		June 30
	2026		2025		2025
Retail loans	$6,351.5	57%	$6,256.7	56%	$5,860.9	52%
Retail leases	1,782.5	17%	1,850.2	17%	1,843.8	16%
Dealer wholesale financing	2,308.0	21%	2,440.8	22%	2,990.1	26%
Dealer master notes	492.3	4%	510.4	4%	519.7	5%
Operating lease receivables and other	42.3	1%	42.2	1%	59.5	1%

Total portfolio	$10,976.6	100%	$11,100.3	100%	$11,274.0	100%

Retail loans increased to $6,351.5 at June 30, 2026 from $6,256.7 at December 31, 2025, reflecting new business volume exceeding collections.

PACCAR FINANCIAL CORP.

Retail leases decreased to $1,782.5 at June 30, 2026 from $1,850.2 at December 31, 2025 reflecting collections exceeding new business volume.

Dealer wholesale financing balances decreased to $2,308.0 at June 30, 2026 from $2,440.8 at December 31, 2025 due to reduced dealer inventory.

Dealer master notes were $492.3 at June 30, 2026 compared to $510.4 at December 31, 2025. Dealers may pay the loans early or make additional draws up to specified balances of the contracts and/or vehicles pledged to the Company. As of June 30, 2026, the underlying pledged contracts and/or vehicles were $663.8 of which the dealers have $167.6 as potential additional borrowing capacity.

Income Taxes

The Company’s effective income tax rate for the second quarter and first half of 2026 was 24.2% and 24.6%, respectively, compared to 24.3% and 23.6% for the same periods of 2025, reflecting changes in the state tax expense during 2026 as compared to 2025.

The Company is included in the consolidated federal income tax return of PACCAR. Federal income taxes for the Company are determined on a separate return basis. State income taxes, where the Company files combined tax returns with PACCAR, are determined on a blended statutory rate, which is substantially the same as the rate computed on a separate return basis.

The Company’s deferred income tax benefit for the first half of 2026 was $11.6 compared to $16.9 for the first half of 2025. The Company’s net deferred tax liability decreased to $453.7 at June 30, 2026 from $464.4 at December 31, 2025, primarily due to reduced accelerated depreciation. Deferred taxes are impacted by new business volume and the accelerated depreciation deduction rate under U.S. federal and state tax law. The difference in the timing of depreciation for financial statement and income tax purposes does not impact operating results and is not expected to have a significant impact on liquidity in 2026.

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

The Company’s debt ratings at June 30, 2026 are as follows:

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

The Company participates with PACCAR and certain other PACCAR affiliates in committed bank facilities of $4,000.0 at June 30, 2026. Of this amount, $1,500.0 expires in May 2027, $1,250.0 expires in June 2029 and $1,250.0 expires in June 2031. PACCAR and the Company intend to extend or replace these credit facilities on or before expiration with facilities of similar amounts and duration.

Of the $4,000.0 credit facilities, $3,102.0 is available for use by the Company and/or PACCAR and certain non-U.S. PACCAR financial subsidiaries. The remaining $898.0 is allocated to PACCAR and certain non-U.S. PACCAR financial subsidiaries. These credit facilities are maintained primarily to provide backup liquidity for the Company’s commercial paper and maturing medium-term notes. The Company is liable only for its own borrowings under these credit facilities. There were no borrowings under these credit facilities in the first half of 2026.

PACCAR FINANCIAL CORP.

The Company issues commercial paper and medium-term notes to fund its financing and leasing operations. The total principal amounts of commercial paper and medium-term notes outstanding for the Company as of June 30, 2026 were $2,336.8 and $7,750.0, respectively.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2025 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR FINANCIAL CORP.

EXHIBIT INDEX

Exhibits (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3)	Articles of incorporation and by-laws:
	(i)	Restated Articles of Incorporation of the Company, as amended	10-K	February 26, 2015	3(i)	001-11677
	(ii)	Restated by-laws of the Company	10-Q	August 7, 2014	3(c)	001-11677
(4)	Instruments defining the rights of security holders, including indentures:
	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the Company and U.S. Bank Trust Company, National Association (as a successor to The Bank of New York Mellon Trust Company, N.A.)	S-3	November 20, 2009	4.1	333-163273
	(b)	Forms of Medium-Term Note, Series Q	S-3	November 1, 2021	4.3 and 4.4	333-260663
	(c)	Forms of Medium-Term Note, Series R	S-3	November 7, 2024	4.4 and 4.5	333-283056
	(d)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934	10-K	February 21, 2024	4(d)	001-11677
(10)	Material contracts:
	(a)	Support Agreement between the Company and PACCAR dated as of June 19, 1989. (P)	S-3	June 23, 1989	28.1	33-29434
(31)	Rule 13a-14(a)/15d-14(a) Certifications:
	(a)	Certification of Principal Executive Officer*
	(b)	Certification of Principal Financial Officer*
(32)	Section 1350 Certifications:
	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*
(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
(101.SCH)		Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document*
(104)		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

____________

* filed herewith

PACCAR FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Financial Corp.
(Registrant)

Date	July 29, 2026	/s/ Terren D. Drake
Terren D. Drake
President
(Authorized Officer)

/s/ Kevin S. Bowman
Kevin S. Bowman
Controller
(Chief Accounting Officer)